Form 10-Q
period 2019-09-30
IDEAYA Biosciences, Inc.
filed 2019-11-13
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, the registrant had 20,331,095 shares of common stock, $0.0001 par value per share, outstanding.

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended September 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$38,848	$20,505
Short-term marketable securities	70,508	69,456
Prepaid expenses and other current assets	2,805	706
Total current assets	112,161	90,667
Restricted cash	106	106
Property and equipment, net	4,767	5,152
Deferred offering costs	—	570
Right-of-use assets	5,279	—
Other non-current assets	18	46
Total assets	$122,331	$96,541
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$763	$1,417
Accrued liabilities	3,992	3,583
Deferred rent	—	299
Lease liabilities	1,116	—
Other current liabilities	76	114
Total current liabilities	5,947	5,413
Deferred rent	—	1,572
Long-term lease liabilities	5,926	—
Other non-current liabilities	52	113
Total liabilities	11,925	7,098
Commitments and contingencies (Note 5)
Series A redeemable convertible preferred stock, $0.0001 par value, no shares authorized as of September 30, 2019 and 59,433,105 shares authorized as of December 31, 2018; no shares issued and outstanding as of September 30, 2019 and 5,794,727 shares issued and outstanding as of December 31, 2018; liquidation value of $0 as of September 30, 2019 and $47,178 as of December 31, 2018	—	40,735
Series B redeemable convertible preferred stock, $0.0001 par value, no shares authorized as of September 30, 2019 and 75,500,000 shares authorized as of December 31, 2018; no shares issued and outstanding as of September 30, 2019 and 7,345,067 shares issued and outstanding as of December 31, 2018; liquidation value of $0 as of September 30, 2019 and $97,520 as of December 31, 2018	—	97,656
Stockholder’s equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2019 and no shares authorized as of December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2019 and 170,800,000 shares authorized as of December 31, 2018; 20,328,242 and 1,335,690 shares issued and outstanding as of September 30, 2019 and December 31, 2018	2	—
Additional paid-in capital	192,036	1,599
Accumulated other comprehensive income (loss)	78	(31)
Accumulated deficit	(81,710)	(50,516)
Total stockholders’ equity (deficit)	110,406	(48,948)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$122,331	$96,541

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$8,923	$12,538	$25,778	$24,172
General and administrative	2,700	1,088	7,174	3,112
Total operating expenses	11,623	13,626	32,952	27,284
Loss from operations	(11,623)	(13,626)	(32,952)	(27,284)
Interest income	654	573	1,752	1,423
Other income (expense), net	—	1	6	77
Net loss	$(10,969)	$(13,052)	$(31,194)	$(25,784)
Change in unrealized gains (losses) on marketable securities	41	16	109	(16)
Comprehensive loss	$(10,928)	$(13,036)	$(31,085)	$(25,800)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(13.06)	$(3.15)	$(27.94)
Weighted average number of shares outstanding, basic and diluted	20,158,223	999,369	9,895,574	922,664

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances as of June 30, 2019	—	$—	20,268,103	$2	$191,310	$37	$(70,741)	$120,608
Issuance of common stock upon exercise of stock options	—	—	62,501	—	190	—	—	190
Repurchase of early exercised shares	—	—	(2,362)	—	(2)	—	—	(2)
Vesting of early exercised common stock options and restricted stock	—	—	—	—	20	—	—	20
Stock-based compensation	—	—	—	—	518	—	—	518
Other comprehensive income	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(10,969)	(10,969)
Balances as of September 30, 2019	—	$—	20,328,242	$2	$192,036	$78	$(81,710)	$110,406

Balances as of June 30, 2018	12,876,179	$134,579	1,331,316	$—	$886	$(33)	$(28,902)	$(28,049)
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	263,615	3,812	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	13,656	—	23	—	—	23
Early exercised common stock options	—	—	5,338	—	—	—	—	—
Repurchase of early exercised shares	—	—	(7,913)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	287	—	—	287
Other comprehensive income	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(13,052)	(13,052)
Balances as of September 30, 2018	13,139,794	$138,391	1,342,397	$—	$1,234	$(17)	$(41,954)	$(40,737)

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(in thousands, except share amounts)

(Unaudited)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances as of December 31, 2018	13,139,794	$138,391	1,335,690	$—	$1,599	$(31)	$(50,516)	$(48,948)
Conversion of redeemable convertible preferred stock into common stock	(13,139,794)	(138,391)	13,139,794	1	138,390	—	—	138,391
Issuance of common stock upon initial public offering, net of issuance cost	—	—	5,750,000	1	50,246	—	—	50,247
Issuance of common stock upon exercise of stock options	—	—	114,890	—	261	—	—	261
Early exercised common stock options	—	—	2,112	—	—			—
Repurchase of early exercised shares	—	—	(14,244)	—	(2)	—	—	(2)
Vesting of early exercised common stock options and restricted stock	—	—	—	—	93	—	—	93
Stock-based compensation	—	—	—	—	1,449	—	—	1,449
Other comprehensive income	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	(31,194)	(31,194)
Balances as of September 30, 3019	—	$—	20,328,242	$2	$192,036	$78	$(81,710)	$110,406

Balances as of December 31, 2017	4,379,916	$26,084	1,263,416	$—	$432	$(1)	$(16,170)	$(15,739)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $5, adjusted for the redeemable convertible preferred stock liability of $3,137	1,414,811	14,651	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $176	7,081,452	93,844	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	263,615	3,812	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	16,311	—	25	—	—	25
Early exercised common stock options	—	—	70,583	—	—	—	—	—
Repurchase of early exercised shares			(7,913)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	152	—	—	152
Stock-based compensation	—	—	—	—	625	—	—	625
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(25,784)	(25,784)
Balances as of September 30, 2018	13,139,794	$138,391	1,342,397	$—	$1,234	$(17)	$(41,954)	$(40,737)

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(31,194)	$(25,784)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	915	623
Net amortization of premiums and discounts on marketable securities	(451)	(526)
Stock-based compensation	1,449	625
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	—	3,812
Change in fair value of redeemable convertible preferred stock liability	—	(70)
Landlord contributions for leasehold improvements	—	129
Loss (gain) on sale of property and equipment	14	(41)
Gain on sales of marketable securities	(7)	(11)
Changes in assets and liabilities
Prepaid expenses and other assets	(2,071)	(109)
Right-of-use assets	870	—
Accounts payable	(153)	352
Accrued and other liabilities	1,000	917
Deferred rent	—	(60)
Lease liabilities	(979)	—
Net cash used in operating activities	(30,607)	(20,143)
Cash flows from investing activities
Purchases of property and equipment, net	(1,137)	(1,400)
Purchases of marketable securities	(86,117)	(112,155)
Maturities of marketable securities	67,538	40,800
Sales of marketable securities	18,094	3,000
Net cash used in investing activities	(1,622)	(69,755)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	105,358
Proceeds from issuance of common stock in initial public offering, net of issuance costs	50,321	—
Proceeds from exercise of common stock options	251	97
Net cash provided by financing activities	50,572	105,455
Net increase in cash, cash equivalents and restricted cash	18,343	15,557
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	20,611	6,032
Cash, cash equivalents and restricted cash, at end of period	$38,954	$21,589

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$38,848	$21,483
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$38,954	$21,589

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Cash paid for interest	$69	$96
Supplemental non-cash investing and financing activities:
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	$—	$3,812
Vesting of early exercised options and restricted stock	$88	$134
Purchases of property and equipment in accounts payable and accrued liabilities	$11	$180
Extinguishment of redeemable convertible preferred stock liability	$—	$3,137
Conversion of redeemable convertible preferred stock into common stock	$138,391	$—

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $81.7 million as of September 30, 2019. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock, common stock and convertible notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed above. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2019, the Company had cash, cash equivalents and short-term marketable securities of $109.4 million. Management believes that the Company’s current cash, cash equivalents and short-term marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. The accompanying balance sheet as of September 30, 2019, the statements of operations and comprehensive loss and of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and September 30, 2018, and the statements of cash flows for the nine months ended September 30, 2019 and September 30, 2018 are unaudited. In the opinion of management, the unaudited data reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of

September 30, 2019, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2019 and September 30, 2018 and its cash flows for the nine months ended September 30, 2019 and September 30, 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and September 30, 2018 are also unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018, which are included in the Company’s prospectus related to the Company’s IPO, filed with the SEC on May 24, 2019 (the “final prospectus”), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

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

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company base in intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

Deferred Initial Public Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized and recorded on the balance sheet. As of December 31, 2018, $0.6 million of deferred offering costs were recorded on the balance sheet. During the nine months ended September 30, 2019, an additional $2.7 million in deferred offering costs were incurred. In connection with the IPO, all deferred offering costs were charged against the proceeds from the IPO included in additional paid-in capital on the accompanying condensed balance sheet as of September 30, 2019.

Leases

The Company leases its facilities and meets the requirements to account for these leases as operating leases. For the three and nine months ended September 30, 2018, for facility leases that contain rent escalations or rent concession provisions, the Company records its lease expense during the lease term on a straight-line basis over the term of the lease. As of December 31, 2018, the Company recorded the difference between the rent paid and the straight-line rent as a deferred rent liability. As of December 31, 2018, leasehold improvements funded by landlord incentives or allowances were recorded as leasehold improvement assets and a corresponding deferred rent liability. The leasehold improvement asset is amortized over the lesser of the term of the lease or life of the asset. For the three and nine months ended September 30, 2018, the deferred rent liability is amortized on a straight-line basis as a reduction to rent expense over the term of the lease agreement.

Upon adoption of ASC 842, Leases, as described below under Recently Adopted Accounting Pronouncements, on January 1, 2019, the Company determines if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, lease liabilities, and long-term lease liabilities on the Company’s balance sheet.

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

3. Fair Value Measurements and Short-Term Marketable Securities

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

As of September 30, 2019, financial assets measured and recognized at fair value are as follows (in thousands):

		September 30, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$24,948	$19	$—	$24,967
Corporate bonds	Level 2	41,108	59	—	41,167
Commercial paper	Level 2	4,374	—	—	4,374
Marketable securities		70,430	78	—	70,508
Money market funds(1)	Level 1	38,680	—	—	38,680
Total fair value of assets		$109,110	$78	$—	$109,188

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2018, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2018
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$9,983	$—	$(1)	$9,982
Corporate bonds	Level 2	18,820	—	(19)	18,801
Commercial paper	Level 2	29,699	—	—	29,699
Asset-backed securities	Level 2	10,984	—	(10)	10,974
Marketable securities		69,486	—	(30)	69,456
Money market funds(1)	Level 1	20,419	—	—	20,419
Total fair value of assets		$89,905	$—	$(30)	$89,875

(1)	Included in cash and cash equivalents on the balance sheet

As of September 30, 2019 and December 31, 2018, marketable securities had a remaining maturity of twelve months or less. There were no financial liabilities measured and recognized at fair value as of September 30, 2019 and December 31, 2018.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	Useful Life	September 30,	December 31,
	(In Years)	2019	2018
Laboratory equipment	5	$3,830	$3,335
Computer equipment	3	117	117
Software	3	118	109
Leasehold improvements	Shorter of useful life or lease term	2,581	2,570
Furniture and fixtures	5	308	304
Total property and equipment		6,954	6,435
Less: Accumulated depreciation and amortization		(2,187)	(1,283)
Property and equipment, net		$4,767	$5,152

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued salaries and benefits	$1,504	$1,279
Accrued research and development expenses	1,870	1,095
Legal and professional fees	486	999
Other	132	210
Accrued liabilities	$3,992	$3,583

5. Leases, Lease Commitments and Contingencies

Operating Leases

The Company leases its laboratory and office facilities in South San Francisco, California, and through September 30, 2019 in San Diego, California under non-cancelable operating leases with expiration dates in July 2024 and March 2020, respectively.

On September 30, 2019, the Company and the landlord of the laboratory and office facilities in South San Francisco entered into a second amendment (“Second Amendment”) to lease additional office spaces at the same location. The Company will account for the Second Amendment as a separate contract and will recognize a related ROU asset and lease liability on the lease commencement date of the additional office spaces, which is currently expected in early 2020.

On September 30, 2019, the Company and the landlord of the laboratory and office facilities in San Diego agreed to terminate the lease. Accordingly, the Company derecognized the remaining balances of the ROU asset and lease liability.

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

Rent expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2018, respectively. As of December 31, 2018, $1.9 million of deferred rent representing future minimum rental payments for leases with scheduled rent escalations and tenant improvement allowances was included in current and long-term liabilities.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

As of December 31, 2018:	Operating Leases
2019	$1,711
2020	1,611
2021	1,604
2022	1,646
2023	1,690
Thereafter	1,441
Total lease payments	$9,703

The maturities of operating lease liabilities as of September 30, 2019 are as follows (in thousands):

As of September 30, 2019	Operating Leases
Remaining fiscal 2019	$386
2020	1,564
2021	1,604
2022	1,646
2023	1,690
Thereafter	1,441
Total lease payments	8,331
Less: Interest	(1,289)
Present value of lease liabilities	$7,042
Amounts recognized on the balance sheet
Current lease liabilities	$1,116
Long-term lease liabilities	5,926
Total lease liabilities	$7,042

Operating lease expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, the ROU assets of $5.3 million are included in non-current assets on the balance sheet, and lease liabilities of $7.0 million are included in current liabilities and non-current liabilities on the balance sheet.

As of September 30, 2019, the remaining term for the operating lease in South San Francisco, California is 4.8 years, and the discount rate is 7.0%.

During the nine months ended September 30, 2019, cash paid for amounts included in operating lease liabilities of $1.3 million is included in cash flows from operating activities on the statement of cash flows.

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2019 and December 31, 2018, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material.

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2019 and September 30, 2018 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

7. Redeemable Convertible Preferred Stock

Issued and outstanding redeemable convertible preferred stock and its principal terms as of December 31, 2018 were as follows (in thousands, except share and per share amounts):

	Redeemable Convertible Preferred Stock		Liquidation	Carrying	Original Issue Price Per
	Authorized	Outstanding	Value	Value	Share
Series A redeemable convertible preferred stock	59,433,105	5,794,727	$47,178	$40,735	$8.1415
Series B redeemable convertible preferred stock	75,500,000	7,345,067	97,520	97,656	$13.2769
	134,933,105	13,139,794	$144,698	$138,391

Following the closing of the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 13,139,794 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2019.

8. Common Stock

As of September 30, 2019 and December 31, 2018, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 and 170,800,000 shares of common stock, respectively, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the preferred stockholders. As of September 30, 2019 and December 31, 2018, no dividends have been declared to date.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2019	2018
Conversion of Series A redeemable convertible preferred stock	—	5,794,727
Conversion of Series B redeemable convertible preferred stock	—	7,345,067
Exercise of outstanding options under the 2015 and 2019 Plans	1,921,259	1,598,864
Issuance of common stock options under the 2015 Plan	—	535,691
Issuance of common stock options under the 2019 Plan	1,089,038	—
Issuance of common stock options under the Employee Stock Purchase Plan	195,000	—
Total	3,205,297	15,274,349

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

Options granted under the 2019 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants.

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

2015 Equity Incentive Plan

In 2015, the Company established its 2015 Plan which provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2015 Plan may be either ISOs NSOs.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$227	$124	$679	$250
General and administrative	291	163	770	375
Total stock-based compensation expense	$518	$287	$1,449	$625

Stock Options

Activity under the Company’s 2015 and 2019 equity incentive plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2019	535,691	1,598,864	$4.128	9.22
Additional shares authorized	978,500	—
Options granted	(532,567)	532,567	$10.127
Options exercised	—	(117,002)	$2.285
Options repurchased	14,244	—	$0.835
Options canceled	93,170	(93,170)	$4.805
Balance, September 30, 2019	1,089,038	1,921,259	$5.870	8.73
Exercisable as of September 30, 2019		491,434	$4.021	8.18
Vested and expected to vest as of September 30, 2019		1,921,259	$5.870	8.73

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 and September 30, 2018 was $7.197 and $3.120 per share, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2019 and September 30, 2018 was $0.7 million and $0.1 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of September 30, 2019 and December 31, 2018, total unrecognized stock-based compensation expense for stock options was $6.2 million and $4.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.92 years and 3.26 years, respectively.

The total fair value of options vested for the nine months ended September 30, 2019 and September 30, 2018 was $1.6 million and $0.2 million, respectively.

Early Exercise of Stock Options

The terms of the 2015 Plan permit the exercise of options granted under the 2015 Plan prior to vesting, subject to required approvals. The shares are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. The proceeds are initially recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the nine months ended September 30, 2019 and September 30, 2018, the Company repurchased 14,244 and 7,914 shares of common stock, respectively. As of September 30, 2019 and December 31, 2018, shares that were subject to repurchase were 116,306 and 237,853, respectively. The aggregate exercise prices of early exercised shares as of September 30, 2019 and December 31, 2018 was $0.1 million and $0.2 million, respectively, which were recorded in other current liabilities and other non-current liabilities.

Stock-Based Compensation Associated with Awards to Employees

During the nine months ended September 30, 2019 and September 30, 2018, the Company granted stock options to employees to purchase 532,567 and 1,281,150 shares of common stock, respectively.

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Expected term	5.4 - 6.1 years	6.0 - 6.1 years	5.4 - 6.1 years	5.8 - 6.1 years
Expected volatility	77.2% - 81.6%	81.6% - 81.9%	77.2% - 82.2%	80.3% - 82.3%
Risk-free interest rate	1.4% - 1.9%	2.8% - 2.9%	1.4% - 2.5%	2.6% - 2.9%
Dividend yield	0%	0%	0%	0%

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and industry peers, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. The Company uses an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility, as the Company does not have sufficient trading history for its common stock. For purposes of identifying these peer companies, the Company considers the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measures historical volatility over a period equivalent to the expected term. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Stock-Based Compensation Associated with Awards to Non-employees

During the nine months ended September 30, 2019 and September 30, 2018, the Company granted stock options to non-employees to purchase 0 and 3,900 shares of common stock, respectively. Stock-based compensation expense related to options granted to non-employees for all periods presented was not material.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2018	19,492	$0.63
Vested	(4,593)	$0.05
Unvested, September 30, 2019	14,899	$0.81

During the years ended December 31, 2015 and 2016, the Company issued 346,579 founder shares under restricted stock agreements. Under the terms of these agreements, the founder shares vest over the requisite service periods. Recipients of restricted stock awards have voting and dividend rights with respect to such shares upon grant without regard to vesting. Shares of unvested restricted stock are subject to the Company’s right of repurchase. As the restricted stock was purchased by employees at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the nine months ended September 30, 2019 and September 30, 2018 was less than $0.1 million in each period. As of September 30, 2019 and December 31, 2018, outstanding shares of unvested restricted stock that were subject to repurchase have an aggregate purchase price of less than $0.1 million, which is recorded in other current liabilities and other non-current liabilities on the balance sheets.

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(10,969)	$(13,052)	$(31,194)	$(25,784)
Denominator:
Weighted-average shares outstanding	20,307,383	1,341,269	10,087,459	1,333,706
Less: weighted-average unvested restricted shares and shares subject to repurchase	(149,160)	(341,900)	(191,885)	(411,042)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	20,158,223	999,369	9,895,574	922,664
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(13.06)	$(3.15)	$(27.94)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of September 30,
	2019	2018
Redeemable convertible preferred stock	—	13,139,794
Options to purchase common stock	1,921,259	1,467,983
Unvested restricted stock awards	14,899	20,865
Unvested early exercised common stock options	116,306	298,745
Total	2,052,464	14,927,387

11. Related Party Transactions

The Company incurred $0.4 million during the three months ended September 30, 2018, and $0.9 million during the nine months ended September 30, 2018 in relation to agreements for pharmaceutical research, development and manufacturing activities with entities affiliated with a former director of the Company, Edward Hu. As of December 31, 2018, $0.2 million is included in accounts payable in the Company’s balance sheet. Mr. Hu resigned from the Company’s board of directors in January 2019.

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

Our most advanced product candidate is IDE196, a protein kinase C, or PKC, inhibitor for genetically-defined cancers having g protein subunit alpha q, or GNAQ, or g protein subunit alpha 11, or GNA11, gene mutations. We obtained an exclusive, worldwide license to IDE196 from Novartis with a right of reference to certain data from its ongoing Phase 1 clinical trial in metastatic uveal melanoma, a cancer of the eye with a high frequency of GNAQ or GNA11 gene mutations, pursuant to which we may rely on and incorporate data previously submitted by Novartis to the FDA into our own regulatory submissions. Phase 1 monotherapy data from Novartis was presented at the American Association for Cancer Research, or AACR, in April 2019. A confirmed Complete Response at the 200 mg BID dose level was observed at month 31 in one of four patients previously reported with confirmed partial response out of 30 total (28 evaluable) BID patients in this ongoing monotherapy arm of the Novartis clinical trial. As of September 13, 2019, five of 28 evaluable patients in the monotherapy BID cohort continue on therapy for more than two years: one of these patients has a confirmed complete response, two of these patients have stable disease, and two patients experienced disease progression, one from a partial response and one from stable disease after approximately 25 months and 22 months of treatment, respectively. These 2 patients who have progressed experience on-going clinical benefit and thus remain on study as allowed per protocol. In the case of these 5 patients, their time on IDE196 therapy surpasses the historical median overall survival of approximately 10 months for metastatic uveal melanoma.

We initiated a Phase 1/2 clinical trial in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in metastatic uveal melanoma, or MUM, and potentially other indications such as cutaneous melanoma and colorectal cancer. We have completed enrollment in the Phase 1 dose escalation portion of the Phase 1/2 clinical trial at sites in the U.S. and Australia. We anticipate selection of the dosing regimen and initiation of the Phase 2 portion of the clinical trial by year-end 2019.  We also expect to introduce a tablet formulation for IDE196 in a Phase 1 pharmacokinetic (PK) substudy in the first quarter of 2020, and subject to satisfactory completion of this substudy, we plan to introduce the tablet formulation for use in our ongoing Phase 2 clinical trial.  We anticipate providing an update with interim clinical data from our Phase 1/2 clinical trial in the second or third quarter of 2020.

In an end of Phase 1 meeting in Q4 2019, the FDA provided guidance on a regulatory path for IDE196 for the treatment of MUM. As previously reported on October 31, 2019, the FDA feedback from the End‑of‑Phase 1 meeting indicates that our proposed single-arm Phase 2 IDE196‑001 clinical trial may be adequate to support a new drug application (NDA) seeking Accelerated Approval for IDE196 monotherapy in MUM.  The single-arm, potentially registration‑enabling part of the Phase 1/2 clinical trial will target enrollment of 60 evaluable MUM patients with the primary endpoint of overall response rate (ORR) as determined by blinded independent central review (BICR), supported by BICR‑determined duration of response (DOR) as a secondary endpoint.  The 13-week good laboratory practice (GLP)-compliant toxicology studies in two species is scheduled to initiate in November

2019, in support of FDA requirement that results of these studies be submitted prior to enrollment of more than approximately 50 patients in the investigational arm that will support a marketing application.

Based on FDA feedback on the single-arm Phase 2 clinical trial design for IDE196 in MUM, and expected rate of enrollment in this arm of the clinical trial, we are anticipating submission of an NDA to the FDA in the fourth quarter of 2021 or the first quarter of 2022.

Our ongoing clinical translational research includes molecular characterization of patient tissue samples, including tumor samples, with a goal of evaluating whether certain molecular characteristics correlate with patient outcomes. We previously announced a strategic agreement with Foundation Medicine in support of our tissue-type agnostic strategy, which includes a genomic biomarker-driven approach to be enabled by FoundationOne®CDx, Foundation Medicine’s FDA-approved broad companion diagnostic which includes comprehensive genomic profiling across 324 genes. This relationship allows for comprehensive genomic profiling of patient tumor samples from IDEAYA’s ongoing Phase 1/2 clinical trial as well as advanced analyses of FoundationCORE®, Foundation Medicine’s proprietary database of over 350,000 de-identified comprehensive genomic patient profiles.

As previously disclosed on October 8, 2019, we recently enrolled our first cutaneous melanoma patient harboring a tumor with an activating GNAQ/GNA11 mutation, a key milestone for evaluating IDE196 in solid tumors outside of metastatic uveal melanoma (MUM) as part of our ongoing Phase 1/2 tissue-agnostic basket trial.  We continue efforts to identify and enroll additional patients for potential enrollment in the Phase 1/2 basket trial with GNAQ/GNA11 hotspot mutations in solid tumors outside of uveal melanoma. We recently expanded our relationship with Foundation Medicine, participating in their Smart Trials™ program for identification of non-MUM patients having tumors with activating GNAQ/11 mutations for potential enrollment in our Phase 1/2 basket trial.

Subject to completion of, and satisfactory results from preclinical studies, we also plan to evaluate the safety and efficacy of IDE196 in solid tumors having other GNAQ or GNA11 non-hotspot mutations that activate the PKC signaling pathway.  We have suspended further preclinical studies for evaluating IDE196 as a potential therapeutic for solid tumors having PKC fusions based on preclinical validation studies, and to prioritize our preclinical evaluation of other potential opportunities for IDE196.

In August 2019, we announced a collaborative research agreement with AstraZeneca to evaluate the preclinical combination of IDE196 and Osimertinib (Osi), an epidermal growth factor receptor (EGFR) inhibitor. Subject to completion of, and satisfactory results from preclinical studies, we also plan to evaluate the safety and efficacy of IDE196, potentially in combination with an EGFR inhibitor, in a clinical trial in NSCLC patients with tumors resistant to an EGFR inhibitor mediated by PKC.

Subject to completion of, and satisfactory results from preclinical studies, we also plan to evaluate IDE196 in combination with one or more additional anti-cancer agents, such as an inhibitor of MEK in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. We are targeting initiation of such clinical evaluation of IDE196 in combination with a MEK inhibitor in mid-2020.

We continue our preclinical assessment of IDE196 for potential applicability in Sturge Weber Syndrome, a rare disease indication, including potential feasibility for pediatric use.

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

We believe that data presented at the AACR/NCI/EORTC conference in October 2019 demonstrates clinical activity of MAT2A as a biological target in patients having tumors with MTAP deletion. We are continuing our preclinical evaluation of potential drug candidates, including in an HCT116 engineered in-vivo model, and in multiple endogenous in-vivo models, and have satisfactorily completed preliminary toxicological evaluation of several compounds in our lead series. Our goal is to select a MAT2A inhibitor development candidate in the first half of 2020 with differentiated properties relative to Agios’ published compounds and publicly disclosed properties of Agios’ clinical candidate AG270.  We expect to file an IND for a differentiated MAT2A inhibitor as a development candidate in the second half of 2020.

We believe synthetic lethality, as an emerging class of precision medicine targets, represents one of the most exciting, potentially impactful new areas of development in oncology, and we are investing a significant portion of our resources to be a leader in this emerging field.  In addition to our MAT2A program, we continue to progress other synthetic lethality programs in our pipeline, including Pol theta for patients having tumors with BRCA or other homologous recombination deficiency (HRD) mutations, and Werner (WRN) for patients having tumors with high microsatellite instability (MSI).

We continue to grow as a company, and to invest in expanding our team and capabilities.  Dr. Paul A. Barsanti, Ph.D., joined as Vice President, Head of Drug Discovery, to help advance the company’s ongoing preclinical research programs.  Dr. Barsanti is responsible for medicinal chemistry, computational chemistry, and structural biology, as well as preclinical activities, including CMC manufacturing, formulation, DMPK and toxicology activities of the Company.   Additionally, Jason S. Throne, J.D., has joined as Vice President, General Counsel, responsible for leadership and management of legal, compliance and risk management matters of the Company. Dr. Michael Dillon, Ph.D., Senior Vice President and Chief Scientific Officer, Head of Research, plans to transition from his current role to Research Fellow in mid-2020, a role in which he will continue to serve the Company, providing strategic and operational guidance in chemistry and drug discovery across multiple research programs.

As reported in October 2019, we entered into a Second Amendment, or the Lease Amendment, to the Company’s lease, or the South San Francisco Lease, with ARE-SAN FRANCISCO NO. 17, LLC, or the Lessor, relating to space leased by the Company at its corporate headquarters located at 7000 Shoreline Court, Suite 350, South San Francisco, California 94080. The Lease Amendment expands the square footage leased by the Company pursuant to the South San Francisco Lease by an additional approximately 5,500 square feet, or the Expansion Premises, subject to the Company’s right to terminate the lease of approximately 4,500 square feet of the Expansion Premises prior to February 1, 2020 concurrent with the payment of an early termination fee, on the terms and subject to the conditions set forth therein. Concurrent with the execution of the Lease Amendment, and in consideration of the Company’s relocation of certain of its target identification and validation operations from San Diego to its facilities in South San Francisco, the Company entered into a termination agreement with ARE-SD-Region No. 35, LLC, an affiliate of the Lessor, with respect to the Company’s existing lease at 3033 Science Park Road, San Diego, California 92121, pursuant to which the such lease was terminated on September 30, 2019.

We plan to continue to use third-party service providers, including clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, to carry out our preclinical and clinical development and manufacture and supply of our preclinical and clinical materials to be used during the development of our product candidates.

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

Our net losses were $31.2 million and $25.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $81.7 million.

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

As of September 30, 2019, we had cash, cash equivalents and short-term marketable securities of $109.4 million. We believe that our cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			%
	2019	2018	Change	Change
Operating expenses:
Research and development	$8,923	$12,538	$(3,615)	(29%)
General and administrative	2,700	1,088	1,612	148%
Loss from operations	(11,623)	(13,626)	2,003	(15%)
Interest income	654	573	81	14%
Other income (expense), net	—	1	(1)	(100%)
Net loss	$(10,969)	$(13,052)	$2,083	(16%)

Research and Development Expenses

Research and development expenses decreased by $3.6 million, or 29%, from the three months ended September 30, 2018 to the three months ended September 30, 2019. The decrease in research and development expenses was primarily due to license fees of $6.3 million related to our license agreement with Novartis, including a one-time cash payment of $2.5 million and issuance of 263,615 shares of Series B redeemable convertible preferred stock with a fair value of $3.8 million to an affiliate of Novartis, in the three months ended September 30, 2018, which was partially offset by an increase in fees paid to CROs and CMOs of $1.4 million related primarily to initiation and support costs for our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors and the advancement of our lead product candidates through preclinical studies; an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense of $0.7 million related to increased average headcount to support our growth; an increase in clinical and research consulting costs of $0.2 million; and an increase in costs for laboratory supplies used in support of our research programs of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 148%, from the three months ended September 30, 2018 to the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, of $0.5 million related to increased headcount to support our growth; an increase in directors’ and officers’ liability insurance premiums of $0.5 million; an increase in external legal patent expenses related to our product candidates of $0.2 million; and an increase in professional fees for legal and accounting services as a public company of $0.2 million.

Interest Income

Interest income increased by $0.1 million, or 14%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to an increase in interest income on our cash, cash equivalents and short-term marketable securities balances, which increased as a result of the net proceeds from our IPO in May 2019, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Other Income (Expense), Net

Other income (expense), net did not significantly change from the three months ended September 30, 2018 to the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,			%
	2019	2018	Change	Change
Operating expenses:
Research and development	$25,778	$24,172	$1,606	7%
General and administrative	7,174	3,112	4,062	131%
Loss from operations	(32,952)	(27,284)	(5,668)	21%
Interest income	1,752	1,423	329	23%
Other income (expense), net	6	77	(71)	(92%)
Net loss	$(31,194)	$(25,784)	$(5,410)	21%

Research and Development Expenses

Research and development expenses increased by $1.6 million, or 7%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in research and development expenses was primarily due to an increase in fees paid to CROs and CMOs of $3.3 million related primarily to our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors and the advancement of our lead product candidates through preclinical studies; an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, of $2.9 million related to increased average headcount to support our growth; an increase in clinical and research consulting costs of $0.8 million; an increase in depreciation expense related out our lab equipment purchases during the nine months ended September 30, 2019 of $0.2 million; and an increase in allocated overhead, including rent, equipment, depreciation, information technology costs and utilities of $0.5 million. These increases were partially offset by a decrease in license fees of $6.3 million related to our license agreement with Novartis, including a one-time cash payment of $2.5 million and issuance of 263,615 shares of Series B redeemable convertible preferred stock with a fair value of $3.8 million to an affiliate of Novartis in the nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million, or 131%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase in professional fees for legal, consulting, accounting, tax and other services as a public company of $1.6 million; an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, of $1.1 million related to increased average headcount to support our growth; an increase in directors’ and officers’ liability insurance premiums of $0.7 million as a public company; and an increase in facility related costs related to the amendment to our lease agreement in South San Francisco for additional space, which commenced on June 1, 2018, of $0.4 million.

Interest Income

Interest income increased by $0.3 million, or 23%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to an increase in interest income on our cash, cash equivalents and short-term marketable securities balances, which increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of the net proceeds from our IPO in May 2019.

Other Income (Expense), Net

Other income (expense), net decreased by $0.1 million, or 92%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to the change in the fair value of the redeemable convertible preferred stock liability, which was settled during the first quarter of 2018.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the completion of our IPO in May 2019, we had funded our operations primarily with an aggregate of $140.1 million in gross cash proceeds from the sale and issuance of redeemable convertible preferred stock and convertible promissory notes.

In May 2019, we sold and issued 5,750,000 shares of common stock, including 750,000 shares as a result of the full exercise of the over-allotment option by the underwriters, at $10.00 per share for gross proceeds of $57.5 million. The aggregated net proceeds from our IPO, inclusive of the full over-allotment option exercise, were approximately $50.2 million after deducting underwriting discounts and commissions and other offering costs. As of September 30, 2019, we had cash, cash equivalents and short-term marketable securities of $109.4 million.

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2019 and September 30, 2018, we had net losses of $31.2 million and $25.8 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2019, we had an accumulated deficit of $81.7 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(30,607)	$(20,143)
Investing activities	(1,622)	(69,755)
Financing activities	50,572	105,455
Net increase in cash, cash equivalents and restricted cash	$18,343	$15,557

Cash Flows from Operating Activities

Net cash used in operating activities was $30.6 million for the nine months ended September 30, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $31.2 million, adjusted for the net amortization of premiums and discounts on marketable securities of $0.5 million and an increase in prepaid expenses and other assets of $2.1 million mainly due to advance payment for director’s and officers’ liability insurance premiums and CRO fees, partially offset by depreciation and amortization expense of $0.9 million and stock-based compensation expense of $1.4 million, and an increase in accrued and other liabilities of $1.0 million mainly due to fees to CMOs in support of manufacturing activity for IDE196 and for external research and personnel-related expenses.

Net cash used in operating activities was $20.1 million for the nine months ended September 30, 2018. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $25.8 million, adjusted for the net amortization of premiums and discounts on marketable securities of $0.5 million, partially offset by the issuance of Series B redeemable convertible preferred stock pursuant to the license agreement with Novartis of $3.8 million, depreciation and amortization expense of $0.6 million and stock-based compensation expense of $0.6 million, an increase in accounts payable of $0.4 million mainly due to the timing of payments to our service providers, and an increase in accrued and other liabilities of $0.9 million mainly due to fees to CMOs in support of manufacturing activity for IDE196 and for external research and personnel-related expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2019, which consisted of $86.1 million used to purchase marketable securities and $1.1 million used to purchase property and equipment, offset by $67.5 million provided by maturities of marketable securities and $18.1 million from sales of marketable securities.

Net cash used in investing activities was $69.8 million for the nine months ended September 30, 2018, which consisted of $112.2 million used to purchase marketable securities and $1.4 million used to purchase property and equipment, offset by $40.8 million provided by maturities of marketable securities and $3.0 million provided by sales of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $50.6 million for the nine months ended September 30, 2019, which consisted primarily of $50.2 million of net proceeds from our IPO.

Net cash provided by financing activities was $105.5 million for the nine months ended September 30, 2018, which consisted primarily of $105.4 million of net proceeds from the issuance of Series A and B redeemable convertible preferred stock.

Contractual Obligations and Commitments

As of September 30, 2019, our contractual obligations reported under “operating lease obligations” were $8.3 million, a decrease of $1.4 million from December 31, 2018, primarily due to the lease payments made from January 1, 2019 through September 30, 2019. The cancellation of lease of our office and laboratory space in San Diego, California did not materially change our contractual obligations from December 31, 2018 to September 30, 2019. On September 30, we entered into a Second Amendment to our lease relating to space leased by us at our corporate headquarters in South San Francisco, California, which was reported on a current report on Form 8-K filed with the SEC on October 7, 2019. The Second Amendment did not materially change our contractual obligations and commitments as of September 30, 2019. There have been no other material changes from the contractual obligations and commitments as of December 31, 2018 previously disclosed in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 24, 2019.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 24, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2019, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on May 24, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2019, we had cash equivalents and short-term marketable securities of $109.2 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Only one of our product candidates, IDE196, is currently in ongoing clinical trials – one ongoing Phase 1 clinical trial conducted and controlled by Novartis and one ongoing Phase 1/2 clinical trial that we initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations.

We have had significant operating losses since our inception. Our net losses for the nine months ended September 30, 2019 and September 30, 2018 were $31.2 million and $25.8 million, respectively. As of September 30, 2019, we had an accumulated deficit of $81.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. One of our product candidates, IDE196, is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting.  We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE196, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $109.4 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance IDE196 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our most advanced product candidate, IDE196, is in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. As of September 30, 2019, IDE196 has been tested in an ongoing Phase 1 clinical trial conducted by Novartis, which has enrolled 107 patients, and is also being tested in an ongoing Phase 1/2 clinical trial that we initiated in June 2019 and are conducting.   Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

•	patient demand for any approved products;
•	the prevalence and severity of side effects;
•	our ability to establish and enforce intellectual property rights in and to our product candidates; and
•	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

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

Our most advanced product candidate, IDE196, is currently being evaluated in a Phase 1 clinical trial conducted by Novartis. Novartis’ ongoing clinical trial has two arms – a monotherapy arm, and a combination arm evaluating IDE196 in combination with Novartis’ p53-MDM2 inhibitor, HDM201. Our license agreement with Novartis provides that we may reference clinical data from the monotherapy arm and safety data from both arms of Novartis’ ongoing clinical trial in our regulatory filings. Updated monotherapy data from Novartis was presented at AACR in April 2019. Enrollment of the combination arm is completed; of the 39 patients enrolled in this combination arm, four patients are continuing on therapy, two of which patients converted to monotherapy, as of September 13, 2019. Novartis has indicated that it does not currently intend to enroll patients for the expansion of the combination arm due to portfolio prioritization. Novartis has also indicated, however, that its Phase 1 clinical trial will continue for existing patients enrolled in the combination and monotherapy arms.

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

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. Our lead product candidate, IDE196, is currently in a Phase 1 clinical trial being conducted by Novartis.  IDE196 is also in a Phase 1/2 clinical trial that we are conducting.  We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of IDE196 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. The FDA may specify certain clinical or other development-related requirements or enforce certain regulatory requirements as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of IDE196 or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing IDE196 or any other product candidate.

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

There is limited precedent for the FDA and foreign regulatory authorities to review and grant tissue-type agnostic approvals. Furthermore, as clinical trials increasingly use classification of tumors by molecular profiling, the FDA or other regulatory authority may change or issue guidance or adopt a policy that adversely affects requirements for basket trials. In the event that such guidance or policy has an effect on any of our protocols or trials, as the case may be, it may result in the delay of clinical development, or require us to conduct additional preclinical studies or clinical trials.

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

Furthermore, certain conditions for which we plan to evaluate our current development candidates are rare diseases, such as metastatic uveal melanoma, with limited patient pools from which to draw for clinical trials. For example, our lead product candidate, IDE196, is currently being evaluated in a Phase 1 clinical trial in patients with metastatic uveal melanoma conducted by Novartis. We initiated our own Phase 1/2 basket trial in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ/GNA11 hotspot mutations in metastatic uveal melanoma, and potentially in other solid tumors such as cutaneous melanoma and colorectal cancer. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants.

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

To date, only one of our product candidates, IDE196, has been tested in Phase 1 clinical trials, and it was shown to be generally well tolerated, with the most common adverse events reported being hypotension, GI toxicities, and fatigue. As of September 30, 2018, the most recent date for which we have received validated safety data from Novartis, serious adverse events, or SAEs, suspected to be related to IDE196 in the monotherapy arm BID cohort included one patient who experienced both hepatocellular injury and rash at 300 mg BID, and a second patient with hypotension at 400 mg BID. SAEs suspected to be related to IDE196 in the monotherapy arm QD cohort included constipation, nausea and vomiting at 200 mg QD (one patient), hypotension and one instance of diarrhea at 500 mg QD (three patients), and hypotension at each of 800 mg (one patient) and 1000 mg QD (one patient). If unacceptable side effects arise in the further development of IDE196 or in the development of any of our other product candidates, we, the FDA, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

A key component of our strategy includes the use of molecular diagnostics to guide patient selection and/or to confirm target engagement of our product candidates. In some cases, a diagnostic may be commercially available, for example, on a tumor-profiling panel. If not already commercially available, we may collaborate with diagnostic companies for the development of biomarkers associated with our product candidates.  For example, we have collaborations with Foundation Medicine and Ventana (Roche Diagnostics) and we anticipate collaborating with other diagnostic companies. We may have difficulty in establishing or maintaining such development relationships, and we will face competition from other companies in establishing these collaborations.

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

As of September 30, 2019, we had 50 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our organization is committed to a broad approach to precision medicine that seeks to maximize our integrated biomarker and small molecule drug discovery capabilities. Our current portfolio consists of multiple programs, extending across multiple classes of precision medicine, including direct targeting of oncogenic pathways and synthetic lethality. Together, these programs require significant capital investment. The directly targeted therapy programs are at various stages of preclinical and early clinical development, and our synthetic lethality programs are in the target identification, validation and lead optimization stages of development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between advancing and expanding our synthetic lethality and direct targeting programs. Because we have limited financial and managerial resources, we focus on specific product candidates, indications and discovery programs. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are using bioinformatics, including data analytics, biostatistics, and computational biology, to identify new target and biomarker opportunities. As part of this approach, we interrogate public and proprietary databases comprising human tumor genetic information and specific cancer-target dependency networks, including databases such as The Cancer Genome Atlas, or TCGA, Broad Institute’s Project Achilles, Novartis’ Project Drive, Memorial Sloan Kettering Cancer Center’s IMPACT, AACR’s Project GENIE, Foundation Medicines’ FoundationInsights, Cancer Cell Line Encyclopedia, Genomics England’s 100,000 Genomes Project, and National Institute of Health or NIH’s Genotype-Tissue Expression or GTEx Portal. We rely on these databases and data analytics for identifying or validating some of our biomarker-target relationships and access to these databases may not continue to be available publicly or through a proprietary subscription on acceptable terms. For example, Foundation Medicine was recently acquired by Roche, and its approach to making this data available may change.

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

We may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption or incurrence of additional indebtedness or contingent liabilities;
•	the issuance of our equity securities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of any products. Although we have obtained and intend to maintain product liability insurance covering our clinical trials, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing any of our product candidates, we intend to expand our insurance coverage to include the sale of such product candidate; however, we may be unable to obtain this liability insurance on commercially reasonable terms or at all.

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

•

other parties may have designed or may design around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position;

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2019, others may hold proprietary rights that could prevent IDE196, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market IDE196, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing IDE196, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

•

The EU General Data Protection Regulation, or GDPR, which came into effect on May 25, 2018 and imposes obligations and restrictions on how we collect and use personal data relating to individuals located in the EU (including health data), and introduces fines of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. The GDPR also provides that EU member states may make their own further laws and regulations limiting the processing of special categories of personal data such as genetic, biometric or health data;

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

We face regulation and potential liability related to the privacy, data protection and information security which may require significant resources and may adversely affect our business, operations and financial performance.

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the GDPR became effective, implementing more stringent requirements in relation to our use of personal data relating to individuals located in the E.U. (and E.E.A.). The GDPR repeals the Data Protection Directive (95/46/EC) and is directly applicable in all E.U. member states. The GDPR significantly increased fines to up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. We will be subject to the GDPR where we have an E.U. presence or “establishment”, when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or when offering approved products or services in the future to E.U. based data subjects.

The GDPR sets out a number of requirements that must be complied with when handling the personal data of such E.U. based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual (even, in certain situations, where such data is key coded) are all classified as “special category” data under GDPR and afford greater protection and require additional compliance obligations. Further, E.U. member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows E.U. member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the E.U. member states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced.

The introduction of the GDPR, and any resultant changes in E.U. member states’ national laws and regulations, will increase our compliance obligations and will necessitate the review and implementation of policies and processes relating to our collection and use of data. This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition or results of operations.

In the United States, California enacted the California Consumer Privacy Act, or CCPA, on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

If any person, including any of our employees, clinical trial collaborators or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to clinical subject, clinical investigator or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.

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

As of September 30, 2019, our executive officers, directors and their respective affiliates beneficially owned over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up entered into in connection with our IPO and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2019, we have a total of 20.3 million outstanding shares of our common stock.

The lock-up agreements pertaining to our IPO will expire on November 18, 2019. After the lock-up agreements expire, up to approximately 14.6 million additional shares of common stock will be eligible for sale in the public market, approximately 6.7 million of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Jefferies LLC may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of September 30, 2019, approximately 3.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 13.5 million shares of our common stock, or approximately 66% of our total outstanding common stock as of September 30, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the third quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	—	$—	—	$—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	2,362	0.82	—	—
Total	2,362	$0.82	—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	05/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	05/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	05/13/2019	4.2

10.1†	License agreement by and between IDEAYA Biosciences, Inc. and Novartis International Pharmaceutical, Inc. dated as of September 19, 2018.	S-1	04/26/2019	10.1

10.2(a)†	Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 28, 2017.	S-1	04/26/2019	10.2(a)

10.2(b)	Amendment #1 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 24, 2019.	S-1	04/26/2019	10.2(b)

10.3(a)#	2019 Incentive Award Plan.	S-8	05/28/2019	99.2(A)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1/A	05/13/2019	10.5(b)

10.3(c)#	Form of Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1/A	05/13/2019	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2019 Incentive Award Plan.	S-1/A	05/13/2019	10.5(d)

10.4#	2019 Employee Stock Purchase Plan.	S-8	05/28/2019	99.3

10.5#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Yujiro Hata.	S-1/A	05/13/2019	10.7(b)

10.6#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Michael Dillon.	S-1/A	05/17/2019	10.8

10.7#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Julie Hambleton.	S-1/A	05/17/2019	10.9

10.8#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Mark Lackner.	S-1/A	05/17/2019	10.11

10.9#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Paul Stone.	S-1/A	05/17/2019	10.12

10.10	Non-Employee Director Compensation Program.	S-1/A	05/13/2019	10.13

10.11	Second Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated September 30, 2019.				X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

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

IDEAYA Biosciences, Inc.

Date: November 13, 2019	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)