Form 10-K
period 2019-12-31
IDEAYA Biosciences, Inc.
filed 2020-03-24
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38915

IDEAYA Biosciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4268251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7000 Shoreline Court, Suite 350 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 443-6209

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IDYA	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2019, was $135.2 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 13, 2020, the registrant had 20,344,464 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a development-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our expectations about the impact of natural disasters and public health epidemics, such as the coronavirus, on our business, results of operations and financial condition;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•	the timing of clinical trials and the likelihood of regulatory filings and approvals;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

ii

PART I

Item 1. Business.

Company Overview

We are an oncology-focused precision medicine company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations most likely to benefit.  We are applying these capabilities across multiple classes of precision medicine, including direct targeting of oncogenic pathways and synthetic lethality – which represents an emerging class of precision medicine targets.

Our most advanced product candidate is IDE196, a protein kinase C, or PKC, inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations, which we in-licensed from Novartis. We initiated a Phase 1/2 clinical trial IDE196-001 in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in metastatic uveal melanoma, or MUM, and in other indications such as cutaneous melanoma and colorectal cancer. We have completed enrollment in the Phase 1 IDE196 monotherapy dose escalation portion of the Phase 1/2 clinical trial and anticipate providing an update with interim clinical data for this portion of our Phase 1/2 clinical trial in the second half of 2020. We recently entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or Pfizer, pursuant to which Pfizer will supply us with their MEK inhibitor, binimetinib, to which Pfizer has exclusive rights in the United States and Canada. This agreement with Pfizer supports our plans to evaluate the safety and efficacy of IDE196 in combination with binimetinib in patients having tumors with activating GNAQ or GNA11 hotspot mutations, including in metastatic uveal melanoma and other solid tumors, in a Phase 1/2 clinical trial which we are targeting to initiate in mid-2020.  We will evaluate clinical tolerability and efficacy data from  the ongoing IDE196 monotherapy Phase 1 dose escalation portion of the clinical trial in MUM patients and also from the planned IDE196 / binimetinib combination therapy Phase 1/2 portion of the clinical trial in MUM patients prior to initiation of a potentially registrational clinical trial in MUM.

We believe synthetic lethality, as an emerging class of precision medicine, represents one of the most exciting, potentially impactful new areas of development in oncology, and we are investing a significant portion of our resources to become a leader in this emerging field.  Our lead synthetic lethality program targets MAT2A for solid tumors with MTAP deletions – a patient population estimated to represent approximately 15% of solid tumors.  We anticipate submitting an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for this program in the fourth quarter of 2020.  We have a synthetic lethality program targeting Pol-theta for solid tumors with homologous recombination deficiency, or HRD, including BRCA mutations, for which we expect to designate a development candidate in the second half of 2020.  We are pursuing a synthetic lethality program targeting Werner helicase, or WRN, in tumors with high microsatellite instability, or MSI, and have observed a dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic, or PD response in multiple endogenous MSI high cell lines.  We also have a program targeting PARG for patients having tumors with BRCA2 mutations, impaired base excision repair, or BER, replication stress signatures, and potentially other genetic and/or molecular signatures.

A key element of our approach is to leverage recent technological innovations and regulatory developments which are priming an emergent opportunity in the field of precision medicine. Vast data sets mapping cancer cell susceptibilities and synthetic lethal interactions coupled with powerful data analytics has led to the identification of novel precision medicine targets. The availability of more patient tumor sequencing data and greater adoption of commercially available cancer diagnostics has allowed for more effective patient selection and on a larger scale. Regulatory authorities have shown receptivity to tissue-type agnostic approvals of targeted therapies that are developed with a selective biomarker.

We have assembled a team of cancer biologists, drug discovery chemists, translational biologists and drug development professionals with broad experience at leading oncology organizations. Our team is led by our Chief Executive Officer, Yujiro S Hata.  We are also guided by a renowned scientific advisory board made up of key scientific and clinical thought leaders.

Strategy

Our objective is to develop and commercialize innovative precision medicine drugs that directly or indirectly target the genetic drivers of cancer in order to provide solutions for defined patient populations. The principal components of our strategy are to:

•

Continue to efficiently develop our lead product candidate, IDE196, an orally available small molecule inhibitor of PKC. We are currently conducting a Phase 1/2 tissue-type agnostic basket trial evaluating IDE196 in patients with metastatic solid tumors harboring GNAQ or GNA11 hotspot mutations, including metastatic uveal melanoma and other solid tumors such as cutaneous melanoma.

•

Advance our preclinical pipeline of small molecule product candidates in synthetic lethality into clinical development. Our synthetic lethality pipeline includes multiple programs, the most mature of which targets MAT2A for solid tumors with MTAP deletions, for which we are targeting to file an IND in the fourth quarter of 2020. We are also continuing to invest in our broader portfolio of synthetic lethality programs, including programs targeting Pol-theta, WRN and PARG.

•

Broaden our pipeline of targeted therapies and apply our core capabilities to establish a leading franchise in the field of synthetic lethality. We are continuing our target identification and validation activities for advancing new synthetic lethality targets and associated biomarkers.

•

Collaborate with leaders in the field of diagnostics to enable the identification of defined patient populations for our product candidates. Our precision medicine approach leverages the availability or development of companion diagnostics to identify patients for which our product candidates will be most effective.

•

Identify strategic collaborations to accelerate development timelines and maximize the commercial potential of our targeted product candidates.  We will selectively evaluate strategic collaborations for our targeted product candidates with biopharmaceutical partners whose research, development, commercial, marketing, and geographic capabilities complement our own.

Pipeline

We are applying our capabilities and approach to develop a portfolio of targeted therapeutics for defined patient populations, including direct targeting of oncogenic pathways and synthetic lethality.

Product Candidate Pipeline

Research Pipeline

Our precision medicine pipeline includes IDE196, a PKC inhibitor which we are currently evaluating in a Phase 1/2 clinical trial, as well as research programs directed to MAT2A and other synthetic lethality targets, the profiles of which are summarized below.

IDE196 (GNAQ or GNA11 mutations) – Data as of March 15, 2020 Unless Otherwise Noted

•

IDE196, a PKC inhibitor, is being evaluated in our ongoing Phase 1/2 clinical basket trial.  In one arm of this clinical trial, we are evaluating IDE196 as a monotherapy and have enrolled a total of 53 patients.

•

In the IDE196 monotherapy arm in metastatic uveal melanoma, or MUM, a cancer of the eye with a high frequency of GNAQ or GNA11 gene mutations, we have enrolled a total of 49 patients in aggregate in the Phase 1 dose escalation and tablet formulation sub-study portions of the clinical trial.

•

We are also evaluating and have initiated the Phase 2 expansion for IDE196 as a monotherapy in other solid tumors having GNAQ or GNA11 hotspot mutations, such as cutaneous melanoma or colorectal cancer.  This arm of the clinical trial has enrolled a total of 4 cutaneous melanoma patients, including 3 patients from the Phase 1 dose escalation portion of the clinical trial and 1 patient from the Phase 2 expansion portion of the clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations in indications other than metastatic uveal melanoma.

•

We have selected 400 mg BID as the Phase 2 monotherapy dose.  The 400 mg BID dosing regimen consists of a 200 mg BID run-in for the first seven days of dosing, followed by 400 mg BID dosing thereafter for the duration of treatment.  We generally observed higher average steady state exposure of free IDE196 (AUCfree increase of approximately 44%) and higher trough concentration of IDE196 (Cmin increase of approximately 40%) at the higher 400 mg BID dose relative to the 300 mg BID dose.

•

We are evaluating an immediate release tablet formulation of IDE196 in MUM patients in a Phase 1 sub-study within the Phase 1/2 clinical trial, comparing the pharmacokinetic profile of the tablet formulation to the powder-in-capsule, or PIC, form of IDE196 used in the initial dose escalation portion of the Phase 1/2 clinical trial.  Based on data from this sub-study, the pharmacokinetic profile of the tablet form of IDE196 has been comparable to the pharmacokinetic profile of the PIC form of IDE196.  We plan to provide an update with interim clinical data from the IDE196 monotherapy portion of the Phase 1/2 clinical trial in the second half of 2020.

•

We plan to evaluate the safety and efficacy of IDE196 in combination with binimetinib, a MEK inhibitor to which Pfizer has exclusive rights in the United States and Canada, in patients having tumors with activating GNAQ or GNA11 hotspot mutations, including in metastatic uveal melanoma and other solid tumors, in a combination arm of our ongoing Phase 1/2 clinical trial, which we are targeting to initiate in mid-2020.  We recently entered into a clinical trial collaboration and supply agreement with Pfizer, pursuant to which Pfizer will supply us with binimetinib, in support of this combination arm of the clinical trial.

•

We will evaluate clinical tolerability and efficacy data from each of the ongoing IDE196 monotherapy Phase 1 dose escalation portion of the clinical trial in MUM patients and the planned IDE196 / binimetinib combination Phase 1/2 clinical trial in MUM patients, prior to initiation of a potentially registrational clinical trial in MUM.

MAT2A Program (MTAP gene deletion)

•

Our lead synthetic lethality program targets MAT2A for solid tumors with MTAP deletions.  We have observed single agent in vivo efficacy of our MAT2A inhibitors in multiple MTAP-null, or MTAP -/-, xenograft models, including in an MTAP -/- engineered model and in multiple MTAP -/- endogenous models.

•

We have selected and scaled a lead compound for evaluation for non-GLP toxicology studies in two species to support our anticipated selection of a development candidate in the second quarter of 2020 and targeted submission of an IND in the fourth quarter of 2020.

Pol-theta Program (HRD, including BRCA)

•

Our second most advanced synthetic lethality program is targeting Pol-theta for solid tumors with homologous recombination deficiency, or HRD, including BRCA mutations.  We have demonstrated in vitro and in vivo monotherapy activity, showing cell viability activity and in vivo tumor growth inhibition in a DLD1 BRCA2 -/- engineered xenograft model.

•

We have also observed synergistic in vitro and in vivo combination activity with a PARPi, Olaparib, showing cell viability activity and in vivo tumor growth inhibition in a DLD1 BRCA2 -/- xenograft model as a combination therapy, with a weak drug-drug interaction signal.

•	We expect to designate a Pol-theta inhibitor development candidate in the second half of 2020.

WRN Program (MSI-High)

•

We are also pursuing a synthetic lethality program targeting Werner helicase, or WRN, in tumors with high microsatellite instability, or MSI high.  We have observed a dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic response in multiple endogenous MSI high cell lines.

•	We have solved the crystal structure of the WRN helicase domain and are targeting to demonstrate in vivo proof of concept in relevant animal models by the end of the year 2020.

PARG Program (BRCA2, BER)

•

We are targeting PARG in tumors with BRCA2 mutations or impaired base excision repair, or BER, and potentially other genetic and/or molecular signatures, including replication stress signature.  We have identified potent, selective PARG inhibitors exhibiting a dose-dependent cellular pharmacodynamic response and a cellular viability effect in a HCC1806 XRCC1 -/- cell line.

•

We are collaborating with several academic and research institute investigators, including the University of California, San Francisco, or UCSF, (S. Bandyopadhyay) and Cancer Research United Kingdom / University of Manchester (C. Springer, S. Taylor,), to evaluate in vivo efficacy in relevant animal models.

We currently control all research and active development of, and retain all commercial rights in, our product candidates and research programs. Our lead clinical product candidate, IDE196, is subject to certain economic obligations pursuant to our exclusive, worldwide license to IDE196 with Novartis.

Therapies Directly Targeting Oncogenic Pathways

IDE196 Overview – PKC Inhibitor for Patients having Tumors with GNAQ or GNA11 Mutations

IDE196 is a potent and selective small molecule inhibitor of protein kinase C, or PKC, for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.  We are currently conducting a Phase 1/2 clinical trial to evaluate IDE196 in metastatic uveal melanoma, a cancer of the eye with a high frequency of GNAQ or GNA11 gene mutations, as well as in other solid tumors having GNAQ or GNA11 gene hotspot mutations.

Scientific Rationale and Opportunity

PKC belongs to a family of closely related protein kinases that are involved in various aspects of signal transduction, such as transmitting extracellular growth factor or cytokine signals to other protein kinases involved in cellular proliferation or transcription regulation. PKC is important for signal transduction and survival of cells with constitutively active mutations in

GNAQ or GNA11. Inactivation of PKC by specific inhibitors or reduction in protein expression using RNA all highlight the essential role of PKC in cells with GNAQ or GNA11 mutations.

Activating mutations in GNAQ or GNA11 are found in approximately 90% of uveal melanoma patients, resulting in a dependency on PKC activity which we believe may sensitize these tumors to the effects of IDE196. Uveal melanoma is a cancer of the eye and the most common primary intraocular malignancy in adults.  Treatment of the primary lesion involves radiation therapy, laser therapy and/or removal of the affected eye, and is effective in preventing local recurrence in over 80% of cases. However, approximately 50% of uveal melanoma patients treated in this manner will eventually develop metastatic disease, most commonly in the liver. We have estimated the addressable population in major market countries, consisting of the US, the five major countries in Europe, or EU5, and Japan, for patients having solid tumors with GNAQ or GNA11 mutations to include an annual incidence of about 3,500 in metastatic uveal melanoma.  For solid tumor indications other than metastatic uveal melanoma, we believe about 2,500 patients annually have tumors with GNAQ or GNA11 “hotspot” mutations that are potentially pathogenic, based on the loci of such mutations relative to the loci of mutations in uveal melanoma. Thus, the addressable population in such major market countries is estimated to be about 6,000 patients having metastatic uveal melanoma or other solid tumors with potentially pathogenic GNAQ or GNA11 “hotspot” mutations.

Patients with metastatic uveal melanoma have a very poor prognosis, and there are no FDA-approved therapies for this disease. Metastases are most frequently localized to the liver where curative surgical approaches are rare, and chemotherapy or immunotherapy has limited efficacy. Without treatment, median overall survival of patients with metastatic uveal melanoma is approximately two to eight months. Historical response rates for uveal melanoma generally range from 0% to 10% across treatment types. A meta-analysis of 29 Phase 2 clinical trials of various therapies in metastatic uveal melanoma from 1988 to 2015 demonstrated no improvement in clinical response, with a medium progression free survival of 3.29 months, median overall survival of 10.2 months, and a 1-year overall survival rate of only 43%. The poor prognosis associated with metastatic disease and the lack of effective therapies highlight the need for novel therapeutic approaches that specifically target metastatic uveal melanoma.

IDE196 Clinical Development Program Update

We initiated a Phase 1/2 clinical trial IDE196-001 in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as cutaneous melanoma or colorectal cancer.

We have enrolled 53 patients in the Phase 1/2 clinical trial, including 49 in MUM, and 4 in other solid tumors, specifically cutaneous melanoma, having GNAQ or GNA11 hotspot mutations as of March 15, 2020.  As shown in Table 1, we have completed enrollment of patients in the Phase 1 dose escalation portion of the clinical trial at sites in the U.S. and Australia, including patients in MUM (n=38) and patients having other solid tumors with GNAQ or GNA11 hotspot mutations (n=3) using a powder-in-capsule, or PIC, formulation.  We are continuing to enroll MUM patients in a Phase 1 tablet formulation sub-study evaluating pharmacokinetics and food effect (n=11).  We have initiated the Phase 2 expansion portion of the clinical trial for patients having tumors with GNAQ or GNA11 hotspot mutations for indications other than metastatic uveal melanoma, such as in cutaneous melanoma or colorectal cancer (n=1).

Enrollment in IDE196-001 Ph 1/2 Clinical Trial	Phase 1 Dose Escalation and Tablet Sub-Study		Phase 2 Expansion		Total
	PIC	Tablet	PIC	Tablet	—
Metastatic Uveal Melanoma (MUM)	38	11			49
Other Solid Tumors GNAQ/11 Mutations	3		1		4

Table 1. Patient Enrollment in IDE196-001 Phase 1/2 Clinical Trial as of March 15, 2020

The thirty-eight MUM patients in the dose escalation arm of the clinical trial were dosed at 300 mg BID (n=12) or 400 mg BID (n=26).  The 400 mg BID dosing regimen consisted of a 200 mg BID run-in for the first seven days of dosing, followed by 400 mg BID dosing thereafter for the duration of treatment. We hypothesized that the run-in approach to 400 mg BID, which had not been previously tested in a MUM monotherapy setting, may improve tolerability and potentially increase exposure relative to the 300 mg BID dosing regimen. IDE196 has been generally well tolerated at each dose level, with one reported Grade 3 fatigue attributed to IDE196 on the 400 mg BID regimen and otherwise no reported drug-related adverse events, or AEs, at or above Grade 3 in any patients. We generally observed higher average steady state exposure of free IDE196 (AUCfree increase of approximately 44%) and higher trough concentration of IDE196 (Cmin increase of approximately 40%) at the higher 400 mg BID dose relative to the 300 mg BID dose, based on pharmacokinetic, or PK, analysis. We anticipate providing an update with interim clinical data from our Phase 1/2 clinical trial in MUM in the second half of 2020.

In January 2020, we initiated a Phase 1 sub-study within the Phase 1/2 clinical trial to evaluate an immediate release tablet formulation of IDE196 in MUM patients (n=6), comparing the pharmacokinetic profile of the tablet formulation to the PIC form of IDE196 used in the dose escalation portion of the Phase 1/2 clinical trial.  In this sub-study, the data to date shows that the pharmacokinetic profile of the tablet form of IDE196, including Cmax and AUCtotal, is comparable to the pharmacokinetic profile of the PIC form of IDE196.  This Phase 1 sub-study is continuing to enroll additional MUM patients to evaluate steady state pharmacokinetic properties of the tablet and explore food effect properties of IDE196 using the tablet formulation (n=5) as of March 15, 2020).

We anticipate that once testing of the tablet formulation of IDE196 has completed, the tablet, dosed at 400 mg BID, will be used at the recommended Phase 2 dose, or RP2D, for the expansion portion of the clinical trial into which we are continuing to enroll patients having tumors with GNAQ or GNA11 hotspot mutations for indications other than metastatic uveal melanoma.   We will evaluate whether to also expand into the Phase 2 portion of the clinical trial in MUM patients as data from our Phase 1 dose escalation portion of the clinical trial continues to mature in the second half of 2020.

Our ongoing clinical translational research includes molecular characterization of patient tissue samples, including tumor samples, with a goal of evaluating whether certain molecular characteristics correlate with patient outcomes. Analytical screening in support of our tissue-type agnostic strategy is ongoing, including comprehensive genomic profiling and advanced genomic analyses of patient tumor samples from the ongoing Phase 1/2 clinical trial.

We have established and continue to pursue our Genomics Profiling Initiative, or GPI. GPI is our initiative leveraging various Next Generation Sequencing, or NGS, platforms in partnership with other companies to identify patients having tumors with specific mutations, such as tumors with activating GNAQ/11 hotspot mutations in solid tumors outside of uveal melanoma, or non-MUM tumors.  These patient diagnostic screening efforts have identified patients having non-MUM tumors with activating GNAQ/11 hotspot mutations, and we are evaluating these patients for potential enrollment into the ongoing non-MUM Phase 2 portion of our Phase 1/2 basket trial.

We recently entered into a clinical trial collaboration and supply agreement with Pfizer Inc., pursuant to which Pfizer will supply us with their MEK inhibitor, binimetinib, to evaluate the combination in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. We are planning to evaluate the safety and efficacy of IDE196 in combination with binimetinib in patients with metastatic uveal melanoma in the ongoing Phase 1/2 clinical trial, which we are targeting to initiate in mid-2020. Following our evaluation of tolerability and preliminary efficacy from the IDE196 / binimetinib combination clinical trial in MUM, we may also evaluate IDE196 / binimetinib combination therapy in patients having solid tumors with activating GNAQ/11 hotspot mutations in other solid tumors outside of uveal melanoma.  Binimetinib is a small molecule MEK inhibitor that targets an enzyme in the MAPK signaling pathway (RAS-RAF-MEK-ERK).  We believe there is a biological rationale and preclinical in vivo efficacy data which support the potential combination of a PKC inhibitor and a MEK inhibitor. based on published literature, including Chen et al., Cancer Cell May 2017 and Bastian et al., Nature Oncogene 2014, respectively.  In our preclinical evaluation, we observed cell viability synergy of IDE196 in combination with binimetinib.

We may also evaluate IDE196 in combination with one or more additional anti-cancer agent(s) in metastatic uveal melanoma patients and in patients having solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma.

IDE196 was initially developed by Novartis, and we obtained an exclusive, worldwide license to IDE196 from Novartis in September 2018.  Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to IDE196, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.  Novartis has completed enrollment in a Phase 1 clinical trial it is conducting to evaluate IDE196 in metastatic uveal melanoma.  This trial has enrolled a total of 68 patients in an IDE196 monotherapy dosing arm as of December 31, 2019.  Phase 1 monotherapy data from Novartis was presented at the American Association for Cancer Research, or AACR, in April 2019.  A confirmed Complete Response at the 200 mg BID dose level was observed at month 31 in one of four patients previously reported with confirmed partial response out of 30 total (28 evaluable) BID patients in the monotherapy arm of the Novartis clinical trial.  This patient with a confirmed Complete Response in the monotherapy arm of the Novartis clinical trial remains on therapy as of March 20, 2020.

In an end of Phase 1 meeting with the FDA in the fourth quarter of 2019, the FDA indicated that our proposed single-arm Phase 2 portion of the IDE196‑001 Phase 1/2 clinical trial may be adequate to support a new drug application, or NDA, seeking Accelerated Approval for IDE196 monotherapy in MUM.  The FDA indicated that such a single-arm, potentially registration‑enabling part of the Phase 1/2 clinical trial could target enrollment of 60 evaluable MUM patients with the primary endpoint of overall response rate, or ORR, as determined by blinded independent central review, or BICR, supported by BICR‑determined duration of response, or DOR, as a secondary endpoint.  We initiated 13-week good laboratory practice (GLP)-compliant toxicology studies in two species in November 2019, and have completed the in-life portion of these studies, in support of an FDA requirement that results of these toxicology studies be submitted prior to enrollment of more than approximately 50 patients in the potentially registrational arm that will support a marketing application.

We will evaluate clinical tolerability and efficacy data from each of the ongoing IDE196 monotherapy Phase 1 dose escalation portion of the clinical trial in MUM patients and the planned IDE196 / binimetinib combination therapy Phase 1/2 portion of the clinical trial in MUM patients, prior to initiation of a potentially registrational clinical trial in MUM.  We will provide updated guidance on timing for a potential NDA submission for IDE196 in MUM after making such decision on a potential registrational pathway in MUM.

Preclinical Evaluation of IDE196 in other Potential Patient Populations or Indications

We have advanced our preclinical evaluation of IDE196 for potential use in other oncology patient populations.  We have suspended plans for evaluation of IDE196 as a potential therapeutic for patients with solid tumors having PKC fusions, based on preclinical validation studies which to date do not support clinical development for such patients.  Likewise, our preclinical assessment to date of the potential use of IDE196 for treatment of patients with epidermal growth factor receptor-, or EGFR-mutant non-small cell lung cancer, NSCLC tumors which are TKI-resistant does not currently support clinical development activities for treating such patients with IDE196 alone, or in combination with an EGFR.  We have also suspended plans for evaluation of IDE196 in patients with solid tumors outside of metastatic uveal melanoma, where the tumors have GNAQ or GNA11 “non-hotspot” mutations in loci different from the loci of activating mutations in uveal melanoma.  Current preclinical data and results do not currently support clinical development for patients with such non-hotspot mutations.  Accordingly, our ongoing Phase 1/2 basket trial will continue to focus on patients having tumors with activating GNAQ or GNA11 hotspot mutations.

We are continuing our preclinical evaluation of IDE196 in Sturge-Weber Syndrome, or SWS, a rare neurocutaneous disorder characterized by capillary malformations and associated with mutations in GNAQ.  Our preclinical evaluation will include potential feasibility for pediatric use.  SWS is associated with a somatic, activating hotspot mutation in GNAQ through which PKC may mediate disease pathology, as reported by Shirley et al., NEJM (2013). SWS is physiologically characterized by facial birthmark (e.g., a port-wine stain), neurological abnormalities (e.g., seizures) and glaucoma. SWS, also known as encephalofacial angiomatosis, is a neurocutaneous disorder that occurs as a sporadic congenital condition. It is understood to affect the skin in the distribution of the ophthalmic branch of the trigeminal nerve and is associated with venous-capillary abnormalities of the leptomeninges.

In January 2020, we entered into a Sponsored Research Agreement with Boston Children’s Hospital for preclinical evaluation of the role of PKC in SWS. Under the agreement, we will collaborate with and support research at Boston Children’s Hospital in the laboratory of Dr. Joyce Bischoff, Ph.D., Research Associate, Department of Surgery and Professor, Harvard Medical School, who is Principal Investigator of the research studies.   The preclinical research will evaluate IDE196 in vitro to assess whether pharmacological inhibition of PKC in endothelial cells having GNAQ mutations will restore normal cell function, as well as in vivo to assess whether pharmacological inhibition of PKC can regulate blood vessel size in murine models that recapitulate enlarged vessels seen in SWS capillary malformations.

Therapies Based on Synthetic Lethality

Synthetic Lethality Pipeline Overview

We are actively pursuing the discovery and development of small molecule inhibitors of selected targets based on synthetic lethality. Our pipeline in synthetic lethality comprises multiple preclinical programs and is complemented by a robust target discovery platform. Synthetic lethality occurs between two genes when the loss of function of either gene alone does not affect cell viability, but the simultaneous loss of function of both genes leads to cancer cell death.  For each synthetic lethality target, we are simultaneously pursuing identification and validation of tumor-associated biomarker(s) for patient selection.

Our pipeline in synthetic lethality includes programs targeting:

•	MAT2A, or methionine adenosyltransferase 2a, for solid tumors with methylthioadenosine phosphorylase, or MTAP gene deletion, which occurs in approximately 15% of all solid tumors;
•

Pol-theta, or DNA polymerase theta, for solid tumors with homologous recombination deficiency, or HRD, including breast cancer susceptibility gene, or BRCA, mutations which occur, for example, in approximately 14% of ovarian cancer tumors;

•	WRN, or Werner helicase, in solid tumors with high microsatellite instability, or MSI high, present for example, in approximately 15% of colorectal cancer tumors; and
•

PARG, or poly (ADP-ribose) glycohydrolase, in solid tumors with genetic mutations in BRCA2, base excision repair, or replication stress signature, the prevalence of which is being evaluated in several solid tumors.

In addition to these programs, we are actively identifying novel synthetic lethality targets through our internal research as well as through collaborations with academic and clinical institutions, including UCSD and Cancer Research UK.

Scientific Rationale

Synthetic lethality is emerging as an important therapeutic paradigm in the treatment of cancer. It was first defined by Calvin Bridges in 1922 based on the observation that certain combinations of gene mutations resulted in lethality despite the fact the single mutations in either gene were viable.

Cancer cells often contain genetic changes that lead to alterations in pathways such as DNA repair and metabolism. These changes endow the cancer cells with certain properties such as the ability to replicate by bypassing normal control mechanisms. However, removing these important regulators of cell function may also make these cancer cells more dependent on backup pathways that can then be targeted to achieve a therapeutic effect. We are using small molecule inhibitors against targets in DNA damage repair, or DDR, pathways or in tumor metabolism pathways, that have potentially less effects on the viability of normal cells, but are designed to result in lethality in cancer cells having specific underlying genetic alterations. Cancer targets based on synthetic lethality are ideal for precision medicine approaches because each product candidate inherently has a tumor-associated genetic biomarker.

MAT2A Inhibitors in Tumors Containing MTAP Deletion – Program Update

Our lead synthetic lethality research program targets MAT2A for patients having solid tumors with MTAP deletions.

MTAP-null cells lack the ability to metabolize 5-methylthioadenosine, or MTA, which is an essential step in a biochemical pathway involved in salvaging metabolite S-adenosyl methionine, or SAM. Increased levels of MTA partially inhibit the methyltransferase PRMT5 for which SAM is the methyl-donor substrate for methylation of various proteins. This partial inhibition of PRMT5 by increased levels of MTA renders MTAP-null cells more dependent on the activity of methionine adenosyltransferase II alpha or MAT2A, an enzyme that is responsible for the synthesis of SAM. Because of this enhanced dependence, loss of MTAP results in synthetic lethality when MAT2A is pharmacologically inhibited.

The prevalence of MTAP deletions is estimated to be approximately 15% of all human tumors, translating to an  estimated addressable population in major market countries, consisting of the US, EU5 and Japan, for patients having solid tumors with MTAP deletion to be approximately 90,000 annually.  In China, the estimated addressable population for esophageal cancer with MTAP deletion is about 30,000 annually, and for NSCLC with MTAP deletion is about 20,000 annually.

We have selected a lead compound MAT2A inhibitor as a potential drug candidate. We are also continuing our preclinical evaluation of other compounds in our lead series, and have satisfactorily completed preliminary toxicological evaluation of several compounds in our lead series.  Preclinically, we have observed a dose-dependent cellular viability effect and pharmacodynamic engagement of MAT2A with our small molecule inhibitors. We have observed significant reduction in tumor SAM levels in terminal samples from preclinical in vivo studies following treatment with our lead compound MAT2A inhibitor. We have solved the crystal structure of MAT2A, enabling ongoing structure-based drug design.

We have observed single agent in vivo efficacy of our small molecule MAT2A inhibitors in MTAP-null models.  We have observed tumor growth inhibition with our selected lead compound and other compounds in our lead series in an HCT116 MTAP -/- engineered model.  We have also observed anti-tumor activity, including tumor growth inhibition or tumor regression, with our selected lead compound and other compounds in our lead series in multiple MTAP -/- endogenous models.

We have scaled our lead compound for evaluation in non-GLP toxicology studies in two species to support our anticipated selection of development candidate in the second quarter of 2020.  Subject to selection of a development candidate and satisfactory completion of GLP toxicology studies with such development candidate, we anticipate submitting an IND to the FDA for the selected development candidate inhibitor of MAT2A in the fourth quarter of 2020.

Agios Pharmaceuticals presented initial data from its Phase 1 clinical trial evaluating a small molecule MAT2A inhibitor designated as AG270 in patients having tumors with MTAP deletion at the AACR/NCI/EORTC conference in October 2019.  We believe that our MAT2A inhibitor compounds are differentiated from an Agios compound, AGI-25696, which we believe to be representative of a series of Agios compounds including AG270, with distinct properties across multiple parameters, including in vivo activity, physiochemical properties such as solubility, and off-target toxicity profile, including in particular, no evidence of liver injury or increased bilirubin in preclinical studies across multiple compounds in our lead series.  We believe that our lead compound MAT2A inhibitor is greater than 20 times more potent than compound AGI-25696 in an engineered HCT-116 MTAP -/- xenograft model, where we observed substantially greater tumor growth inhibition with our lead compound MAT2A inhibitor dosed at 5 mg/kg QD, relative to AGI25696, which was dosed at 100 mg/kg QD and 300 mg/kg QD in in vivo studies in this xenograft model.  We also believe our lead compound MAT2A inhibitor is approximately 30 times more potent than a representative Agios compound in an endogenous KP4 MTAP -/- xenograft model, where we observed equivalent or improved efficacy with our MAT2A inhibitor compound dosed at 10 mg/kg QD, relative to data reported by Agios at the Keystone Symposium in 2017 for a representative Agios compound dosed at 300 mg/kg QD in this KP4 xenograft model.  AG270 is typically reported as being dosed preclinically at 200 mg/kg QD.

Pol-theta Inhibitors in Tumors with Homologous Recombination Deficiency – Program Update

We are identifying and optimizing small molecule inhibitors of polymerase theta or Pol-theta, a synthetic lethality target associated with genetic mutations in solid tumors with homologous recombination deficiency, or HRD, including BRCA2 mutations. Pol-theta is a large protein with two functional domains: a DNA polymerase domain and an ATP-dependent DNA helicase domain, sometimes referred to as an ATPase domain, linked by a RAD51 binding domain.  We have established independent research programs to discover small molecule inhibitors of each of the Pol-theta polymerase domain and helicase or ATPase domain.

Pol-theta is involved in a DNA repair process called microhomology mediated end joining, or MMEJ, that is utilized when homologous recombination mediated repair is compromised, as happens in the case of BRCA1 or BRCA2 mutations. The expression of Pol-theta is largely absent in normal cells, but tumor cells harboring double strand break repair defects, such as BRCA1 or BRCA2, show synthetic lethality when Pol-theta is knocked down with siRNA.

Our preclinical studies have shown that cell lines with mutated BRCA2, such the DLD-1 BRCA2 -/- engineered cell line, are more sensitive to small molecule inhibitors of Pol-theta than cell lines with wild-type BRCA2.  We have solved the crystal structure of the Pol-theta ATPase domain, enabling ongoing structure-based drug design.

Preclinically, we have also observed in vivo activity, showing tumor growth inhibition, as monotherapy in a DLD1 BRCA2 -/- engineered xenograft model.

We have also observed synergistic in vitro and in vivo combination activity with a PARPi, Olaparib, showing cell viability activity and in vivo tumor growth inhibition as combination therapy in the DLD1 BRCA2 -/- engineered xenograft model, with a weak drug-drug interaction signal.

We expect to designate a Pol-theta inhibitor development candidate in the second half of 2020.

WRN Inhibitors in Tumors with High Microsatellite Instability – Program Update

We also have a synthetic lethality program targeting the Werner helicase protein, or WRN protein, which demonstrates synthetic lethality in tumors having high MSI. WRN protein is a RecQ enzyme involved in the maintenance of genome integrity. Germline loss of function mutations in WRN lead to premature aging and pre-disposition to cancer.

MSI is a change in the DNA content of a tumor cell in which the number of repeats of microsatellites, short repeated sequences of DNA, differ as cells divide. High MSI is present in about 15% of gastrointestinal tumor cancers, including in approximately 22% of stomach adenocarcinoma and 16% of colorectal cancer.  Tumors with high MSI are routinely assessed in multiple diagnostic profiling tests.

We have evaluated synthetic lethality between WRN and DNA damage response genes in cancer cell lines, and have found that WRN knockdown exhibits synthetic lethality with DNA mismatch repair proteins, the loss of which is associated with high MSI. WRN is a protein having several functional domains, and we have shown that the helicase functional domain of WRN is responsible for this synthetic lethal interaction, as reflected in our publication in Cell Press - iScience, Werner Syndrome Helicase is Required for the Survival of Cancer Cells with Microsatellite Instability (March 2019).

We have preclinically observed dose-dependent cellular viability effect in multiple endogenous MSI high cell lines, with an expected lack of activity in microsatellite stable, or MSS, cell lines.  This data evidences pharmacological phenocopying of genetic knockdown effects reported in the literature by us and multiple institutional research organizations.   We have also observed a dose-dependent cellular pharmacodynamic response in multiple endogenous MSI high cell lines. We have solved the crystal structure of the WRN helicase domain.

We are targeting to demonstrate in vivo proof of concept for our small molecule inhibitors of the WRN helicase protein in relevant animal models in 2020.

PARG Inhibitors in Tumors with Mutations in BRCA2 or Base Excision Repair – Program Update

We also have a research program directed to poly (ADP-ribose) glycohydrolase, or PARG, in patients having tumors with BRCA2 mutations or impaired base excision repair, or BER.  We are also evaluating other genetic and/or molecular signatures, including replication stress signature, as a potential patient selection biomarker.

PARG functions as a regulator of DNA repair in the same biochemical pathway as PARP. In particular, PARG hydrolyzes poly (ADP-ribose), or PAR, chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. Depletion of certain base-excision repair components sensitizes cancer cells to pharmacological PARG inhibition in vitro.

We have identified potent, selective PARG inhibitors exhibiting a dose-dependent cellular pharmacodynamic response and a cellular viability effect in a HCC1806 XRCC1 -/- cell line.

We are preclinically evaluating our PARG inhibitors as monotherapy in in vivo efficacy studies ongoing in multiple genetic settings.  Among other efforts, we are collaborating with several academic and research institute investigators, including UCSF (S. Bandyopadhyay) and Cancer Research UK / University of Manchester (C. Springer, S. Taylor), to evaluate in vivo efficacy in relevant animal models.

We amended the Evaluation, Option and License Agreement between IDEAYA and Cancer Research Technologies, also known as Cancer Research United Kingdom, or Cancer Research UK, and the University of Manchester, in March 2020 to expand our research collaboration with Cancer Research UK / University of Manchester.  The expanded collaborative research will include evaluation of an IDEAYA proprietary small molecule PARG inhibitor in multiple in vitro and in vivo ovarian cancer xenograft models. This research will also evaluate replication stress signature as a potential patient selection biomarker.

In the March 2020 amendment to the Evaluation, Option and License Agreement with Cancer Research UK and University of Manchester, the parties reduced the license fee due at exercise of our option, extended the research period for one year from the date of this March 2020 amendment, and also extended the option period, during which IDEAYA has rights to exercise an option to certain license rights, for up to four years from the date of this March 2020 amendment, including an initial one year period from the date of this March 2020 amendment, an additional eighteen month extension contingent upon our certification of ongoing research activities, and up to three additional six month extensions, contingent upon both our certification of ongoing research activities and payment of certain extension fees, which together with the reduced license fee would equal the original license fee.

Synthetic Lethality Target Discovery Platform

We are using distinct strategies to identify and validate novel synthetic lethality targets, including a synthetic lethality target discovery platform. This platform includes synthetic lethality screening libraries, bioinformatics and functional validation.

Competition

Our industry is very competitive and subject to change based on ongoing advances in technology. Although we believe that our approach, strategy, scientific capabilities, knowledge and experience provide us with competitive advantages, we expect to have substantial competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition with respect to product candidates in our pipeline, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted approaches to addressing activating genetic and other molecular alterations in cancer.

For IDE196, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target. Also, we are not aware of any approved therapies for metastatic uveal melanoma. Some companies are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 as monotherapy for metastatic uveal melanoma in a current Phase 2 clinical trial for patients with the HLA-A2 allele, which represents approximately 50% of metastatic uveal melanoma patients.

For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, such as Lynparza, Rubraca, Zejula, and Talzenna. With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Agios is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma, potentially in partnership with Celgene, which we believe has certain rights to the program. Additionally, several other early-stage companies, including Artios, Cyteir, KSQ, MetaboMed, NeoMed, Repare and Tango are performing research in synthetic lethality.

Intellectual Property

Intellectual property, including patents, trade secrets, trademarks and copyrights, is important to our business. We endeavor to establish, maintain and enforce intellectual property rights that protect our business interests.

Our patent portfolio, including patents owned by or exclusively licensed to us, is built on a program-by-program basis with a goal of establishing broad protection that generally includes, for each product candidate compound and for selected alternative back-up compounds, claims directed to composition of matter, pharmaceutical compositions, and methods of treatment using such pharmaceutical compositions. For some programs, our portfolio may also include claims directed to methods of treatment involving biomarker-enabled patient identification or selection, methods of treatment involving particular dosing approaches, polymorphs, formulations and/or methods of synthesis. We are seeking and maintaining patent protection in the United States and key foreign jurisdictions.

As of March 15, 2020, we own or exclusively in-license patents and patent applications, comprising approximately 19 distinct patent families, protecting our technology across our pipeline. Excluding applications that we are not currently prosecuting, our portfolio consists of four issued U.S. patents, approximately five pending U.S. applications, eight pending applications under the Patent Cooperation Treaty, or PCT, twelve issued foreign patents and approximately 47 pending foreign applications in approximately 31 foreign jurisdictions, including without limitation countries included in major markets in North America, Europe, and Asia, each having a nominal expiration ranging from 2035 to 2040. Of these, we own approximately 17 distinct patent families, including approximately three pending U.S. patent applications and eight PCT applications, each nominally expiring in 2038. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.

As of March 15, 2020, the portion of our portfolio for IDE196, which we have in-licensed from Novartis, consists of three issued U.S. patents, approximately twelve issued foreign patents, approximately one pending U.S. application and approximately 31 pending applications in approximately 31 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These in-licensed patents and applications are directed to composition of matter, pharmaceutical compositions and methods of treatment, including treatment of uveal melanoma. These in-licensed patents nominally expire in 2035, without taking into account any applicable patent term adjustments or extensions. In addition, the IDE196 portfolio also includes three pending U.S. patent applications solely owned by IDEAYA directed to methods of treatment for certain dosing regimens, for certain solid tumors having mutations in GNAQ or GNA11, or for certain EGFR mutant tumors in NSCLC. These solely owned patents nominally expire in 2040, without taking into account any applicable patent term adjustments or extensions.

As of March 1, 2020, the portion of our portfolio for programs in our synthetic lethality pipeline consists of U.S. patent applications directed to composition of matter, pharmaceutical compositions and/or methods of treatment of cancer for each of our MAT2A (MTAP), PARG (BER), POLQ (HR) and WRN (high MSI) programs, which we own. This portion of our portfolio also includes pending U.S. and foreign applications directed to composition of matter, pharmaceutical compositions and methods of treatment of cancer for our PARG (BER) program, which are owned by Cancer Research UK and University of Manchester, for which we have the exclusive option to obtain an exclusive in-license.

Strategic Relationships

We have licensing agreements for our PKC program, including our product candidate IDE196, with Novartis, and for our PARG program with Cancer Research UK and University of Manchester. For each of our other pipeline programs, including MAT2A, Pol-theta, and WRN, our small molecule compounds are being discovered and developed internally with our own resources, as supplemented by certain service providers such as contract research organizations, or CROs.

In September 2018, we entered into a license agreement with Novartis pursuant to which we obtained an exclusive intellectual property license under certain patents and know-how to develop products, including our IDE196 product candidate. We also obtained a regulatory right of reference to Novartis’ Phase 1 clinical trial with respect to IDE196 safety and monotherapy efficacy data. Under this license, we have the sole right, exclusive even as to Novartis, to commercialize IDE196 throughout the world.

In April 2017, we entered into an evaluation, option and license agreement with Cancer Research UK and University of Manchester, which was amended in April 2019 and in March 2020. This agreement provides an exclusive option for us to obtain an exclusive license to certain patent rights directed to PARG inhibitor compounds. If we exercise this option, we will have the sole right to commercialize relevant PARG product candidate compounds throughout the world. Cancer Research UK and University of Manchester retain certain rights for academic, non-commercial research and teaching.

In March 2020, we entered into a clinical trial collaboration and supply agreement with Pfizer Inc. The agreement with Pfizer will support of our plans to evaluate the safety and efficacy of IDE196 in combination with binimetinib, a MEK inhibitor to which Pfizer has exclusive rights in the United States and Canada, in patients having tumors with activating GNAQ or GNA11 hotspot mutations, including in metastatic uveal melanoma and other solid tumors.  We are targeting to initiate a Phase 1/2 clinical trial for this combination clinical trial in mid-2020. Under this clinical trial collaboration and supply agreement, we will sponsor the clinical trial, and Pfizer will supply us with their MEK inhibitor, binimetinib.  We will form a joint development committee with Pfizer, and clinical results will be shared jointly between the parties.

We have established collaborative relationships with other companies for access to their proprietary database of patient samples, and/or for their genetic screening services on their proprietary platform. We have also established a collaborative relationship with Ventana (Roche Diagnostics) for development of molecular diagnostics for various research programs.

We have established certain development manufacturing and service relationships with CMOs for IDE196. We have an agreement with STA Pharmaceutical Hong Kong Limited for the synthesis of the API and formulation for IDE196, and the manufacturing of drug product comprising such API. We plan to establish arrangements with CMOs as well for packaging, labeling and distribution of IDE196. We also have established clinical services relationship with Icon Clinical Research Limited as a CRO to support our conduct of clinical trials for our IDE196 program.

In addition to these existing strategic license relationships, existing and planned development manufacturing and service arrangements, and existing and planned clinical services arrangements, we have various existing agreements and relationships with service providers, such as CROs, which are enabling execution of various research and development activities for each of our pipeline programs. In particular, such agreements are directed to chemistry and compound synthesis, compound analysis and characterization, structural biology, computational biology, biological assay and model development, in vitro screening, in vivo screening, translational biomarker diagnostic development, bioinformatics, toxicology and formulation, among other activities.

We may also evaluate future strategic opportunities to accelerate development timelines and maximize the commercial potential of our product candidates. We plan to selectively evaluate strategic collaborations with biopharmaceutical partners whose research, development, commercial, marketing, and geographic capabilities complement our own.

Agreements

Exclusive License Agreement with Novartis

On September 19, 2018, we entered into a license agreement with Novartis to develop products based on Novartis’ small molecule PKC inhibitors, including Novartis’ LXS196 oncology product candidate, which we have renamed as IDE196.

Under the license agreement, Novartis granted to us a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose. The license grant is subject to Novartis’ retained rights to complete its ongoing Phase 1 clinical trial of IDE196. Novartis also agreed to transfer to us certain materials and know-how relating to the licensed products or arising from the ongoing Phase 1 clinical trial of IDE196.

We are solely responsible for the manufacturing and commercialization of the licensed products, subject to Novartis’ rights under the ongoing clinical trial of IDE196. We have certain obligations to supply IDE196 and licensed products for compassionate use, named patient and similar programs in connection with the ongoing clinical trial. We are obligated to use commercially reasonable efforts to develop one licensed product and to commercialize and obtain regulatory approval for at least one licensed product in the United States and in specified European countries.

All inventions, know-how, data and results resulting from our activities under the license agreement, including activities relating to our own clinical trials, will be exclusively owned by us. All inventions, know-how, data and results resulting from Novartis’ activities connected with Novartis’ ongoing Phase 1 clinical trial for IDE196 will be exclusively owned by Novartis, and subject to the license to us. Ownership of all other inventions and know-how will be determined according to U.S. patent law, with Novartis’ interest subject to the license to us.

We control the prosecution and maintenance of the patents exclusively licensed to us, with Novartis retaining step-in rights if we do not continue such prosecution and maintenance. If we fail to maintain or prosecute any exclusively licensed patent and Novartis exercises this step-in right, our license to the relevant patents will terminate in the relevant country. We have the first right to enforce any exclusively licensed patents, while Novartis retains the right to representation. If we do not bring an action to enforce any exclusively licensed patent, Novartis has the right to bring such action, and we will have the right to representation.

We paid Novartis an upfront payment of $2.5 million and issued 263,615 shares of our Series B redeemable convertible preferred stock concurrently with the execution of the license agreement. Subject to completion of certain clinical and regulatory development milestones, we agreed to make milestone payments in the aggregate of up to $9.0 million, and subject to achievement of certain commercial sales milestones, we agreed to make milestone payments in the aggregate of up to $20.0 million. We also agreed to pay mid to high single-digit tiered royalty payments based on annual worldwide net sales of licensed products, payable on a licensed product-by-licensed product and country by country basis until the latest of the expiration of the last to expire exclusively licensed patent, the expiration of regulatory exclusivity, and the ten year anniversary of the first commercial sale of such product in such country. The royalty payments are subject to reductions for lack of patent coverage, loss of market exclusivity, and payment obligations for third-party licenses.

The license agreement continues in force on a licensed product-by-licensed product and country by country basis until the latest of the expiration of the last to expire exclusively licensed patent, the expiration of regulatory exclusivity, and the ten year anniversary of the first commercial sale of such product in such country.

We may terminate the license agreement in its entirety or on a licensed product-by-licensed product basis without cause on 60 days’ prior written notice. Either party may terminate the license agreement for the other party’s material breach that remains uncured for 90 days. In addition, Novartis has the right to terminate the license agreement immediately upon our insolvency.

Upon termination by Novartis for material breach or for our insolvency, or upon termination by us without cause, at Novartis’ written request and in return for consideration that will be negotiated at such time, we will grant to Novartis a perpetual, irrevocable, worldwide, sublicensable, nonexclusive or exclusive license, under all patent rights and know-how controlled by us that are related to and actually used as of the date of termination in the development, manufacture, and commercialization of licensed products, for Novartis to develop, manufacture, and commercialize the licensed products.

Clinical Trial Collaboration and Supply Agreement with Pfizer

In March 2020, we entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or Pfizer, pursuant to which the parties will work on a combination study, as a portion of the Company’s Phase 1/2 clinical trial in Metastatic Uveal Melanoma, or MUM, and other solid tumors harboring activating GNAQ or GNA11 hotspot mutations.  The combination study specifically pertains to the clinical evaluation of our IDE196 clinical candidate in combination with Pfizer’s MEK inhibitor, binimetinib. Under the agreement, we are sponsor of the combination study, and will provide IDE196 and pay for the costs of the combination study.  Pfizer will provide binimetinib for the combination study at no cost to us.  We and Pfizer will jointly own clinical data from the combination study and will also jointly own inventions, if any, relating to the combined use of IDE196 and binimetinib.  We and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

Pfizer may terminate the agreement if Pfizer believes binimetinib is being used in an unsafe manner.  Either party may terminate the agreement for patient safety reasons, if any regulatory action prevents the supply of its drug or if a party ceases development of its drug.  Either party may terminate the agreement for the other party’s material breach that remains uncured for thirty days. If the agreement is terminated, we must return any unused binimetinib to Pfizer. If Pfizer terminates the agreement because of our material breach, we will be required to reimburse Pfizer certain manufacturing costs for the binimetinib supplied under the agreement.

Exclusive Option and License Agreement with Cancer Research UK

On April 28, 2017, we entered into an evaluation, option and license agreement with Cancer Research UK and University of Manchester, which was amended on April 24, 2019, for the development and commercialization of licensed products comprising pharmaceutical preparations of PARG inhibitors for all therapeutic uses.

Under this agreement, Cancer Research UK and University of Manchester have granted to us, and we have in turn granted to Cancer Research UK and University of Manchester, non-exclusive, sublicensable, royalty-free licenses to carry out non-clinical research during the research term, currently ending in March 2021; we also have an option to an exclusive license during the research term, subject to extension thereafter for up to an additional three years. The non-clinical research is to be governed by a joint research committee comprised of representatives from each party. During the research term, no party is to undertake a drug discovery program in PARG inhibitors other than under this agreement.

In March, 2020 we entered into a second amendment to the Evaluation, Option and License Agreement, pursuant to which the parties reduced the license fee due at exercise of our option, extended the research period for one year from the date of the second amendment, and also extended the option period, during which IDEAYA has rights to exercise an option to certain license rights, for up to four additional years, including an initial one year period from the date of the second amendment, an additional eighteen month extension contingent upon our certification of ongoing research activities, and up to three additional six month extensions contingent upon both our certification of ongoing research activities and payment of certain extension fees, which together with the reduced license fee would equal the original license fee.

Cancer Research UK also granted us the exclusive option to obtain an exclusive, sublicensable, worldwide, royalty-bearing license, under certain Cancer Research UK background intellectual property and Cancer Research UK’s interest in any intellectual property jointly developed under the agreement, to research, develop, manufacture, and commercialize licensed products, as well as a non-exclusive, sublicensable, royalty-free, freedom-to-operate license under related intellectual property. Cancer Research UK and University of Manchester retain certain rights under the licensed intellectual property for academic, non-commercial research and teaching.

The option may be exercised until the end of the research term in March 2021, or the end of any subsequent option period extension for up to three years thereafter, collectively referred to as the Option Period. During the Option Period, no party shall grant to any third party any rights or licenses under Cancer Research UK background intellectual property that specifically relate to PARG or under our intellectual property covering inventions made in the performance of the research program. Upon option exercise, we will gain sole control and responsibility for the research, development, manufacture, and commercialization of the licensed PARG inhibitors. Cancer Research UK has also agreed to transfer its know how relating to the research, development or manufacturing of the licensed PARG inhibitors to us.

We are obligated to use reasonable efforts to research a PARG inhibitor during the research term, and to develop a PARG inhibitor for the treatment of a cancer indication if we exercise the option.

Each party is the sole owner of any intellectual property it develops solely under the agreement, and the parties will be joint owners of any jointly developed intellectual property. Each party grants the other a non-exclusive, fully-paid, royalty free, irrevocable, sublicensable, perpetual license to its rights in such jointly created intellectual property to make, use and sell inventions claimed in the joint patents, except for those joint patents exclusively licensed to us under the agreement if we exercise our option.

Before our exercise of the option, Cancer Research UK is responsible for the prosecution and maintenance of Cancer Research UK background patents specifically relating to PARG, while we are responsible for the prosecution and maintenance of patents covering inventions developed under the agreement as project intellectual property. Cancer Research UK and University of Manchester have the first right to enforce the patents covering inventions developed under the agreement as project intellectual property and we have the right to participate in such actions. In the event we exercise the option, we will assume Cancer Research UK’s prosecution and maintenance responsibilities for the Cancer Research UK background patents specifically relating to PARG and we obtain the first right to enforce such patents as well as the patents covering inventions developed under the agreement as project intellectual property, and Cancer Research UK will have the right to participate. In either case, we pay all expenses associated with prosecution and maintenance and each party bears its own costs for enforcement. If we choose not to exercise the option, or if we abandon the patents covering inventions developed under the agreement as project intellectual property, Cancer Research UK will thereafter be responsible for prosecuting and maintaining such patents. If we abandon such patents, Cancer Research UK and University of Manchester will be responsible for paying the expenses associated with the prosecution and maintenance of such patents.

In addition to paying an upfront fee of £100,000, if we exercise the option we additionally agree to pay Cancer Research UK (a) a one-time fee of £250,000, (b) subject to completion of certain clinical and regulatory milestones, payments of up to £19.5 million per indication, (c) subject to certain sales milestones, payments of up to £9 million per indication, and (d) low single-digit tiered royalty payments based on aggregate worldwide net sales of all products, payable on a product-by-product and country-by-country basis until the later of the last-to-expire patent covering such product in such country and the ten year anniversary of the first commercial sale of such licensed product in such country. The royalty payments are subject to reductions for payment obligations in the event third-party licenses are required to develop or commercialize the product or if the product is not covered by certain patents. If we exercise the option, we also agreed to pay to Cancer Research UK percentages in the low to mid-teens of sublicense revenue we receive for a sublicense of intellectual property derived from certain intellectual property developed under the agreement or Cancer Research UK background patents specifically relating to PARG. If the agreement expires because we do not exercise the option or if the agreement is terminated due to our material breach, then we are eligible to receive a percentage of sublicensing revenue that Cancer Research UK receives for licensing such intellectual property.

The agreement will expire at the end of the Option Period if we do not exercise the option, or upon expiration of all payment obligations if we do exercise the option. Either party may terminate the agreement for the other party’s insolvency or material breach that remains uncured for thirty days. In addition, Cancer Research UK and University of Manchester may terminate the agreement with thirty days advance written notice if we become an affiliate of or transfer rights to a party with a business in tobacco products.

If we elect not to exercise the option, or if the agreement is terminated by Cancer Research UK and University of Manchester pursuant to any of their termination rights, then Cancer Research UK and University of Manchester will have exclusive, worldwide rights to project intellectual property. If we terminate the agreement for material breach, then the licenses we receive upon exercise of the option survive, and our payment obligations will be reduced. If we exercise the option, the licenses we receive upon exercise of the option survive expiration of the agreement.

Sales and Marketing

We intend to become a fully-integrated biopharmaceutical company. This will enable us to realize our goal of delivering transformative drugs to patients. We currently hold worldwide commercialization rights to each of our product candidates, and intend to retain significant rights in key markets. In light of our stage of development, we have not yet established sales and marketing capabilities.

We plan to build our own sales force to commercialize approved products, if any, in the United States and potentially in Europe and other selected foreign countries, and we expect to initiate commercial readiness activities in anticipation of receiving marketing approvals. We believe a moderately sized specialty sales force would enable us to reach oncologists who specialize in treating the patient populations for our product candidates. We may enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force.

Manufacturing

We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and our biomarker diagnostics for preclinical and clinical testing, as well as for future commercial manufacture of any drugs and diagnostics that we may commercialize. We do not own or operate, and currently have no plans to establish, any manufacturing facilities.

In general, we plan to establish agreements with contract manufacturing organizations, or CMOs, for synthesis of the active pharmaceutical ingredient, or API, manufacturing of drug product comprising such API, as well as packaging, labeling and distribution.

For our product candidate IDE196, we have contractual rights to API supply manufactured by Novartis. Pursuant to our license agreement with Novartis, Novartis will transfer certain quantities of IDE196 drug supply to us in support of our ongoing preclinical research and clinical development efforts. Novartis will retain a portion of the drug supply to support completion of its ongoing Phase 1 clinical trial in metastatic uveal melanoma. We plan to establish our own supply arrangements with one or more CMOs for IDE196 in support of our additional clinical development needs.

Our lead product candidate IDE196 is a small molecule that can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We believe the synthetic chemistry is amenable to scale-up using standard manufacturing equipment and processes. We expect that the compounds being discovered and developed for our other pipeline programs, including MAT2A, Pol-theta, PARG and WRN, and other future programs, will also be small molecule product candidates that can be produced at contract manufacturing facilities.

In many cases, we anticipate that the biomarker diagnostic may be commercially available on an existing third-party diagnostic panel or assay. In cases where such biomarker diagnostic is not already commercially available, we generally expect to establish agreements with strategic partners for clinical supply of companion diagnostics for biomarkers associated with the targeted therapeutics we are developing.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process before it may be legally marketed in the United States.

U.S. drug development process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with good laboratory practice, or GLP, regulations and other applicable regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials in humans may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of a NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing process, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Once a pharmaceutical product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the clinical trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. They must be conducted under protocols detailing the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative, monitor the clinical trial until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at confirming dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.

•

Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.

•

Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a clinical trial may move forward at designated check points based on access to certain data from the clinical trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 clinical trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies may conduct additional in vivo studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these clinical trials can be delayed until the new product or new indication being studied has been approved.

U.S. review and approval process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment or keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

U.S. orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

U.S. expedited development and review programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Unique to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act, or FDASIA, established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We expect to pursue breakthrough therapy designation for IDE196 and may explore some of these opportunities for our other product candidates as appropriate.

U.S. post-approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

U.S. marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

FDA regulation of companion diagnostics

We are collaborating or expect to collaborate with strategic partners or CROs to manufacture and supply in vitro diagnostics to identify patients with biomarkers associated with the targeted therapeutics we are developing. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance.

Under the FDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, guidelines and postmarket surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to new devices deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls. Therefore, these devices are generally subject to the premarket approval, or PMA, application process, which is generally more costly and time-consuming than the 510(k) process.

Alternatively, a device might be the subject of a de novo classification request, which seeks marketing authorization and reclassification as a lower-risk Class I or Class II device for a new device that otherwise would automatically be regulated as a Class III device requiring a PMA approval. Specifically, medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application.

If the use of a companion diagnostic is essential to the safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel product candidates such as ours, a companion diagnostic device and its corresponding drug or biologic candidate should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic, though 510(k) clearance or to obtain grant of a de novo classification request. The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research or Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the clinical trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trials or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

If a companion diagnostic is the subject of a de novo classification request in lieu of a PMA, the FDA is required to classify the device within 120 days following receipt of the de novo submission. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. If the de novo request is granted, the new device may be legally marketed (in compliance with applicable regulatory controls), a new classification regulation for the device type will be established, and the device may serve as a predicate device for 510(k) submissions for future devices of the same type.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Regulation outside the United States

To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

In order to market our future products in the European Economic Area, or EEA, (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and marketing exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pediatric investigation plan

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Orphan drug designation

In the EEA, a medicinal product can be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

In the EEA, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, the EMA or the member state competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for medicines that have also complied with an agreed PIP.

This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinical superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant are eligible for incentives made available by the EU and its Member States to support research into, and the development and availability of, orphan drugs.

Companion diagnostics

In the EEA, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive No. 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of in vitro diagnostic medical device and its classification. The conformity assessment of in vitro diagnostic medical devices can require the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an

EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. On April 5, 2017, the European Parliament passed the In Vitro Device Regulation, or IVDR, which repeals and replaces Directive No 98/79/EC. Unlike directives, which must be implemented into the national laws of the EU member states, a regulation is directly applicable, i.e., without the need for adoption of EU member state laws implementing them, in all EEA member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will not become fully applicable until five years following its entry into force. Once applicable, the IVDR will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; and
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations as we begin to directly commercialize our products. In March 2010, the Patient Protection and Affordable Care Act, or ACA, was signed into law which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, expands of eligibility criteria for Medicaid programs, creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and establishes of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Acts of 2017, or the Tax Act, includes a provision, effective January 1, 2019, that repeals the tax-based share responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all of part of a year that is common referred to the “individual mandate.”  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well.  On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the law. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and transparency laws and regulations as well as similar foreign laws in the jurisdictions outside the United States. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA, and state laws may differ from each other, which may complicate compliance efforts.  For example, the California Consumer Privacy Act, or CCPA, effective January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Union, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical companies in relation to the processing of personal data of EU data subjects. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions impose stringent requirements relating to individual consent, the information that must be provided to the individuals, the transfer of personal data out of the European Union, security and data breach notifications, as well as security and confidentiality of the personal data.  The GDPR allows for the imposition of substantial fines and other corrective measures for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the European Union. Guidance on implementation and compliance practices are often updated or otherwise revised. Separately, the United Kingdom’s withdrawal from the EU could also lead to further legislative and regulatory changes and increase our compliance costs. In particular, the United Kingdom has transposed the GDPR into domestic law with a UK version of the GDPR taking effect from January 2021 (after the end of the transitional period) which could expose us to two parallel regimes each with the power to fine up to the greater of either 4% of global revenue, or Euro 20,000,000 (for the EU) or £17,500,000 (for the UK).

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability. Furthermore, there can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

Employees

As of December 31, 2019, we had a total of 47 employees engaged in research and development, business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Dr. Michael Dillon, Ph.D., Senior Vice President and Chief Scientific Officer, Head of Research, has indefinitely suspended his plans to transition from his current role to Research Fellow in mid-2020; as such, we anticipate that Dr. Dillon will continue to serve the Company in his capacity as Senior Vice President and Chief Scientific Officer, Head of Research.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We have had significant operating losses since our inception. Our net losses for the twelve months ended December 31, 2019 and December 31, 2018 were $42.0 million and $34.3 million, respectively. As of December 31, 2019, we had an accumulated deficit of $92.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. One of our product candidates, IDE196, is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting.  We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE196, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $100.5 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance IDE196 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least 12 months from the date of the issuance of the financial statements included in this Form 10-K. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may adversely affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

•

our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the License Agreement with Novartis and the Option and License Agreement with Cancer Research United Kingdom, or Cancer Research UK, and University of Manchester;

•

the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreement, including under the License Agreement with Novartis or the Option and License Agreement with Cancer Research UK and University of Manchester;

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
•

timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement, including the License Agreement with Novartis or the Option and License Agreement with Cancer Research UK and University of Manchester;

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our most advanced product candidate, IDE196, is in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. As of December 31, 2019, IDE196 has been tested in an ongoing Phase 1 clinical trial conducted by Novartis, which has enrolled 69 patients in a monotherapy dosing arm. IDE196 is also being tested in an ongoing Phase 1/2 clinical trial that we initiated in June 2019 and are conducting.   Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. Our lead product candidate, IDE196, is currently in a Phase 1 clinical trial being conducted by Novartis.  IDE196 is also in a Phase 1/2 clinical trial that we are conducting.  We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of IDE196 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of IDE196 or any of, our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing IDE196 or any other product candidate.

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

In addition, if any of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events, or AEs, of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other post-approval issues with our product candidates’ could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no synthetic lethality small molecule inhibitor therapeutics have been approved to date by the FDA or other comparable regulators. AEs in future clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other AEs in the field of synthetic lethality, or other products that are perceived to be similar to synthetic lethality, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and CROs in our product candidates, and less demand for any product that we may develop. Our substantial pipeline of synthetic lethality small molecule inhibitor product candidates could result in a greater quantity of reportable AEs or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our synthetic lethality programs, as well as our business as a whole. In addition, responses by U.S. federal, state or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any product candidates or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects, and may delay or impair the development of our product candidates and commercialization of any approved products or demand for any products we may develop.

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

Our product candidates or any future product candidates may be associated with undesirable side effects or AEs that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates, such as IDE196, may be co-administered with third-party approved or experimental therapies. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

To date, only one of our product candidates, IDE196, has been tested in clinical trials, including an ongoing Phase 1 clinical trial and an ongoing Phase 1/2 clinical trial, and has been observed to be generally well tolerated, with the most common AEs reported being hypotension, GI toxicities, and fatigue. If unacceptable side effects arise in the further development of IDE196 or in the development of any of our other product candidates, we, the FDA, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

We may be unable to obtain regulatory approval for our product candidates or any future product candidates. The denial or delay of such approval would prevent or delay commercialization of our product candidates and adversely impact our business, financial condition, operating results and prospects.

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

Prior to obtaining approval to commercialize a product candidate in the United States, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, that such product candidates are safe and effective for their intended uses. Foreign regulatory authorities may require a similar demonstration before we can obtain approval to commercialize a product candidate abroad. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA or a comparable foreign regulatory authority can delay, limit or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our clinical trials;
•	negative or ambiguous results from our clinical trials, or results may not meet the level of statistical significance required by the FDA or a comparable foreign regulatory agency for approval;
•	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•	we are unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA’s or the applicable comparable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of our product candidates or any of our future product candidates;
•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
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

We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the clinical trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval. For some of our programs for which we intend to conduct basket trials, which will be designed to include multiple clinically defined populations under one investigational protocol though each population is enrolled and analyzed separately, we may not be eligible for accelerated approval.

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

Although we believe that IDE196 is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For IDE196, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 as monotherapy for metastatic uveal melanoma in a current Phase 2 clinical trial for patients with the HLA-A2 allele – which represents approximately 50% of metastatic uveal melanoma patients. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), Tesaro (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Agios is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma potentially in partnership with Celgene, which we believe has certain rights to the program. Additionally, several other early-stage companies, including Artios, Cyteir, KSQ, MetaboMed, NeoMed, Repare and Tango are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of December 31, 2019, we had 47 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, other natural disasters or SAEs and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Furthermore, the third parties on which we depend, including suppliers, contract manufacturers and CROs are similarly vulnerable to natural disasters or other sudden, unforeseen and SAEs. In addition, the third parties on which we depend may be or are, and likely will continue to be, affected by the recent world-wide outbreak of the Coronavirus COVID-19 first reported in Wuhan, PRC, or People’s Republic of China.  As a result, some of these third parties are experiencing shut-downs, supply chain and experimental study interruptions or slow-downs, and more third parties could experience such shut-downs, interruptions or slow-downs. Individuals at our company or at such third parties could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. In response to the Coronavirus outbreak, San Mateo County, California, in which our primary office resides, recently issued a “shelter in place” order through April 7, 2020.  As a result, our research and development activities may experience delays or interruptions. If such a natural disaster, adverse event or outbreak of an illness were to, or continues to for a prolonged period in the case of the Coronavirus outbreak, affect our supply chain, manufacturing arrangements or interfere with a preclinical study or clinical trial, it could have a material adverse effect on our business.

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

We are using bioinformatics, including data analytics, biostatistics, and computational biology, to identify new target and biomarker opportunities. As part of this approach, we interrogate public and proprietary databases comprising human tumor genetic information and specific cancer-target dependency networks. We rely on these databases and data analytics for identifying or validating some of our biomarker-target relationships and access to these databases may not continue to be available publicly or through a proprietary subscription on acceptable terms.

Many of our precision medicine targeted therapeutic product candidates also rely on the availability and use of commercially available tumor diagnostics panels or data on the prevalence of our target patient population to inform the patient selection and drug target identification for our product candidates. In cases where such biomarker diagnostic is not already commercially available, we expect to establish strategic collaborations for the clinical supply and development of companion diagnostics. If these diagnostics are not able to be developed, or if commercial tumor profiling panels are not able to be updated to include additional tumor-associated genes, or if clinical oncologists do not incorporate molecular or genetic sequencing into their clinical practice, we may not be successful in developing our existing product candidates or any future product candidates.

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

Furthermore, certain of the third-party suppliers on which we rely are based in the PRC. The evolving trade dispute between the PRC and the United States has resulted in the imposition of significant tariffs on certain imports from the PRC. Any deterioration of the relationship between the United States and the PRC, or the imposition of more stringent export controls or tariffs applicable to our suppliers in the PRC, could adversely affect our ability to obtain the raw materials required for the manufacture of our product candidates, and therefore adversely affect our business, financial condition, results of operations and prospects.

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

For example, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We rely on various sources, including published literature and public or proprietary databases, to ascertain an estimate of the number of patients having particular genetic alterations, such as mutations, deletions or fusions, across various tissue-type specific indications. The determinable prevalence may vary depending on the source and quality of the underlying data and in some cases, insufficient data or poorly curated data may impact our ability to accurately estimate the prevalence of our target patient populations for each indication and in the aggregate across multiple indications both in the clinical trial setting, as well as in the commercial setting, if our product is approved. If the market opportunities for our product candidates are smaller than we estimate, our business, financial position, results of operations and prospects may be harmed. In addition, upon treatment with our product candidates, patients may have or develop resistance to our product candidates, reducing the addressable patient population and the duration of treatment.

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

We currently are reliant upon licenses of certain intellectual property rights and proprietary technology from third parties that are important or necessary to the development of our proprietary technology, including technology related to our product candidates. For example, we rely on our exclusive license agreement with Novartis for the clinical development of IDE196 and our option and license agreement with Cancer Research UK for the clinical development of PARG inhibitors. These licenses, and other licenses we may enter into in the future, may not provide adequate rights to use such intellectual property rights and proprietary technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize technology and product candidates in the future. Licenses to additional third-party proprietary technology or intellectual property rights that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our proprietary technology or product candidates or to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may not be able to develop and commercialize technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses, which could harm our business, financial condition, results of operations and prospects significantly.

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

Although no third party has asserted a claim of patent infringement against us as of December 31, 2019, others may hold proprietary rights that could prevent IDE196, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market IDE196, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing IDE196, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, which includes a provision that entered into effect on January 1, 2019, that repeals the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The Trump Administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives;

•

the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and

•

similar healthcare and data protection laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information.

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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the GDPR became effective, implementing more stringent requirements in relation to our use of personal data. The GDPR repeals the Data Protection Directive (95/46/EC) and is directly applicable in all E.U. member states and will also remain law in the United Kingdom until the end of the transition period on December 31, 2020 provided for in the Withdrawal Agreement between the EU and the U.K. The GDPR significantly increased fines to up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. We will be subject to the GDPR where we have an E.U. presence or “establishment”, when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or when offering approved products or services in the future to E.U. based data subjects. After the end of the transition period on December 31, 2020, a similar data protection regime will apply in the United Kingdom.

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

In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain states govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  By way of example, California enacted the California Consumer Privacy Act, or CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including director and officer, or D&O, insurance, on acceptable terms.

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

As of December 31, 2019, our executive officers, directors and their respective affiliates beneficially owned over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up entered into in connection with our IPO and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2019, we have a total of 20.3 million outstanding shares of our common stock.

The lock-up agreements pertaining to our IPO expired on November 18, 2019. After the expiration of the lock-up agreements, up to approximately 14.6 million additional shares of common stock became eligible for sale in the public market, approximately 6.7 million of which shares were held by directors, executive officers and other affiliates and are be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, as of December 31, 2019, approximately 3.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 13.5 million shares of our common stock, or approximately 66% of our total outstanding common stock as of December 31, 2019, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition, results of operations and prospects. The U.S. government enacted significant tax reform legislation in 2017, and certain provisions of this legislation may adversely affect us. Changes include, but are not limited to, a federal corporate income tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses, a transition to a modified territorial system of taxation and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. Notwithstanding the reduction in the corporate income tax rate, the overall impact of such legislation is uncertain and our business, financial condition, results of operations and prospects could be adversely affected. Such legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application, could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The cost of D&O insurance policy premiums is expected to continue to increase. If the costs of maintaining adequate D&O insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current D&O insurance coverage should become unavailable to us or become economically impractical, we may need to decrease our coverage limits or increase our self-insured retention or we may be unable to renew such insurance at all.  If we incur liabilities that exceed our coverage or incur liabilities not covered by our insurance, we would have to self-fund any indemnification amounts owed to our directors and officers and employees in which case our results of operations and financial condition could be materially adversely affected. Additionally, a lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our corporate headquarters is located in South San Francisco, California, where we lease and occupy approximately 24,000 square feet of office and laboratory space, with an additional 5,600 square feet of office space we lease and expect to occupy in the second quarter of 2020. The current term of our South San Francisco lease expires in July 2024, with an option to extend the term through July 2026.

We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “IDYA.”

Stockholders

As of March 13, 2020, we had 27 record holders of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Sale of Unregistered Securities

None.

Use of Proceeds from the Sale of Registered Securities

Pursuant to a registration statement on Form S-1 (File No. 333-231081), as amended, which was declared effective by the SEC on May 22, 2019, we registered common stock to be sold in our IPO, in which we sold and issued 5,750,000 shares of common stock at a price to the public of $10.00 per share, which includes the full exercise of the underwriters’ over-allotment option to purchase an additional 750,000 shares of common stock. We received aggregate gross proceeds of $57.5 million, or aggregate net proceeds of $50.2 million, after underwriting discounts, commissions and other offering costs.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 24, 2019.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—	$—	—	$—
November 1, 2019 to November 30, 2019	—	—	—	—
December 1, 2019 to December 31, 2019	9,454	0.90	—	—
Total	9,454	$0.90	—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 6. Selected Financial Data

You should read the selected historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2018 and 2019 and for the years ended December 31, 2019, 2018 and 2017 set forth below is derived from our audited financial statements included in this Annual Report on Form 10-K and may not be indicative of future operating results. The selected financial data as of December 31, 2017 set forth is derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development	$34,319	$31,749	$12,384
General and administrative	9,952	4,668	2,054
Total operating expenses	44,271	36,417	14,438
Loss from operations	(44,271)	(36,417)	(14,438)
Interest income	2,288	1,994	150
Other income (expense), net	8	77	2,426
Net loss	(41,975)	(34,346)	(11,862)
Net unrealized loss on marketable securities	96	(30)	(1)
Comprehensive loss	$(41,879)	$(34,376)	$(11,863)
Net loss per share attributable to common stockholders, basic and diluted	$(3.36)	$(35.92)	$(17.06)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	12,496,957	956,252	695,372

	As of December 31
	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$100,482	$89,961	$13,157
Working capital	94,714	85,254	11,142
Total assets	113,001	96,541	17,479
Redeemable convertible preferred stock liability	—	—	3,207
Total liabilities	12,601	7,098	7,134
Redeemable convertible preferred stock	—	138,391	26,084
Accumulated deficit	(92,491)	(50,516)	(16,170)
Total stockholders’ (deficit) equity	100,400	(48,948)	(15,739)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Financial Data” and our financial statements and the related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

Overview

We are an oncology-focused precision medicine company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations most likely to benefit.  We are applying these capabilities across multiple classes of precision medicine, including direct targeting of oncogenic pathways and synthetic lethality – which represents an emerging class of precision medicine targets.

IDE196 Clinical Development

Our most advanced product candidate is IDE196, a protein kinase C, or PKC, inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations, which we in-licensed from Novartis.

We initiated a Phase 1/2 clinical trial IDE196-001 in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as cutaneous melanoma or colorectal cancer. We have completed enrollment of patients in the Phase 1 dose escalation portion of the Phase 1/2 clinical trial at sites in the U.S. and Australia, including patients in MUM and patients having other solid tumors with GNAQ or GNA11 hotspot mutations using a powder-in-capsule, or PIC, formulation.  We are continuing to enroll MUM patients in a Phase 1 tablet formulation sub-study evaluating pharmacokinetics and food effect. We have initiated the Phase 2 expansion portion of the clinical trial for patients having tumors with GNAQ or GNA11 hotspot mutations for indications other than metastatic uveal melanoma, such as in cutaneous melanoma or colorectal cancer.

The thirty-eight MUM patients in the Phase 1 dose escalation arm of the clinical trial were dosed at 300 mg BID or 400 mg BID.  The 400 mg BID dosing regimen consisted of a 200mg BID run-in for the first seven days of dosing, followed by 400 mg BID dosing thereafter for the duration of treatment. IDE196 has been generally well tolerated at each dose level, with 1 reported Grade 3 fatigue attributed to IDE196 on the 400 mg BID regimen and otherwise no reported drug-related adverse events, or AEs at or above Grade 3 in any patients. We generally observed higher average steady state exposure of free IDE196 and higher trough concentration of IDE196 at the higher 400 mg BID dose relative to the 300 mg BID dose, based on pharmacokinetic, or PK, analysis. We anticipate providing an update with interim clinical data from our Phase 1/2 clinical trial in MUM in the second half of 2020.

In January 2020, we initiated a Phase 1 sub-study within the Phase 1/2 clinical trial to evaluate an immediate release tablet formulation of IDE196 in MUM patients, comparing the pharmacokinetic profile of the tablet formulation to the powder-in-capsule form of IDE196 used in the dose escalation portion of the Phase 1/2 clinical trial.  In this sub-study, the data to date shows that the pharmacokinetic profile of the tablet form of IDE196, including Cmax and AUCtotal, is comparable to the pharmacokinetic profile of the PIC form of IDE196.  This Phase 1 sub-study is continuing to enroll additional MUM patients to evaluate steady state pharmacokinetic properties of the tablet and explore food effect properties of IDE196 using the tablet formulation.

Once testing of the tablet formulation of IDE196 is completed, the tablet, dosed at 400 mg BID, will be used at the recommended Phase 2 dose, or RP2D, for the expansion portion of the clinical trial into which we are continuing to enroll patients having tumors with GNAQ or GNA11 hotspot mutations for indications other than metastatic uveal melanoma.   We will evaluate whether to also expand into the Phase 2 portion of the clinical trial in MUM patients as data from our Phase 1 dose escalation portion of the clinical trial continues to mature in the second half of 2020.

Our ongoing clinical translational research includes molecular characterization of patient tissue samples, including tumor samples, with a goal of evaluating whether certain molecular characteristics correlate with patient outcomes. Analytical screening in support of our tissue-type agnostic strategy is ongoing, including comprehensive genomic profiling and advanced genomic analyses of patient tumor samples from the ongoing Phase 1/2 clinical trial.

We have established and continue to pursue our Genomics Profiling Initiative, or GPI. GPI is our initiative leveraging various Next Generation Sequencing (NGS) platforms in partnership with other companies to identify patients having tumors with specific mutations, such as tumors with activating GNAQ/11 hotspot mutations in solid tumors outside of uveal melanoma, or non-MUM tumors.  These patient diagnostic screening efforts have identified patients having non-MUM tumors with activating GNAQ/11 hotspot mutations, and we are evaluating these patients for potential enrollment into the ongoing non-MUM Phase 2 portion of our Phase 1/2 basket trial.

We recently entered into a clinical trial collaboration and supply agreement with Pfizer Inc., pursuant to which Pfizer will supply us with their MEK inhibitor, binimetinib, to evaluate the combination in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. We are planning to evaluate the safety and efficacy of IDE196 in combination with binimetinib in patients with metastatic uveal melanoma in the ongoing Phase 1/2 clinical trial, which we are targeting to initiate in mid-2020. Following our evaluation of tolerability and preliminary efficacy from the IDE196 / binimetinib combination clinical trial in MUM, we may also evaluate IDE196 / binimetinib combination therapy in patients having solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma.  We may also evaluate IDE196 in combination with one or more additional anti-cancer agent(s) in metastatic uveal melanoma patients and in patients having solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma.

IDE196 was initially developed by Novartis, and we obtained an exclusive, worldwide license to IDE196 from Novartis in September 2018.  Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to IDE196, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.  Novartis has completed enrollment in a Phase 1 clinical trial it is conducting to evaluate IDE196 in metastatic uveal melanoma.  Phase 1 monotherapy data from Novartis was presented at the American Association for Cancer Research, or AACR, in April 2019. A confirmed Complete Response at the 200 mg BID dose level was observed at month 31 in one of four patients previously reported with confirmed partial response out of 30 total (28 evaluable) BID patients in the monotherapy arm of the Novartis clinical trial.  As of March 20, 2020, this patient with a confirmed Complete Response in the monotherapy arm of this clinical trial remains on treatment with IDE196.

In an end of Phase 1 meeting with the FDA in the fourth quarter of 2019, the FDA indicated that our proposed single-arm Phase 2 portion of the IDE196‑001 Phase 1/2 clinical trial may be adequate to support a new drug application, or NDA, seeking Accelerated Approval for IDE196 monotherapy in MUM.  The FDA indicated that such a single-arm, potentially registration‑enabling part of the Phase 1/2 clinical trial could target enrollment of 60 evaluable MUM patients with the primary endpoint of overall response rate, or ORR, as determined by blinded independent central review, or BICR, supported by BICR‑determined duration of response, or DOR, as a secondary endpoint.  We initiated 13-week good laboratory practice-, or GLP-, compliant toxicology studies in two species in November 2019, and have completed the in-life portion of these studies in support of an FDA requirement that results of these studies be submitted prior to enrollment of more than approximately 50 patients in the potentially registrational arm that will support a marketing application.

We will evaluate clinical tolerability and efficacy data from each of the ongoing IDE196 monotherapy Phase 1 dose escalation portion of the clinical trial in MUM patients and the planned IDE196 / binimetinib combination therapy Phase 1/2 portion of the clinical trial in MUM patients, prior to initiation of a potentially registrational clinical trial in MUM.  We will provide updated guidance on timing for a potential NDA submission for IDE196 in MUM after making such decision on a potential registrational pathway in MUM.

Preclinical Evaluation of IDE196 in other Potential Patient Populations or Indications

We have advanced our preclinical evaluation of IDE196 for potential use in other oncology patient populations.  We have suspended plans for evaluation of IDE196 as a potential therapeutic for patients with solid tumors having PKC fusions, based on preclinical validation studies which to date do not support clinical development for such patients.  Likewise, our preclinical assessment to date of the potential use of IDE196 for treatment of patients with epidermal growth factor receptor-, or EGFR-, mutant non-small cell lung cancer, or NSCLC, tumors which are TKI-resistant does not currently support clinical development activities for treating such patients with IDE196 alone, or in combination with an EGFR.  We have also suspended plans for evaluation of IDE196 in patients with solid tumors outside of metastatic uveal melanoma, where the tumors have GNAQ or GNA11 “non-hotspot” mutations in loci different from the loci of activating mutations in uveal melanoma.  Current preclinical data and results do not currently support clinical development for patients with such non-hotspot mutations.  Accordingly, our ongoing Phase 1/2 basket trial will continue to focus on patients having tumors with activating GNAQ or GNA11 hotspot mutations.

We are continuing our preclinical evaluation of IDE196 in Sturge-Weber Syndrome, or SWS, a rare neurocutaneous disorder characterized by capillary malformations and associated with mutations in GNAQ.  Our preclinical evaluation will include potential feasibility for pediatric use.

Synthetic Lethality Programs

We believe synthetic lethality, as an emerging class of precision medicine, represents one of the most exciting, potentially impactful new areas of development in oncology, and we are investing a significant portion of our resources to be a leader in this emerging field.  Our synthetic lethality pipeline includes four potential first-in-class programs.  Our lead synthetic lethality program targets MAT2A for patients having solid tumors with MTAP deletions – a patient population estimated to represent approximately 15% of solid tumors.  We anticipate submitting an IND to the FDA for this program in the fourth quarter of 2020.  We have a synthetic lethality program targeting Pol-theta for solid tumors with homologous recombination deficiency, or HRD, including BRCA mutations, for which we expect to designate a development candidate in the second half of 2020.  We are pursuing a synthetic lethality program targeting Werner helicase, or WRN, in tumors with high microsatellite instability, or MSI, and have observed a dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic, or PD, response in multiple endogenous MSI high cell lines.  We also have a program targeting PARG for patients having tumors with BRCA2 mutations, impaired base excision repair, or BER and potentially other genetic and/or molecular signatures such as replication stress signatures.

We are advancing each program in our synthetic lethality portfolio.  We are applying our fully integrated research and translational capabilities to each of our synthetic lethality research programs.  We have solved the crystal structures for each of our four programs, generally enabling structure-based drug design, and we are conducting preclinical in vivo efficacy studies in three of our synthetic lethality programs.

Our lead synthetic lethality research program targets MAT2A for solid tumors with MTAP deletions. We have selected a lead compound MAT2A inhibitor as a potential drug candidate.  We are also continuing our preclinical evaluation of other compounds in our lead series, and have satisfactorily completed preliminary toxicological evaluation of several compounds in our lead series.  Preclinically, we have shown a dose-dependent cellular viability effect and pharmacodynamic engagement of MAT2A with our small molecule inhibitors.  We have solved the crystal structure of MAT2A, enabling ongoing structure-based drug design. We have demonstrated single agent in vivo efficacy of our small MAT2A inhibitors in MTAP-null models.  We have shown tumor growth inhibition with our selected lead compound and other compounds in our lead series in an HCT116 MTAP -/- engineered model.  We have also shown anti-tumor activity, including tumor growth inhibition or tumor regression, with our selected lead compound and other compounds in our lead series in multiple MTAP -/- endogenous models.  We have scaled our lead compound for evaluation in non-GLP toxicology studies in two species to support selection of early development candidate in the second quarter of 2020.  Subject to selection of a development candidate and satisfactory completion of GLP toxicology studies with such development candidate, we anticipate submitting an IND to the FDA for the selected development candidate inhibitor of MAT2A in the fourth quarter of 2020.

Agios Pharmaceuticals presented initial data from its Phase 1 clinical trial evaluating a small molecule MAT2A inhibitor designated as AG270 in patients having tumors with MTAP deletion at the AACR/NCI/EORTC conference in October 2019.  We believe that our MAT2A inhibitor compounds are differentiated from an Agios compound, AGI-25696, which we believe to be representative of a series of Agios compounds including AG270, with distinct properties across multiple parameters, including in vivo activity, physiochemical properties, and off-target toxicity profile, including in particular, no evidence of acute liver injury or increased bilirubin in preclinical studies across multiple compounds in our lead series.

We believe synthetic lethality, as an emerging class of precision medicine targets, represents one of the most exciting, potentially impactful new areas of development in oncology, and we are investing a significant portion of our resources to become a leader in this emerging field.  In addition to our MAT2A program, we continue to progress other synthetic lethality programs in our pipeline, including Pol-theta for patients having tumors with BRCA or other homologous recombination deficiency, or HRD, mutations Werner, or WRN, for patients having tumors with high microsatellite instability, or MSI, and PARG for patients having tumors with BRCA2 mutations, impaired base excision repair, or BER, and potentially other genetic and/or molecular signatures, including replication stress signature.

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

We amended the Evaluation, Option and License Agreement between IDEAYA and Cancer Research Technologies, or CRT, also known as Cancer Research UK, or Cancer Research UK, and the University of Manchester, or University of Manchester, in March 2020 to expand our research collaboration with Cancer Research UK / U Manchester.  The expanded collaborative research will include evaluation of an IDEAYA proprietary small molecule PARG inhibitor in multiple in vitro and in vivo cancer xenograft models. This research will also evaluate replication stress signature as a potential patient selection biomarker.

In the March 2020 amendment to the Evaluation, Option and License Agreement with Cancer Research UK and University of Manchester, the parties reduced the license fee due at exercise of our option, extended the research period for one year from the date of the March 2020 amendment, and also extended the option period, during which IDEAYA has rights to exercise an option to certain license rights, for up to four years, including an initial one year period from the date of this March 2020 amendment, an additional eighteen month extension contingent upon our certification of ongoing research activities, and up to three additional six month extensions contingent upon both our certification of ongoing research activities and payment of certain extension fees, which together with the reduced license fee would equal the original license fee.

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

Our net losses were $42.0 million and $34.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $92.5 million.

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $100.5 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

Components of Operating Results

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees paid to third parties to conduct certain research and development activities on our behalf including fees paid to CMOs and CROs in support of manufacturing and clinical activity for IDE 196, consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net primarily consists of changes in the fair value of our redeemable convertible preferred stock liability and realized gains and losses on the sale of available-for-sale securities.

Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2018 compared to fiscal year 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 24, 2019, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website, https://ir.ideayabio.com/.

Comparison of the Years Ended December 31, 2019 and December 31, 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	Change	% Change
Operating expenses:
Research and development	$34,319	$31,749	$2,570	8%
General and administrative	9,952	4,668	5,284	113%
Loss from operations	$(44,271)	$(36,417)	$(7,854)	22%
Interest income	2,288	1,994	294	15%
Other income (expense), net	8	77	(69)	(90%)
Net loss	$(41,975)	$(34,346)	$(7,629)	22%

Research and Development Expenses

Research and development expenses increased by $2.6 million, or 8%, from the year ended December 31, 2018 to the year ended December 31, 2019. The increase in research and development expenses was primarily due to an increase in fees paid to CROs and CMOs of $4.2 million related primarily to our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors and the advancement of our lead product candidates through preclinical studies; an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, of $3.3 million related to increased average headcount to support our growth; an increase in clinical and research consulting costs of $1.0 million; and an increase in allocated overhead, including rent, equipment, depreciation, information technology costs and utilities of $0.5 million. These increases were partially offset by a decrease in license fees of $6.3 million related to our license agreement with Novartis, which was comprised of a one-time cash payment of $2.5 million and issuance of 263,615 shares of Series B redeemable convertible preferred stock with a fair value of $3.8 million to an affiliate of Novartis in the year ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses increased by $5.3 million, or 113%, from the year ended December 31, 2018 to the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, of $1.8 million related to increased average headcount to support our growth; an increase in professional fees for legal, consulting, accounting, tax and other services as a public company of $1.6 million; an increase in directors’ and officers’ liability insurance premiums of $1.2 million as a public company; an increase in facility related costs related to the amendment to our lease agreement in South San Francisco for additional space, which commenced on June 1, 2018, of $0.3 million; and an increase in fees for software licenses and subscriptions of $0.4 million related to upgrades to our IT infrastructure.

Interest Income

Interest income increased by $0.3 million, or 15%, from the year ended December 31, 2018 to the year ended December 31, 2019, primarily due to an increase in interest income on our cash, cash equivalents and marketable securities balances, which increased during the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of the net proceeds from our IPO in May 2019.

Other Income (Expense), Net

Other income (expense), net decreased by $0.1 million, or 90%, from the year ended December 31, 2018 to the year ended December 31, 2019, primarily due to the change in the fair value of the redeemable convertible preferred stock liability, which was settled during the first quarter of 2018.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

Prior to the completion of our IPO in May 2019, we had funded our operations primarily with an aggregate of $140.1 million in gross cash proceeds from the sale and issuance of redeemable convertible preferred stock and convertible promissory notes.

In May 2019, we sold and issued 5,750,000 shares of common stock, including 750,000 shares as a result of the full exercise of the over-allotment option by the underwriters, at $10.00 per share for gross proceeds of $57.5 million. The aggregate net proceeds from our IPO, inclusive of the full over-allotment option exercise, were approximately $50.2 million after deducting underwriting discounts and commissions and other offering costs. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $100.5 million.

Future Funding Requirements

We have incurred net losses since our inception. For the years ended December 31, 2019 and December 31, 2018, we had net losses of $42.0 million and $34.3 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2019, we had an accumulated deficit of $92.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Adequate additional funding may not be available to us on acceptable terms or at all. See the section of this Annual Report titled “Part I, Item 1A. – Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Years Ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(39,313)	$(27,620)
Investing activities	2,265	(63,179)
Financing activities	50,610	105,378
Net increase in cash, cash equivalents and restricted cash	$13,562	$14,579

Cash Flows from Operating Activities

Net cash used in operating activities was $39.3 million for the year ended December 31, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $42.0 million, adjusted for the net amortization of premiums and discounts on marketable securities of $0.5 million and an increase in prepaid expenses and other assets of $2.0 million mainly due to advance payments for director’s and officers’ liability insurance premiums and fees for CROs, partially offset by depreciation and amortization expense of $1.2 million and stock-based compensation expense of $2.2 million, and an increase in accrued and other liabilities of $2.0 million mainly due to fees to CMOs and CROs in support of manufacturing and clinical activity for IDE196 and personnel-related expenses.

Net cash used in operating activities was $27.6 million for the year ended December 31, 2018. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $34.3 million, adjusted for the net amortization of premiums and discounts on marketable securities of $0.8 million and increase in prepaid expenses and other assets of $0.2 million, partially offset by the issuance of Series B redeemable convertible preferred stock pursuant to the Novartis license agreement of $3.8 million, depreciation and amortization expense of $0.9 million, stock-based compensation expense of $1.0 million, an increase in accrued and other liabilities of $1.7 million primarily due to an increase in accrued research and development and accrued compensation expenses and an increase in accounts payable of $0.3 million mainly due to the timing of payments to our service providers.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.3 million for the year ended December 31, 2019, which consisted primarily of $73.5 million provided by maturities of marketable securities and $18.1 million from sales of marketable securities, partially offset by $88.0 million used to purchase marketable securities and $1.4 million used to purchase property and equipment.

Net cash used in investing activities was $63.2 million for the year ended December 31, 2018, which consisted primarily of $133.3 million used to purchase marketable securities and $1.7 million used to purchase property and equipment, partially offset by $65.8 million provided by maturities of marketable securities and $6.0 million provided by sales of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $50.6 million for the year ended December 31, 2019, which consisted primarily of $50.3 million of net proceeds from our IPO.

Net cash provided by financing activities was $105.4 million for the year ended December 31, 2018, which consisted primarily of $105.4 million of net proceeds from the issuance of Series A and Series B redeemable convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations(1)	$1,564	$3,250	$3,131	$—	$7,945

(1)

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. The lease payments above do not include any related common area maintenance charges or real estate taxes. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space, which we have not taken possession of as of December 31, 2019. The lease payments above do not include the lease payments for the 5,588 square feet of additional space, as the related right-of-use asset and lease liability have not been recognized in the balance sheet as of December 31, 2019.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies and testing, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

In September 2018, we entered into a license agreement with Novartis International Pharmaceuticals Ltd., or Novartis, to develop and commercialize Novartis’ LXS196 (also known as IDE196), a PKC inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. In consideration of license and rights granted under the license agreement, we made a one-time cash payment of $2.5 million to Novartis and issued 263,615 shares of Series B redeemable convertible preferred stock to an affiliate of Novartis. Under the license agreement, we agreed to make contingent development and sales milestone payments of up to $29.0 million and mid to high single digit royalty payments of the net sales of licensed products. Such milestones and royalties are dependent on future activity or product sales and are not provided for in the table above as the timing and amounts, if any, are not estimable.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, refer to Note 2 to the financial statements appearing elsewhere in this prospectus.

Accrued Research and Development

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees including stock options and stock awards. Our determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option pricing model.

The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. We account for forfeitures as they occur.

Prior to January 1, 2019, we accounted for stock options issued to non-employees based on the fair value of the stock options, using the Black-Scholes option pricing model, at the measurement date and is subject to periodic adjustments as the stock options vest and at the end of each reporting period and the resulting change in value, if any, is recognized in our statements of operations and comprehensive loss during the period the related services are rendered.

Upon adoption of ASU 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Non-employee Share–Based Payment Accounting, starting January 1, 2019, we account for stock options issued non-employees based on the fair value of the stock options in the same manner as stock options granted to employees, as described in the preceding paragraphs.

Estimates of the fair value of equity awards as of the grant date using valuation models such as the Black-Scholes option pricing model are affected by assumptions with a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately the amount of stock-based compensation expense recognized. These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the following assumptions can materially affect the estimate of the fair value of stock-based compensation:

•

Expected Term – The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms, and industry peers, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•

Expected Volatility – For all stock options granted to date, the volatility data was estimated based on a study of publicly traded industry peer companies as we did not have sufficient trading history for our common stock. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, we measured historical volatility over a period equivalent to the expected term.

•

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. We currently have no history or expectation of paying cash dividends on our common stock. Accordingly, we have estimated the dividend yield to be zero.

•

Risk-Free Interest Rate – The risk-free interest rate is based on the yield available on U.S. Treasury instruments whose term is similar in duration to the expected term of the respective stock option.

Common Stock Valuations

Prior to our IPO, the estimated fair value of the common stock underlying our stock options and stock awards was determined at each grant date by our board of directors, with assistance from management and external appraisers. All options to purchase shares of our common stock were intended to be exercisable at a price per share not less than the per-share fair value of our common stock underlying those options on the date of grant. The approach to estimate the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price as reported on The NASDAQ Global Select Market.

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities arise due to differences between when assets or liabilities are recognized for tax purposes and when they are recognized for financial reporting purposes. Net operating losses and credit carryforwards are also deferred tax assets. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination that the position meets the more-likely-than-not threshold and is measured at the largest amount of benefit that is likely of being realized upon ultimate settlement.

As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (1) the factors underlying the more-likely-than-not threshold assertion have changed and (2) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of interest expense and other expense, respectively. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Net operating loss carryforwards, or NOLs, and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or IRS, and may become subject to an annual limitation in the event of ownership changes as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (generally, cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points), which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to such an ownership change. Subsequent ownership changes may further affect the limitation in future years. We do not expect any previous ownership changes (as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended) to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized.

As of December 31, 2019 and December 31, 2018, we had unrecognized tax benefits, all of which would affect income tax expense if recognized, before consideration of our valuation allowance. We do not expect that our uncertain tax positions will materially change in the next 12 months.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation through the Tax Cuts and Jobs Act, or Tax Act. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a modified territorial tax system. The corporate tax rate was reduced from 34% to 21% for tax years beginning after December 31, 2017. Changes in tax law are accounted for in the period of enactment. As such, our financial statements as of December 31, 2017 reflect the impact of this Tax Act, which primarily consisted of remeasuring our deferred tax assets, deferred tax liabilities and valuation allowance using the newly enacted U.S. corporate tax rate. This rate change resulted in a $2.3 million reduction in our net deferred tax assets from the prior year with a corresponding offset to the valuation allowance. Under the Tax Act, net operating losses arising after December 31, 2017 do not expire and cannot be carried back. However, the Tax Act limits the amount of net operating losses that can be used annually to 80% of taxable income for net operating losses arising in periods beginning after December 31, 2017. Existing net operating losses arising in years ending on or before December 31, 2017 are not affected by these provisions.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business with vendors and other parties. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have chosen to irrevocably “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our financial statements included elsewhere in this prospectus for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2019, we had cash equivalents and marketable securities of $100.4 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

We completed an implementation of a new enterprise resource planning, or ERP, system during the fourth quarter of 2019. The ERP system replaced or enhanced certain internal financial, operating and other systems that are critical to our business operations. The ERP implementation affected the processes that constitute our internal control over financial reporting. Management has taken steps to ensure that appropriate controls were designed and implemented as the new ERP system was implemented.

With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2019, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the financial statements are omitted as the required information is either inapplicable or presented in the financial statements.

(3) EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this report.

Exhibit Index

(a) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.				X

10.1†	License agreement by and between IDEAYA Biosciences, Inc. and Novartis International Pharmaceutical, Inc. dated as of September 19, 2018.	S-1	4/26/2019	10.1

10.2(a)†	Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 28, 2017.	S-1	4/26/2019	10.2(a)

10.2(b)	Amendment #1 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 24, 2019.	S-1	4/26/2019	10.2(b)

10.2(c)	Amendment #2 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of March 3, 2020.				X

10.3(a)#	2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(d)

10.4#	Employee Stock Purchase Plan.	S-1/A	5/13/2019	10.6

10.5(a)#	2015 Equity Incentive Plan, as amended.	S-1	4/26/2019	10.4(a)

10.5(b)#	Form of Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(b)

10.5(c)#	Form of Early Exercise Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(c)

10.5(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(d)

10.6#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Yujiro Hata.	S-1/A	5/13/2019	10.7(b)

10.7#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Michael Dillon.	S-1/A	5/17/2019	10.8

10.8#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Julie Hambleton.	S-1/A	5/17/2019	10.9

10.9#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Mark Lackner.	S-1/A	5/17/2019	10.11

10.10#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Paul Stone.	S-1/A	5/17/2019	10.12

10.11#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Jason Throne.				X

10.12	Non-Employee Director Compensation Program.	S-1/A	5/17/2019	10.13

10.13	Form of indemnification agreement for directors and officers.	S-1/A	5/13/2019	10.14

10.14	Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated August 26, 2016.	S-1	4/26/2019	10.15

10.13	Letter Agreement Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated January 27, 2017.	S-1	4/26/2019	10.16

10.14	First Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated May 31, 2018.	S-1	4/26/2019	10.17

10.15	Second Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated September 30, 2019.	10-Q	11/13/2019	10.11

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

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

*

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of IDEAYA Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEAYA Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IDEAYA Biosciences, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Jose, California

March 24, 2020

We have served as the Company's auditor since 2017.

IDEAYA Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$34,067	$20,505
Short-term marketable securities	64,889	69,456
Prepaid expenses and other current assets	2,698	706
Total current assets	101,654	90,667
Restricted cash	106	106
Long-term marketable securities	1,526	—
Property and equipment, net	4,642	5,152
Deferred offering costs	—	570
Right-of-use assets	5,057	—
Other non-current assets	16	46
Total assets	$113,001	$96,541
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$709	$1,417
Accrued liabilities	5,023	3,583
Deferred rent	—	299
Lease liabilities	1,145	—
Other current liabilities	63	114
Total current liabilities	6,940	5,413
Deferred rent	—	1,572
Long-term lease liabilities	5,627	—
Other non-current liabilities	34	113
Total liabilities	12,601	7,098
Commitments and contingencies (Note 5)
Series A redeemable convertible preferred stock, $0.0001 par value, no shares authorized as of December 31, 2019 and 59,433,105 shares authorized as of December 31, 2018; no shares issued and outstanding as of December 31, 2019 and 5,794,727 shares issued and outstanding as of December 31, 2018; liquidation value of $0 as of December 31, 2019 and $47,178 as of December 31, 2018	—	40,735
Series B redeemable convertible preferred stock, $0.0001 par value, no shares authorized as of December 31, 2019 and 75,500,000 shares authorized as of December 31, 2018; no shares issued and outstanding as of December 31, 2019 and 7,345,067 shares issued and outstanding as of December 31, 2018; liquidation value of $0 as of December 31, 2019 and $97,520 as of December 31, 2018	—	97,656
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2019 and no shares authorized as of December 31, 2018; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2019 and 170,800,000 shares authorized as of December 31, 2018; 20,339,461 and 1,335,690 shares issued and outstanding as of December 31, 2019 and December 31, 2018	2	—
Additional paid-in capital	192,824	1,599
Accumulated other comprehensive income (loss)	65	(31)
Accumulated deficit	(92,491)	(50,516)
Total stockholders’ equity (deficit)	100,400	(48,948)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$113,001	$96,541

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating expenses
Research and development	$34,319	$31,749	$12,384
General and administrative	9,952	4,668	2,054
Total operating expenses	44,271	36,417	14,438
Loss from operations	(44,271)	(36,417)	(14,438)
Interest income	2,288	1,994	150
Other income (expense), net	8	77	2,426
Net loss	(41,975)	(34,346)	(11,862)
Unrealized gains (losses) on marketable securities	96	(30)	(1)
Comprehensive income (loss)	$(41,879)	$(34,376)	$(11,863)
Net loss per share attributable to common stockholders, basic and diluted	$(3.36)	$(35.92)	$(17.06)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	12,496,957	956,252	695,372

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances as of January 1, 2017	2,257,697	$8,685	1,004,564	$—	$176	$—	$(4,308)	$(4,132)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $14, adjusted for the redeemable convertible preferred stock liability of $135	2,122,219	17,399	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,798	—	—	—	—	—
Early exercised common stock options	—	—	257,054	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	120	—	—	120
Stock-based compensation	—	—	—	—	136	—	—	136
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(11,862)	(11,862)
Balances as of December 31, 2017	4,379,916	$26,084	1,263,416	$—	$432	$(1)	$(16,170)	$(15,739)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $5, adjusted for the redeemable convertible preferred stock liability of $3,137	1,414,811	14,651	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $176	7,081,452	93,844	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	263,615	3,812	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	19,591	—	28	—	—	28
Early exercised common stock options	—	—	70,583	—	—	—	—	—
Repurchase of early exercised shares			(17,900)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	189	—	—	189
Stock-based compensation	—	—	—	—	950	—	—	950
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(34,346)	(34,346)
Balances as of December 31, 2018	13,139,794	$138,391	1,335,690	$—	$1,599	$(31)	$(50,516)	$(48,948)
Conversion of redeemable convertible preferred stock into common stock	(13,139,794)	(138,391)	13,139,794	1	138,390	—	—	138,391
Issuance of common stock upon initial public offering, net of issuance cost	—	—	5,750,000	1	50,246	—	—	50,247
Issuance of common stock upon exercise of stock options	—	—	135,563	—	307	—	—	307
Early exercised common stock options	—	—	2,112	—	—			—
Repurchase of early exercised shares	—	—	(23,698)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	114	—	—	114
Stock-based compensation	—	—	—	—	2,168	—	—	2,168
Other comprehensive income	—	—	—	—	—	96	—	96
Net loss	—	—	—	—	—	—	(41,975)	(41,975)
Balances as of December 31, 3019	—	$—	20,339,461	$2	$192,824	$65	$(92,491)	$100,400

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(41,975)	$(34,346)	$(11,862)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,245	886	391
Net amortization (accretion) of premiums (discounts) on marketable securities	(473)	(808)	(27)
Stock-based compensation	2,168	950	136
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	—	3,812	—
Change in fair value of redeemable convertible preferred stock liability	—	(70)	(2,426)
Landlord contributions for leasehold improvements	—	367	—
Loss (gain) on sale of property and equipment	14	(54)	—
Gain on sale of marketable securities	(8)	(11)	—
Changes in assets and liabilities
Prepaid expenses and other assets	(1,963)	(243)	331
Right-of-use assets	1,093	—	—
Accounts payable	(195)	322	254
Accrued and other liabilities	2,030	1,672	1,015
Deferred rent	—	(97)	(36)
Lease liabilities	(1,249)	—	—
Net cash used in operating activities	(39,313)	(27,620)	(12,224)
Cash flows from investing activities
Purchases of property and equipment, net	(1,353)	(1,708)	(1,757)
Purchases of marketable securities	(88,004)	(133,301)	(13,470)
Maturities of marketable securities	73,528	65,830	6,300
Sales of marketable securities	18,094	6,000	—
Net cash provided by (used in) investing activities	2,265	(63,179)	(8,927)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	105,358	17,264
Proceeds from issuance of common stock in initial public offering, net of issuance costs	50,321	—	—
Proceeds from exercise of common stock options	289	91	226
Payments of deferred offering costs	—	(71)	—
Net cash provided by financing activities	50,610	105,378	17,490
Net increase (decrease) in cash, cash equivalents and restricted cash	13,562	14,579	(3,661)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	20,611	6,032	9,693
Cash, cash equivalents and restricted cash, at end of period	$34,173	$20,611	$6,032
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$34,067	$20,505	$5,961
Restricted cash	$106	$106	$71
Cash, cash equivalents and restricted cash	$34,173	$20,611	$6,032
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1	$—
Cash paid for interest	$91	$99	$19
Supplemental non-cash investing and financing activities:
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	$—	$3,812	$—
Leasehold improvements acquired through tenant improvement allowance	$—	$—	$1,637
Unpaid deferred offering costs	$—	$499	—
Vesting of early exercised options and restricted stock	$114	$189	$120
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$604	$70
Extinguishment of redeemable convertible preferred stock liability	$—	$3,137	$135
Conversion of redeemable convertible preferred stock into common stock	$138,391	$—	$—

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Notes to Financial Statements

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

Initial Public Offering

On May 22, 2019, the Company’s registration statement on Form S-1 (File No. 333-231081) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on May 28, 2019 at which time the Company issued 5,750,000 shares of its common stock at a price of $10.00 per share, which included shares issued upon the underwriters’ exercise of their overallotment option to purchase 750,000 additional shares. In addition, upon closing the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 13,139,794 shares of common stock. The Company received an aggregate of $50.2 million in cash, net of underwriting discounts and commissions of $4.0 million, and after deducting offering costs of $3.3 million.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $92.5 million as of December 31, 2019. The Company has historically financed its operations primarily through the sale of redeemable convertible preferred stock, common stock and convertible notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2019, the Company had cash, cash equivalents and marketable securities of $100.5 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include useful lives of property and equipment, determination of the discount rate for operating leases, accruals for research and development activities, stock-based compensation, income taxes, and prior to the IPO, the valuation of the redeemable convertible preferred stock liability. Actual results could differ from those estimates.

Segments

The Company operates and manages its business as one operating and reportable segment, which is the business of research and development for oncology-focused precision medicine. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company's long-lived assets are located in the United States.

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company base on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The extent of the impact of the coronavirus outbreak on the Company’s business will depend on certain developments, including the duration and spread of the outbreak and the extent and severity of the impact on the Company’s clinical trial activities and suppliers, all of which are uncertain and cannot be predicted. At this point, the extent to which the coronavirus outbreak may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company’s investment policy addresses credit ratings, diversification, and maturity dates. The Company invests its cash equivalents and marketable securities in money market funds, U.S. government securities, commercial paper, corporate bonds, and asset-backed securities. The Company limits its credit risk associated with cash equivalents and marketable securities by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments and, by policy, limits the amount of credit exposure with any one commercial issuer. The Company has not experienced any credit losses on its deposits of cash, cash equivalents or marketable securities.

Deferred Initial Public Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized and recorded on the balance sheet. As of December 31, 2018, $0.6 million of deferred offering costs were recorded on the balance sheet. During the year ended December 31, 2019, an additional $2.7 million in deferred offering costs were incurred. In connection with the IPO, all deferred offering costs reduced the gross proceeds from the IPO and were recorded within additional paid-in capital on the accompanying balance sheet as of December 31, 2019.

Cash and Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2019 and December 31, 2018 consisted of cash balances held as security in connection with the Company’s facility lease agreement in South San Francisco, California. The balances are classified as long-term assets on the Company’s balance sheet.

Marketable Securities

Marketable securities are investments in marketable securities with maturities greater than three months at the time of purchase. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. The Company classifies highly liquid securities with maturities beyond 12 months as long-term marketable securities in the balance sheet. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of December 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The carrying amounts of the Company’s certain financial instruments, including cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities and market interest rates if applicable. The carrying amount of the redeemable convertible preferred stock liability represents its fair value. Refer to Note 3 for details on the fair value of marketable securities.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally between three and five years. Leasehold improvements are stated at cost and amortized over the shorter of the useful lives of the assets or the lease term. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2019 and December 31, 2018.

Leases

The Company leases its facilities and meets the requirements to account for these leases as operating leases. For the year ended December 31, 2018, for facility leases that contain rent escalations or rent concession provisions, the Company records its lease expense during the lease term on a straight-line basis over the term of the lease. As of December 31, 2018, the Company recorded the difference between the rent paid and the straight-line rent as a deferred rent liability. As of December 31, 2018, leasehold improvements funded by landlord incentives or allowances were recorded as leasehold improvement assets and a corresponding deferred rent liability. The leasehold improvement asset is amortized over the lesser of the term of the lease or life of the asset. For the year ended December 31, 2018, the deferred rent liability is amortized on a straight-line basis as a reduction to rent expense over the term of the lease agreement.

Upon adoption of ASC 842, Leases, as described below under Recently Adopted Accounting Pronouncements, on January 1, 2019, the Company determines if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, lease liabilities, and long-term lease liabilities on the Company’s balance sheet.

ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and nonlease components.

Redeemable Convertible Preferred Stock

The Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the convertible preferred stock would become redeemable at the option of the holders of at least a majority of the then outstanding such shares. The Company did not adjust the carrying values of the redeemable convertible preferred stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock was not probable of occurring. Subsequent adjustments to the carrying values to the liquidation preferences would have been made only when it became probable that such a deemed liquidation event would occur.

Redeemable Convertible Preferred Stock Liability

The obligation to issue additional shares of Series A redeemable convertible preferred stock at future dates pursuant to a preferred stock purchase agreement was determined to be a freestanding instrument that should be accounted for as a liability. At initial recognition, the Company recorded the redeemable convertible preferred stock liability on the balance sheet at its fair value. The liability was subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss until it was extinguished upon issuance of Series A redeemable convertible preferred stock in January 2018.

Research and Development Expenses

Research and development expenses consist of compensation costs, employee benefit costs, costs for contract manufacturing organizations (“CMOs”), costs for contract research organizations (“CROs”), costs for sponsored research, consulting costs, costs for laboratory supplies, costs for product licenses, facility-related expenses and depreciation. All research and development costs are charged to research and development expenses within the statements of operations and comprehensive loss as incurred. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are also expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Accrued Research and Development

The Company has entered into various agreements with CMOs and CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. The Company accounts for stock-based compensation arrangements with employees using a fair value method which requires the recognition of compensation expense related to all stock-based awards. The fair value method requires the Company to estimate the fair value of stock option awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted, which is expensed on a straight-line basis over the vesting period. Generally, the stock options the Company has granted to its employees have a 10 year term and vest over a 4-year period with 1-year cliff vesting.

For the years ended December 31, 2018 and December 31, 2017, the Company accounted for stock options issued to non-employees based on the estimated fair value of the awards using the Black-Scholes option pricing model in accordance with ASC 505-50, Equity-Based Payment to Non-employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. Stock options granted to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as such options vest and at the end of each reporting period, and the resulting change in value, if any, is recognized in the Company’s statements of operations and comprehensive loss during the period the related services are rendered.

Upon adoption of ASU 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Non-employee Share–Based Payment Accounting, as described below under Recently Adopted Accounting Pronouncements, starting January 1, 2019, the Company accounts for stock options issued to non-employees in accordance with ASC 718, Stock Compensation. The fair value method requires the Company to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted, which is expensed on a straight-line basis over the vesting period.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are currently in effect unless such rate is expected to be different when the deferred item reverses. Valuation allowances are established where necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are classified as noncurrent on the balance sheet.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in interest expense and other expense, respectively.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from and distributions to stockholders.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, stock options and restricted stock that is subject to repurchase at the original purchase price are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The FASB subsequently issued supplemental guidance to ASC 326 within ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2019-10 extended the effectiveness of Topic 326 for smaller reporting companies until fiscal years beginning after December 31, 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of these ASUs will have on its financial statements and related disclosures, and the adoption timing of these ASUs.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying existing guidance. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements and related disclosures.

3. Fair Value Measurement

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The Company’s Level 3 liabilities consist of the redeemable convertible preferred stock liability. The determination of the fair value of the redeemable convertible preferred stock liability is discussed in Note 8.

As of December 31, 2019, financial assets and liabilities measured and recognized at fair value are as follows (in thousands):

		December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$24,973	$32	$—	$25,005
Corporate bonds	Level 2	39,185	37	(4)	39,218
Commercial paper	Level 2	2,192	—	—	2,192
Marketable securities		66,350	69	(4)	66,415
Money market funds(1)	Level 1	34,008	—	—	34,008
Total fair value of assets		$100,358	$69	$(4)	$100,423

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2018, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2018
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$9,983	$—	$(1)	$9,982
Corporate bonds	Level 2	18,820	—	(19)	18,801
Commercial paper	Level 2	29,699	—	—	29,699
Asset-backed securities	Level 2	10,984	—	(10)	10,974
Marketable securities		69,486	—	(30)	69,456
Money market funds(1)	Level 1	20,419	—	—	20,419
Total fair value of assets		$89,905	$—	$(30)	$89,875

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2019, marketable securities had a remaining maturity of twenty months or less. As of December 31, 2018, marketable securities had a remaining maturity of twelve months or less. There were no financial liabilities measured and recognized at fair value as of December 31, 2019 and December 31, 2018.

The following tables set forth the changes in the fair value of Level 3 financial liabilities (in thousands):

Redeemable
Convertible
Preferred Stock
Liability
Fair value as of January 1, 2018	$3,207
Issuance of redeemable convertible preferred stock	(3,137)
Change in fair value included in other income (expense), net	(70)
Fair value as of December 31, 2018	$—

The Company used the Black-Scholes option pricing model (“OPM”) to estimate the fair value of the redeemable convertible preferred stock liability (see Note 8).

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	As of December 31,
	(In Years)	2019	2018
Laboratory equipment	5	$4,034	$3,335
Computer equipment	3	117	117
Software	3	118	109
Leasehold improvements	Shorter of useful life or lease term	2,581	2,570
Furniture and fixtures	5	308	304
Total property and equipment		7,158	6,435
Less: Accumulated depreciation and amortization		(2,516)	(1,283)
Property and equipment, net		$4,642	$5,152

Depreciation and amortization expense was $1.2 million, $0.9 million and $0.4 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Accrued salaries and benefits	$1,733	$1,279
Accrued research and development expenses	2,787	1,095
Legal and professional fees	457	999
Other	46	210
Accrued liabilities	$5,023	$3,583

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

On September 30, 2019, the Company and the landlord of the laboratory and office facilities in San Diego agreed to terminate the lease. No penalty was incurred as a result of the termination. Accordingly, the Company derecognized the remaining balances of the ROU asset and lease liability.

As part of the lease agreement for the laboratory and office facilities in South San Francisco, the Company was provided a tenant improvement allowance of $1.6 million. In May 2018, the Company entered into an amendment to the lease agreement to expand the size of the laboratory and office facilities leased in South San Francisco, California by adding additional space to the lease commencing June 1, 2018. As part of the amendment, the landlord provided an additional tenant improvement allowance of $0.4 million. The Company was amortizing the tenant improvement allowances over the term of the lease agreement through December 31, 2018.

Rent expense was $1.4 million and $0.8 million for the years ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, $1.9 million of deferred rent representing future minimum rental payments for leases with scheduled rent escalations and tenant improvement allowances was included in current and long-term liabilities.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

As of December 31, 2018:	Operating Leases
2019	$1,711
2020	1,611
2021	1,604
2022	1,646
2023	1,690
Thereafter	1,441
Total lease payments	$9,703

The maturities of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

As of December 31, 2019	Operating Leases
2020	$1,564
2021	1,604
2022	1,646
2023	1,690
2024	1,441
Total lease payments	7,945
Less: Interest	(1,173)
Present value of lease liabilities	$6,772
Amounts recognized on the balance sheet
Current lease liabilities	$1,145
Long-term lease liabilities	5,627
Total lease liabilities	$6,772

Operating lease cost was $1.5 million for the year ended December 31, 2019.

As of December 31, 2019, the ROU assets of $5.1 million are included in non-current assets on the balance sheet, and lease liabilities of $6.8 million are included in current liabilities and non-current liabilities on the balance sheet.

As of December 31, 2019, the remaining term for the operating lease in South San Francisco, California is 4.6 years, and the discount rate used to measure the lease liability for such operating lease upon recognition is 7.0%. The Company has one right to extend the lease term of the operating leases in South San Francisco for two years by giving the landlord written notice. The remaining term does not include additional two years, as the Company assessed at commencement date that it was not reasonably certain to extend the lease term.

During the year ended December 31, 2019, cash paid for amounts included in operating lease liabilities of $1.7 million is included in cash flows from operating activities on the statement of cash flows.

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2019, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material.

6. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State income taxes	7.0%	6.9%	6.9%
Change in valuation allowance	(31.4%)	(29.4%)	(29.2%)
Research tax credits	3.6%	2.7%	2.9%
Other permanent differences	(0.4%)	(1.3%)	(2.1%)
Change in fair value of redeemable convertible preferred stock liability	0.2%	0.1%	7.0%
Remeasurement of deferred tax due to tax law change	—%	—%	(19.5%)
Provision for income taxes	0.0%	0.0%	0.0%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation through the Tax Act. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a territorial tax system. The corporate tax rate was reduced from 34% to 21% for tax years beginning after December 31, 2017. Changes in tax law are accounted for in the period of enactment. As such, the Company’s financial statements as of December 31, 2017 reflect the impact of the Tax Act, which primarily consisted of remeasuring the Company’s deferred tax assets, deferred tax liabilities and valuation allowance using the newly enacted U.S. corporate tax rate. This rate change resulted in a $2.3 million reduction in the Company’s net deferred tax assets from the prior year with a corresponding offset to the valuation allowance. Under the Tax Act, net operating losses arising after December 31, 2017 do not expire and cannot be carried back. However, the Tax Act limits the amount of net operating losses that can be used annually to 80% of taxable income for net operating losses arising in periods beginning after December 31, 2017. Existing net operating losses arising in years ending on or before December 31, 2017 are not affected by these provisions.

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$23,947	$12,633
Research and development credit carryforwards	2,995	1,458
Lease liability	1,895	—
Intangible assets	1,809	1,913
Accruals and reserves	436	1,048
Stock-based compensation	407	—
Gross deferred tax assets	31,489	17,052
Less: Valuation allowance	(29,462)	(16,289)
Deferred tax assets, net of valuation allowance	2,027	763
Deferred tax liabilities:
Right-of-use assets	(1,415)	—
Property and equipment	(612)	(724)
Stock-based compensation	—	(39)
Net deferred tax assets	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

As of December 31, 2019, the Company had net operating loss carryforwards of $85.7 million available to reduce future taxable income, if any, for federal income tax purposes. As of December 31, 2019, the Company had net operating loss carryforwards of $84.6 million available to reduce future taxable income, if any, for California state income tax purposes. If not utilized, the federal carryforwards of $18.9 million and state carryforwards of $84.6 million will begin to expire in 2036. The federal net operating loss carryforwards of $66.8 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $1.9 million and $2.2 million, respectively, as of December 31, 2019. The federal credits will expire starting in 2036 if not utilized and the state research credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company.  The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company does not expect any previous ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. The Company performed a Section 382 analysis through December 31, 2018. As a result, the Company reduced its deferred tax assets and related valuation allowance to take into account net operating losses and research and development credits that would expire unused. The Company does not expect any ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, during the year ended December 31, 2019 to result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized.  Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, the Company accrued no penalties or interest during the years ended December 31, 2019, December 31, 2018 and December 31, 2017. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months.

The Company had $0.7 million and $0.4 million of unrecognized tax benefits as of December 31, 2019 and December 31, 2018, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands).

Balance as of January 1, 2018	$174
Increase related to prior year tax positions	12
Increase related to current year tax positions	213
Balance as of December 31, 2018	$399
Increase related to prior year tax positions	59
Increase related to current year tax positions	288
Balance as of December 31, 2019	$746

The Company files income tax returns in the U.S. federal jurisdiction and in California. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and California state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.

7. Redeemable Convertible Preferred Stock

In March 2016, the Company issued 1,630,910 shares of Series A redeemable convertible preferred stock at $8.1415 per share for gross proceeds of $13.3 million, and the Company issued 626,787 shares of Series A redeemable convertible preferred stock to convert a $4.1 million balance in convertible promissory notes at $6.5132 per share.

In February 2017, the Company issued an additional 2,122,219 shares of Series A redeemable convertible preferred stock at $8.1415 per share for gross proceeds of $17.3 million.

In January 2018, the Company issued 1,414,811 shares of Series A redeemable convertible preferred stock at $8.1415 per share for gross proceeds of $11.5 million.

In January 2018, the Company issued 6,328,265 shares of a newly authorized series of preferred stock, Series B redeemable convertible preferred stock, at $13.2769 per share for gross proceeds of $84.0 million. Subsequently, in March 2018, the Company issued additional 753,187 shares of Series B redeemable convertible preferred stock at $13.2769 per share for gross proceeds of $10.0 million.

In September 2018, the Company issued 263,615 shares of Series B redeemable convertible preferred stock with a total fair value of $3.8 million to an affiliate of Novartis in connection with the license agreement with Novartis (see note 13).

As of December 31, 2019 and December 31, 2018, the Company’s certificate of incorporation authorized the Company to issue zero and 134,933,105 shares of redeemable convertible preferred stock, respectively, at a par value of $0.0001 per share.

Issued and outstanding redeemable convertible preferred stock and its principal terms as of December 31, 2018 were as follows (in thousands, except share and per share amounts):

	Redeemable Convertible Preferred Stock		Liquidation	Carrying	Original Issue Price
	Authorized	Outstanding	Value	Value	Per Share
Series A redeemable convertible preferred stock	59,433,105	5,794,727	$47,178	$40,735	$8.1415
Series B redeemable convertible preferred stock	75,500,000	7,345,067	97,520	97,656	$13.2769
	134,933,105	13,139,794	$144,698	$138,391

Following the closing of the IPO in May, all outstanding shares of the redeemable convertible preferred stock converted into 13,139,794 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2019.

The holders of the redeemable convertible preferred stock had various rights and preferences as follows:

Voting Rights

The holders of redeemable convertible preferred stock were entitled to vote on all matters on which the common stockholders were entitled to vote. Each holder of redeemable convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which the shares of redeemable convertible preferred stock held by such holder could be converted as of the record date. Holders of redeemable convertible preferred stock and common stock generally voted as a single class.

Dividends

The holders of redeemable convertible preferred stock were entitled to receive annual dividends when, as and if declared by the Company’s Board of Directors, prior to any preference to the common stock, at a rate of $0.6513 and $1.0626 per share on each outstanding share of Series A redeemable convertible preferred stock and Series B redeemable convertible preferred stock, respectively. All dividends to holders of preferred stock would have been paid on a pari passu basis. Dividends were noncumulative, and none were declared as of December 31, 2018.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, a merger, acquisition or consolidation of the Company, any transaction or series of transactions in which more than 50% of the voting power of the Company had been transferred, or a sale, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, of all or substantially all of the assets of the Company, the holders of redeemable convertible preferred stock would have been entitled to receive prior to and in preference to any distribution to holders of common stock, an amount equal to the original issue price, adjusted for any stock splits, stock dividends, recapitalizations, reclassifications, combinations or similar transactions (“anti-dilution adjustments”), plus all declared and unpaid dividends on such shares. The remaining assets, if any, would have been distributed to the holders of redeemable convertible preferred stock and holders of common stock on a pro rata basis until the holders of redeemable convertible preferred stock would have received up to three times their liquidation preference. Should the Company’s legally available assets have been insufficient to satisfy the liquidation preferences, the funds would have been distributed with equal priority and pro rata among the holders of redeemable convertible preferred stock in proportion to the preferential amount each holder was otherwise entitled to receive.

Notwithstanding the above, for purposes of determining the amount each holder of shares of redeemable convertible preferred stock was entitled to receive with respect to a liquidation event, each such holder of shares of a series of redeemable convertible preferred stock would be deemed to have converted such holder’s shares of such series into shares of common stock immediately prior to the liquidation event if, as a result of an actual conversion, such holder would receive, in the aggregate, an amount greater than the amount that would be distributed to such holder if such holder did not convert such series of redeemable convertible preferred stock into shares of common stock. If any such holder would be deemed to have converted shares of redeemable convertible preferred stock into common stock pursuant to this paragraph, then such holder would be entitled to receive any distribution that would otherwise be made to holders of redeemable convertible preferred stock that had not converted into shares of common stock.

Conversion

Each share of redeemable convertible preferred stock was convertible, at the option of the holder, into the number of fully-paid and non-assessable shares of common stock that resulted from dividing the applicable original issue price per share by the applicable conversion price per share at the time of conversion, as adjusted for any anti-dilution adjustments. If, after the issuance date of the redeemable convertible preferred stock, the Company issued or sold, or was deemed to have sold, additional shares of common stock at a price lower than the original issuance price, except for certain exceptions allowed, the conversion price of the redeemable convertible preferred stock would have been adjusted. As of December 31, 2018, the Company’s redeemable convertible preferred stock was convertible into the Company’s shares of common stock on a one-for-one basis.

Each share of redeemable convertible preferred stock was convertible into common stock automatically immediately upon (i) the Company’s receipt of a written request for such conversion from the holders of 65% of the then outstanding shares of redeemable convertible preferred stock on an as-converted to common stock basis, or (ii) the consummation of an underwritten public offering of common stock pursuant to the Securities Act of 1933, in which the aggregate gross proceeds to the Company were not less than $50.0 million (before deductions of underwriters discounts and commissions) (“Qualified IPO”).

Balance Sheet Classification

The redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, it would have become redeemable upon the occurrence of certain deemed liquidation events that were considered not solely within the Company’s control. Accordingly, the redeemable convertible preferred stock was presented in the mezzanine section of the balance sheet.

8. Redeemable Convertible Preferred Stock Liability

In March 2016, the Company executed a Series A Preferred Stock Purchase Agreement to sell shares of Series A redeemable convertible preferred stock. The Series A redeemable convertible preferred stock issuance was structured in three tranches: (i) $17.4 million for 2,257,697 shares (the “First Tranche”), including 626,787 shares of Series A redeemable convertible preferred stock to convert a $4.1 million balance in convertible promissory notes at $6.5132 per share, (ii) $17.3 million for 2,122,219 shares on milestone achievement (the “Second Tranche Option”) and (iii) $11.5 million or 1,414,811 shares on milestone achievement (the “Third Tranche Option”). In March 2016, the Company recognized a redeemable convertible preferred stock liability as investors received the right to purchase from the Company, on the same terms, additional shares of Series A redeemable convertible preferred stock, in future tranches on achievement of milestones. As the Series A investors hold a majority of the board seats, the decision to complete the Second Tranche and Third Tranche Options was deemed to be outside of the control of the Company. The redeemable convertible preferred stock liability was valued using an option pricing model (“OPM”), which resulted in an initial fair value of $4.8 million and $4.8 million for the Company’s obligation to sell the redeemable convertible preferred stock related to the Second and Third Tranche Options, respectively. On December 31, 2016, the redeemable convertible preferred stock liability was revalued to $2.2 million and $3.5 million for the Second and Third Tranche Options, respectively.

On February 15, 2017, the Company issued an additional 2,122,219 shares of Series A redeemable convertible preferred stock at $8.1415 per share thereby extinguishing the redeemable convertible preferred stock liability for the Second Tranche Option. Immediately prior to the closing of the Second Tranche, the Company remeasured the redeemable convertible preferred stock liability to its then fair value and recorded a gain of $2.1 million in other income (expense), net. Upon extinguishment of the redeemable convertible preferred stock liability for the Second Tranche Option, its fair value of $0.1 million was reclassified to redeemable convertible preferred stock on the balance sheet. As of December 31, 2017, the Company remeasured the redeemable convertible preferred stock liability for the Third Tranche Option to its fair value and recorded a gain of $0.3 million in other income (expense), net. As of December 31, 2017, the Company had a redeemable convertible preferred stock liability of $3.2 million on its balance sheet for the Third Tranche Option representing its fair value.

On January 22, 2018, the Company issued 1,414,811 shares of Series A redeemable convertible preferred stock at $8.1415 per share for gross proceeds of $11.5 million, thereby extinguishing the Third Tranche Option redeemable convertible preferred stock liability. Immediately prior to the closing of the Third Tranche, the Company remeasured the redeemable convertible preferred stock liability to its then fair value and recorded a gain of $0.1 million in other income (expense), net. Upon extinguishment of the redeemable convertible preferred stock liability for the Third Tranche Option, its fair value of $3.1 million was reclassified to redeemable convertible preferred stock on the balance sheet.

The redeemable convertible preferred stock liability for the Third Tranche Option was valued using the following assumptions under the OPM:

January 22, 2018
Stock price	1.01
Expected term (years)	—
Expected volatility	0%
Risk-free interest rate	0.00%
Dividend yield	0%

9. Common Stock

As of December 31, 2019 and December 31, 2018, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 and 170,800,000 shares of common stock, respectively, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the preferred stockholders. As of December 31, 2019, no dividends have been declared to date.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	As of December 31,
	2019	2018
Conversion of Series A redeemable convertible preferred stock	—	5,794,727
Conversion of Series B redeemable convertible preferred stock	—	7,345,067
Exercise of outstanding options under the 2015 and 2019 Plans	1,962,332	1,598,864
Issuance of common stock options under the 2015 Plan	—	535,691
Issuance of common stock options under the 2019 Plan	1,036,746	—
Issuance of common stock options under the Employee Stock Purchase Plan	195,000	—
Total	3,194,078	15,274,349

10. Stock Option Plan

2019 Incentive Award Plan

The Company’s board of directors adopted and the Company’s stockholders approved, effective on the day immediately prior to the effectiveness of the registration statement on Form S-1, the 2019 Incentive Award Plan (the “2019 Plan”), under which the Company may grant cash and equity-based incentive awards to the Company’s employees, consultants and directors. Following the effectiveness of the 2019 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that are forfeited or lapse unexercised and which following the effective date of the 2019 Plan are not issued under the 2015 Plan will be available for issuance under the 2019 Plan.

Options granted under the 2019 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants.

The exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO granted to an employee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of the Company (a “10% stockholder”) shall be no less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted under the 2019 Plan have a term of 10 years (or five years if granted to a 10% stockholder) and generally vest over a 4-year period with 1-year cliff vesting.

2015 Equity Incentive Plan

In 2015, the Company established its 2015 Plan which provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2015 Plan may be either ISOs or NSOs.

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved, effective on the day immediately prior to the effectiveness of the registration statement on Form S-1, the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions (at the rate of 1-15% of eligible compensation), over a six-month offering period, pursuant to the ESPP the offering period is determined by the Company in its discretion but may not exceed 27 months, at a price equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the relevant offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020. For the year ended December 31, 2019, the Company recorded less than $0.1 million of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$956	$410	$80
General and administrative	1,212	540	56
Total stock-based compensation expense	$2,168	$950	$136

Stock Options

Activity under the Company’s stock option plan is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2019	535,691	1,598,864	$4.13	9.22
Additional shares authorized	978,500	—
Options granted	(667,067)	667,067	$9.66
Options exercised	—	(137,675)	$2.24
Options repurchased	23,698	—	$0.86
Options canceled	165,924	(165,924)	$5.41
Balance, December 31, 2019	1,036,746	1,962,332	$6.03	8.63
Exercisable as of December 31, 2019		580,036	$4.28	8.21
Vested and expected to vest as of December 31, 2019		1,962,332	$6.03	8.63

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and December 31, 2018 was $6.73 and $3.28 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2019 and December 31, 2018 was $0.8 million and $0.1 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of December 31, 2019, the total unrecognized stock-based compensation expense for stock options was $5.9 million, which is expected to be recognized over a weighted-average period of 2.81 years.

The total fair value of options vested for the years ended December 31, 2019 and December 31, 2018 was $2.0 million and $0.3 million, respectively.

Early Exercise of Stock Options

The terms of the 2015 Plan permit the exercise of options granted under the 2015 Plan prior to vesting, subject to required approvals. The shares so acquired prior to vesting are subject to a lapsing repurchase right in favor of the Company, exercisable upon a termination of the holder’s service with the Company prior to full vesting at the original purchase price of such shares. The proceeds are initially recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the years ended December 31, 2019 and December 31, 2018, the Company repurchased 23,698 and 17,900 shares of common stock, respectively. As of December 31, 2019 and December 31, 2018, shares that were subject to repurchase were 84,964 and 237,853, respectively. The aggregate exercise price of early exercised shares as of December 31, 2019 and December 31, 2018 was $0.1 million and $0.2 million, respectively, which were recorded in other current liabilities and other non-current liabilities.

Stock-Based Compensation Associated with Awards to Employees

During the years ended December 31, 2019 and December 31, 2018, the Company granted stock options to employees to purchase 667,067 and 1,417,674 shares of common stock, respectively.

The fair values of options were calculated using the assumptions set forth below:

	Year Ended December 31,
	2019	2018	2017
Expected term	5.4 - 6.1 years	5.8 - 6.1 years	5.9 - 6.1 years
Expected volatility	77.2% - 85.5%	80.3% - 82.3%	79.4% - 92.8%
Risk-free interest rate	1.4% - 2.5%	2.6% - 3.1%	1.9% - 2.3%
Dividend yield	0%	0%	0%

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

Fair Value of Common Stock

Prior to the IPO, the fair value of the Company’s common stock was determined by the board of directors with assistance from management and, in part, on input from an independent third-party valuation firm. The board of directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price on the date of grant on the NASDSQ Global Select Market.

Stock-Based Compensation Associated with Awards to Non-employees

During the years ended December 31, 2019 and December 31, 2018, the Company granted stock options to non-employees to purchase zero and 7,800 shares of common stock, respectively. Stock-based compensation expense related to options granted to non-employees was not material.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares of Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Unvested, December 31, 2018	19,492	$0.63
Vested	(4,867)	$0.05
Unvested, December 31, 2019	14,625	$0.82

During the years ended December 31, 2015 and 2016, the Company issued 346,579 shares of restricted stock to its founders under founder stock purchase agreements. Under the terms of these agreements, the restricted stock vests either over the requisite service periods, or the achievement of pre-defined business development milestones. Holders of restricted stock have voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by employees at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the years ended December 31, 2019 and December 31, 2018, was $0.1 million and less than $0.1 million, respectively. As of December 31, 2019 and December 31, 2018, 14,625 and 19,492 shares of restricted stock, respectively, were outstanding and  subject to a right of repurchase, with an aggregate purchase price of less than $0.1 million, which is recorded in other current liabilities and other non-current liabilities on the balance sheets.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(41,975)	$(34,346)	$(11,862)
Denominator:
Weighted-average shares outstanding	12,669,367	1,338,776	1,181,179
Less: weighted-average shares of restricted stock that are subject to repurchase	(172,410)	(382,524)	(485,807)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	12,496,957	956,252	695,372
Net loss per share attributable to common stockholders, basic and diluted	$(3.36)	$(35.92)	$(17.06)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2019	2018	2018
Redeemable convertible preferred stock	—	13,139,794	4,379,916
Options to purchase common stock	1,962,332	1,598,864	388,966
Restricted stock	14,625	19,492	65,510
Restricted stock acquired upon early exercise of stock options	84,964	237,853	397,993
Total	2,061,921	14,996,003	5,232,385

As of December 31, 2019, the Company has contributions from plan participant of less than $0.1 million under the ESPP, which if converted, would be equivalent to 4,378 shares based on 85% of the stock price at the beginning of the offering period.

12. 401(k) Retirement Savings Plan

In 2016, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. Under the agreement, employees may elect to contribute up to 90% of their eligible compensation to a 401(k) plan, subject to certain limitations. The Company is responsible for administrative costs of the 401(k) plan. The Company may, at its discretion, make matching or profit-sharing contributions to the 401(k) plan. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company made matching contributions of $0.2 million, $0.1 million and less than $0.1 million, respectively.

13. License Agreements

Novartis International Pharmaceuticals Ltd. (“Novartis”)

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. In consideration of license and rights granted under the license agreement, the Company made a one-time cash payment of $2.5 million to Novartis and issued 263,615 shares of Series B redeemable convertible preferred stock with a fair value of $3.8 million to an affiliate of Novartis, which were recorded within research and development expenses on the Company’s statements of operations and comprehensive loss, as the products have not reached technological feasibility and do not have alternative future use. Under the license agreement, the Company is liable to make contingent development and sales milestone payments of up to $29.0 million and mid to high single digit royalty payments of the net sales of licensed products.

14. Related Party Transactions

The Company incurred $1.3 million and $0.3 million of research and development expenses during the years ended December 31, 2018 and December 31, 2017, respectively, in relation to agreements for pharmaceutical research, development and manufacturing activities with entities affiliated with a former director of the Company, Edward Hu. As of December 31, 2018, $0.2 million is included in accounts payable in the Company’s balance sheets. Mr. Hu resigned from the Company’s board of directors in January 2019.

15. Supplementary Financial Data (Unaudited)

The following table presents the supplementary quarterly financial data for the years ended December 31, 2019 and December 31, 2018.

	Three Months Ended
	March 31	June 30	September 30(1)		December 31
2019
Total operating expenses	$10,094	$11,235	$11,623	(1)	$11,319
Net loss	$(9,569)	$(10,656)	$(10,969)		$(10,781)
Net loss attributable to common stockholders	$(9,569)	$(10,656)	$(10,969)		$(10,781)
Net loss per share attributable to common stockholders, basic and diluted	$(8.69)	$(1.30)	$(0.54)		$(0.53)
2018
Total operating expenses	$6,087	$7,571	$13,626		$9,133
Net loss	$(5,737)	$(6,995)	$(13,052)		$(8,562)
Net loss attributable to common stockholders	$(5,737)	$(6,995)	$(13,052)		$(8,562)
Net loss per share attributable to common stockholders, basic and diluted	$(6.91)	$(7.47)	$(13.06)		$(8.11)

(1)	Results for the quarter ended September 30, 2018 included a $6.3 million expense related to the Novartis license fee (as further described in Note 13 to the financial statements).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California on March 24, 2020.

IDEAYA Biosciences, Inc.

By:	/s/ Yujiro Hata
Yujiro Hata President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Yujiro Hata and Paul Stone, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yujiro Hata	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2020
Yujiro Hata

/s/ Paul Stone, J.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2020
Paul Stone, J.D.

/s/ John Diekman, Ph.D.	Chairman of the Board of Directors	March 24, 2020
John Diekman, Ph.D.

/s/ Scott Morrison	Director	March 24, 2020
Scott Morrison

/s/ Terry Rosen, Ph.D.	Director	March 24, 2020
Terry Rosen, Ph.D.

/s/ Thilo Schroeder, Ph.D.	Director	March 24, 2020
Thilo Schroeder, Ph.D.

/s/ Timothy Shannon, M.D.	Director	March 24, 2020
Timothy Shannon, M.D.

/s/ Jeffrey Stein, Ph.D.	Director	March 24, 2020
Jeffrey Stein, Ph.D.

/s/ Wendy Yarno	Director	March 24, 2020
Wendy Yarno