Form 10-Q
period 2020-03-31
IDEAYA Biosciences, Inc.
filed 2020-05-12
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the registrant had 20,399,490 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a development-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our expectations about the impact of natural disasters and public health epidemics, such as the COVID-19 pandemic, on our business, results of operations and financial condition;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•	the timing of clinical trials and the likelihood of regulatory filings and approvals;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended March 31, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$35,462	$34,067
Short-term marketable securities	52,401	64,889
Prepaid expenses and other current assets	1,601	2,698
Total current assets	89,464	101,654
Restricted cash	106	106
Long-term marketable securities	3,040	1,526
Property and equipment, net	4,337	4,642
Right-of-use assets	4,828	5,057
Other non-current assets	16	16
Total assets	$101,791	$113,001
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$684	$709
Accrued liabilities	5,429	5,023
Lease liabilities	1,176	1,145
Other current liabilities	57	63
Total current liabilities	7,346	6,940
Long-term lease liabilities	5,321	5,627
Other non-current liabilities	21	34
Total liabilities	12,688	12,601
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 20,347,539 and 20,339,461 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	193,635	192,824
Accumulated other comprehensive income	—	65
Accumulated deficit	(104,534)	(92,491)
Total stockholders’ equity	89,103	100,400
Total liabilities and stockholders’ equity	$101,791	$113,001

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$9,026	$7,996
General and administrative	3,452	2,098
Total operating expenses	12,478	10,094
Loss from operations	(12,478)	(10,094)
Interest income and other income (expense), net	435	525
Net loss	$(12,043)	$(9,569)
Change in unrealized (losses) gains on marketable securities	(65)	39
Comprehensive loss	$(12,108)	$(9,530)
Net loss per common share, basic and diluted	$(0.59)	$(8.69)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	20,250,549	1,101,107

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

						Accumulated		Total
	Redeemable Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of December 31, 2019	—	$—	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon exercise of stock options	—	—	10,889	—	37	—	—	37
Repurchase of early exercised shares	—	—	(2,811)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	758	—	—	758
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(12,043)	(12,043)
Balances as of March 31, 2020	—	$—	20,347,539	$2	$193,635	$—	$(104,534)	$89,103

Balances as of December 31, 2018	13,139,794	$138,391	1,335,690	$—	$1,599	$(31)	$(50,516)	$(48,948)
Issuance of common stock upon exercise of stock options	—	—	3,170	—	1	—	—	1
Vesting of early exercised common stock options and restricted stock	—	—	—	—	32	—	—	32
Stock-based compensation	—	—	—	—	383	—	—	383
Other comprehensive income	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	(9,569)	(9,569)
Balances as of March 31, 2019	13,139,794	$138,391	1,338,860	$—	$2,015	$8	$(60,085)	$(58,062)

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(12,043)	$(9,569)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	336	293
Net amortization of premiums and discounts on marketable securities	5	(236)
Stock-based compensation	758	383
Loss on sale of property and equipment	2	3
Gain on sales of marketable securities	(2)	(1)
Changes in assets and liabilities
Prepaid expenses and other assets	1,097	(151)
Right-of-use assets	229	256
Accounts payable	(36)	242
Accrued and other liabilities	384	(727)
Lease liabilities	(275)	(278)
Net cash used in operating activities	(9,545)	(9,785)
Cash flows from investing activities
Purchases of property and equipment, net	—	(606)
Purchases of marketable securities	(11,253)	(19,326)
Maturities of marketable securities	22,159	39,340
Sales of marketable securities	—	6,000
Net cash provided by investing activities	10,906	25,408
Cash flows from financing activities
Proceeds from exercise of common stock options	34	1
Payments of deferred offering costs	—	(827)
Net cash provided by (used in) financing activities	34	(826)
Net increase in cash, cash equivalents and restricted cash	1,395	14,797
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	34,173	20,611
Cash, cash equivalents and restricted cash, at end of period	$35,568	$35,408

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$35,462	$35,302
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$35,568	$35,408

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Cash paid for interest	$21	$24
Supplemental non-cash investing and financing activities:
Unpaid deferred offering costs	$—	$375
Vesting of early exercised options and restricted stock	$16	$74
Purchases of property and equipment in accounts payable and accrued liabilities	$33	$481

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $104.5 million as of March 31, 2020. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2020, the Company had cash, cash equivalents and marketable securities of $90.9 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. The accompanying balance sheet as of March 31, 2020, the statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the three months ended March 31, 2020 and March 31, 2019 are unaudited. In the opinion of management, the unaudited data reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations and comprehensive loss and its cash flows for the three months ended March 31, 2020 and March 31, 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and March 31, 2019 are also unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2020 (the “Form 10-K”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include useful lives of property and equipment, determination of the discount rate for operating leases, accruals for research and development activities, stock-based compensation, and income taxes. Actual results could differ from those estimates.

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

Beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. The extent of the impact of the coronavirus outbreak on the Company’s business will depend on certain developments, including the duration and spread of the outbreak and the extent and severity of the impact on the Company’s clinical trial activities, research activities and suppliers, all of which are uncertain and cannot be predicted. At this point, the extent to which the coronavirus outbreak may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company’s investment policy addresses credit ratings, diversification, and maturity dates. The Company invests its cash equivalents and marketable securities in money market funds, U.S. government securities, commercial paper, and corporate bonds. The Company limits its credit risk associated with cash equivalents and marketable securities by placing them with banks and institutions it believes are highly creditworthy and in highly rated investments and, by policy, limits the amount of credit exposure with any one commercial issuer. The Company has not experienced any credit losses on its deposits of cash, cash equivalents or marketable securities.

Summary of Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the financial statements and the related notes included in the Form 10-K.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, stock options and restricted stock that is subject to repurchase at the original purchase price are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2020. The adoption did not result in a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires that certain implementation costs incurred in a cloud computing arrangement be deferred and recognized over the term of the arrangement. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2020, using the prospective transition method. The adoption did not result in a material impact on the Company’s financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606. ASU 2018-18 (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2020. The adoption did not result in a material impact on the Company’s financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying existing guidance. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements and related disclosures.

3. Fair Value Measurement and Marketable Securities

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

As of March 31, 2020, financial assets measured and recognized at fair value are as follows (in thousands):

		March 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$19,995	$59	$—	$20,054
Corporate bonds	Level 2	30,213	11	(70)	30,154
Commercial paper	Level 2	5,233	—	—	5,233
Marketable securities		55,441	70	(70)	55,441
Money market funds(1)	Level 1	35,461	—	—	35,461
Total fair value of assets		$90,902	$70	$(70)	$90,902

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2019, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$24,973	$32	$—	$25,005
Corporate bonds	Level 2	39,185	37	(4)	39,218
Commercial paper	Level 2	2,192	—	—	2,192
Marketable securities		66,350	69	(4)	66,415
Money market funds(1)	Level 1	34,008	—	—	34,008
Total fair value of assets		$100,358	$69	$(4)	$100,423

(1)	Included in cash and cash equivalents on the balance sheet

As of March 31, 2020 and December 31, 2019, marketable securities had a remaining maturity of two years or less. There were no financial liabilities measured and recognized at fair value as of March 31, 2020 and December 31, 2019.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(In Years)	2020	2019
Laboratory equipment	5	$4,062	$4,034
Computer equipment	3	117	117
Software	3	118	118
Leasehold improvements	Shorter of useful life or lease term	2,581	2,581
Furniture and fixtures	5	308	308
Total property and equipment		7,186	7,158
Less: Accumulated depreciation and amortization		(2,849)	(2,516)
Property and equipment, net		$4,337	$4,642

Depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued salaries and benefits	$1,234	$1,733
Accrued research and development expenses	3,517	2,787
Legal and professional fees	621	457
Other	57	46
Accrued liabilities	$5,429	$5,023

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2020, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2020 and March 31, 2019 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses in the CARES Act include a five-year net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of 80% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the quarter.

7. Common Stock

As of March 31, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of March 31, 2020 and December 31, 2019, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2020	2019
Exercise of outstanding options under the 2015 and 2019 Plans	2,645,509	1,962,332
Issuance of common stock options under the 2019 Plan	1,159,069	1,036,746
Issuance of common stock options under the Employee Stock Purchase Plan	398,394	195,000
Total	4,202,972	3,194,078

8. Stock-Based Compensation

2019 Incentive Award Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Incentive Award Plan (the “2019 Plan”), under which the Company may grant cash and equity-based incentive awards to the Company’s employees, consultants and directors. Following the effectiveness of the 2019 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that are forfeited or lapse unexercised and which following the effective date of the 2019 Plan are not issued under the 2015 Plan will be available for issuance under the 2019 Plan.

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of such an offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020. For the three months ended March 31, 2020, the Company recorded less than $0.1 million of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$314	$195
General and administrative	444	188
Total stock-based compensation expense	$758	$383

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	1,036,746	1,962,332	$6.03	8.63
Additional shares authorized	813,578	—
Options granted	(810,050)	810,050	$7.02
Options exercised	—	(10,889)	$3.39
Options repurchased	2,811	—	$1.01
Options canceled	115,984	(115,984)	$6.98
Balance, March 31, 2020	1,159,069	2,645,509	$6.30	8.69
Exercisable as of March 31, 2020		754,325	$5.18	7.65
Vested and expected to vest as of March 31, 2020		2,645,509	$6.30	8.69

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2020 and March 31, 2019 was $5.03 and $7.50 per share, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2020 and March 31, 2019 was less than $0.1 million in each period. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of March 31, 2020 and December 31, 2019, total unrecognized stock-based compensation expense for stock options was $8.7 million and $5.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.86 years and 2.81 years, respectively.

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

During the three months ended March 31, 2020 and March 31, 2019, the Company repurchased 2,811 and 0 shares of common stock, respectively. As of March 31, 2020 and December 31, 2019, shares that were subject to repurchase were 62,904 and 84,964, respectively. The aggregate exercise price of early exercised shares as of March 31, 2020 and December 31, 2019 was $0.1 million and $0.1 million, respectively, which were recorded in other current liabilities and other non-current liabilities.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Expected term	6.1 years	6.1 years
Expected volatility	84.9% - 86.7%	79.7% - 82.2%
Risk-free interest rate	0.6% - 1.5%	2.3% - 2.5%
Dividend yield	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	14,625	$0.82
Vested	—
Unvested, March 31, 2020	14,625	$0.82

As of March 31, 2020 and December 31, 2019, 14,625 shares of restricted stock were outstanding with an aggregate purchase price of less than $0.1 million, which is recorded in other non-current liabilities on the balance sheets. The restricted stock vests upon the achievement of pre-defined research milestones. Holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by an employee at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the three months ended March 31, 2020 and March 31, 2019 was zero and less than $0.1 million, respectively.

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(12,043)	$(9,569)
Denominator:
Weighted-average shares outstanding	20,341,247	1,337,851
Less: weighted-average unvested restricted shares and shares subject to repurchase	(90,698)	(236,744)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	20,250,549	1,101,107
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(8.69)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	As of March 31,
	2020	2019
Redeemable convertible preferred stock	—	13,139,794
Options to purchase common stock	2,645,509	2,036,816
Unvested restricted stock awards	14,625	16,110
Unvested early exercised common stock options	62,904	198,289
Total	2,723,038	15,391,009

As of March 31, 2020, the Company has contributions from plan participant of $0.1 million under the ESPP, which if converted, would be equivalent to 14,948 shares based on 85% of the stock price at the beginning of the offering period.

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

We initiated a Phase 1/2 clinical trial IDE196-001 in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as cutaneous melanoma or colorectal cancer. We have completed enrollment of patients in the Phase 1 dose escalation portion of the Phase 1/2 clinical trial at sites in the U.S. and Australia, including patients in MUM and patients having other solid tumors with GNAQ or GNA11 hotspot mutations using a powder-in-capsule, or PIC, formulation.  We have also completed enrollment of MUM patients in a Phase 1 tablet formulation sub-study evaluating pharmacokinetics and food effect. We have initiated and continue to enroll patients into the Phase 2 expansion portion of the clinical trial for patients having tumors with GNAQ or GNA11 hotspot mutations for indications other than metastatic uveal melanoma, such as in cutaneous melanoma or colorectal cancer.

As of May 1, 2020, we have enrolled 56 patients in the Phase 1/2 clinical trial, including 51 in MUM, and 5 in other solid tumors, specifically cutaneous melanoma, having GNAQ or GNA11 hotspot mutations.  We are planning to disclose interim data from the monotherapy arm of the IDE196-001 Phase 1/2 basket trial in the fourth quarter of 2020.

Enrollment in IDE196-001 Ph 1/2 Clinical Trial	Phase 1 Dose Escalation and Tablet Sub-Study		Phase 2 Expansion		Total
	PIC	Tablet	PIC	Tablet	—
Metastatic Uveal Melanoma (MUM)	38	13			51
Other Solid Tumors GNAQ/11 Mutations	3		1	1	5

Table 1. Patient Enrollment in IDE196-001 Phase 1/2 Clinical Trial as of May 1, 2020

We are subject to the State of California and San Mateo County shelter-in-place orders relating to the COVID-19 pandemic.  The COVID-19 pendemic is not currently having a substantial impact, generally, on the ongoing monotherapy arm of the IDE196 clinical program.  GNAQ/11 patients enrolled in the ongoing Phase 1/2 clinical trial and sites affected by COVID-19 restrictions are adapting to logistical constraints on activities, such as travel and site visits.  For example, patients are continuing on IDE196 therapy, which is an oral drug and is being shipped to and self-administered by patients at home.  Patients are being monitored through a combination of telemedicine visits and local visits.  Enrollment into the Phase 2 expansion arm for IDE196 as a monotherapy in non-MUM solid tumors having GNAQ or GNA11 hotspot mutations may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, by clinical site-specific policies and practices related to COVID-19. As of May 1, 2020, two of four active U.S. sites for this arm of the clinical trial are continuing enrollment activities to non-MUM; the other two U.S. sites have suspended enrollment to non-MUM due to COVID-19. The specific impact on enrollment into the monotherapy arm in non-MUM solid tumors having GNAQ or GNA11 hotspot mutations is currently uncertain.

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

We have established a Joint Development Committee with Pfizer to facilitate collaboration for combination arm drug supply, trial initiation and ongoing development.  We are coordinating with clinical trial sites to prepare for combination arm initiation.  Our preparations for initiation of the combination arm of the clinical trial is not currently substantially impacted by COVID-19.

IDE196 was initially developed by Novartis, and we obtained an exclusive, worldwide license to IDE196 from Novartis in September 2018.  Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to IDE196, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.  Novartis has completed enrollment in a Phase 1 clinical trial it is conducting to evaluate IDE196 in metastatic uveal melanoma.  Phase 1 monotherapy data from Novartis was presented at the American Association for Cancer Research, or AACR, in April 2019. A confirmed Complete Response at the 200 mg BID dose level was observed at month 31 in one of four patients previously reported with confirmed partial response out of 30 total (28 evaluable) BID patients in the monotherapy arm of the Novartis clinical trial.  As of March 24, 2020, this patient with a confirmed Complete Response in the monotherapy arm of this clinical trial remains on treatment with IDE196.

In an end of Phase 1 meeting with the FDA in the fourth quarter of 2019, the FDA indicated that our proposed single-arm Phase 2 portion of the IDE196 001 Phase 1/2 clinical trial may be adequate to support a new drug application, or NDA, seeking Accelerated Approval for IDE196 monotherapy in MUM.  The FDA indicated that such a single-arm, potentially registration enabling part of the Phase 1/2 clinical trial could target enrollment of 60 evaluable MUM patients with the primary endpoint of overall response rate, or ORR, as determined by blinded independent central review, or BICR,  supported by BICR determined duration of response, or DOR, as a secondary endpoint.  We initiated 13-week good laboratory practice-, or GLP-, compliant toxicology studies in two species in November 2019, and have completed the in-life portion of these studies in support of an FDA requirement that results of these studies be submitted prior to enrollment of more than approximately 50 patients in the potentially registrational arm that will support a marketing application.

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

Our lead synthetic lethality research program targets MAT2A for solid tumors with MTAP deletions, a patient population estimated to represent approximately 15% of solid tumors. We have selected a lead compound MAT2A inhibitor as a potential drug candidate. We are continuing preclinical development efforts of the selected lead compound, which we believe to favorably differentiate with respect to in vivo activity, physical properties and tolerability profile relative to published Agios compounds.  Subject to selection of a development candidate and satisfactory completion of GLP toxicology studies with such development candidate, we anticipate submitting an IND to the FDA for the selected development candidate inhibitor of MAT2A in the fourth quarter of 2020.

In addition to our MAT2A program, we continue to progress other synthetic lethality programs in our pipeline, including Pol-theta for patients having solid tumors with BRCA or other homologous recombination deficiency, or HRD, mutations.  We are targeting designation of a Pol-theta inhibitor development candidate in the second half of 2020.

We are also pursuing preclinical research for an inhibitor targeting Werner helicase, or WRN, for patients having tumors with high microsatellite instability, or MSI, and have observed a dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic, or PD, response in multiple endogenous MSI high cell lines.  For this program, we are targeting to demonstrate in vivo proof of concept in one or more relevant animal models in the second half of 2020.

We also continue to conduct preclinical research for an inhibitor of PARG for patients having tumors with BRCA2 mutations, impaired base excision repair, or BER, and potentially other genetic and/or molecular signatures, including a replication stress genetic signature. We have demonstrated in vivo proof of concept in a relevant animal model having a replication stress genetic signature.

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

We entered into a Second Amendment, or the Lease Amendment, to our lease, or the South San Francisco Lease, with ARE-SAN FRANCISCO NO. 17, LLC, relating to space leased by us at our corporate headquarters located at 7000 Shoreline Court, Suite 350, South San Francisco, California 94080. The Lease Amendment expands the square footage leased by us pursuant to the South San Francisco Lease by an additional approximately 5,500 square feet, or the Expansion Premises.  We did not exercise our right to terminate the lease of a portion of such Expansion Premises, comprising approximately 4,500 square feet of the Expansion Premises, prior to February 1, 2020.  We anticipate we will take possession of the Expansion Premises in the third quarter of 2020.

We amended the Evaluation, Option and License Agreement between IDEAYA and Cancer Research Technologies, or CRT, also known as Cancer Research UK, or Cancer Research UK, and the University of Manchester, or University of Manchester, in March 2020 to expand our research collaboration with Cancer Research UK / U Manchester.  In this amendment, the parties reduced the license fee due at exercise of our option, extended the research period for one year from the date of the March 2020 amendment, and also extended the option period, during which IDEAYA has rights to exercise an option to certain license rights, for up to four years, including an initial one year period from the date of this March 2020 amendment, an additional eighteen month extension contingent upon our certification of ongoing research activities, and up to three additional six month extensions contingent upon both our certification of ongoing research activities and payment of certain extension fees, which together with the reduced license fee would equal the original license fee.

We plan to continue to use third-party service providers, including clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, to carry out our preclinical and clinical development and manufacture and supply of our preclinical and clinical materials to be used during the development of our product candidates. To date, the COVID-19 pandemic has not materially affected our supply chain or development schedule, but further escalation of the health crisis has the potential to cause delays in our supply chain and manufacturing operations, which could materially adversely impact our business.

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes. In May 2019, we completed our initial public offering, or IPO.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $12.0 million and $9.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $104.5 million.

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $90.9 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

Components of Operating Results

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for IDE 196, consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

We do not allocate our costs by product candidate, as a significant amount of research and development expenses include internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead, and external costs, such as fees to third parties to conduct research and development activities on our behalf, none of which are tracked by product candidate. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program.

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

We anticipate that our general and administrative expenses will increase, as a result of increased personnel costs, including salaries, benefits and stock-based compensation expense, patent costs for our product candidates, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with our NASDAQ stock exchange listing and requirements of the Securities and Exchange Commission, or the SEC, investor relations costs and director and officer insurance policy premiums associated with being a public company.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,			%
	2020	2019	Change	Change
Operating expenses:
Research and development	$9,026	$7,996	$1,030	13%
General and administrative	3,452	2,098	1,354	65%
Loss from operations	(12,478)	(10,094)	(2,384)	24%
Interest income and other income (expense), net	435	525	(90)	(17%)
Net loss	$(12,043)	$(9,569)	$(2,474)	26%

Research and Development Expenses

Research and development expenses increased by $1.0 million, or 13%, from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase in research and development expenses was due to an increase in fees to CROs and CMOs of $1.4 million as well as fees to contractors of $0.3 million related to support costs for our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors and the advancement of our lead product candidates through preclinical studies, which was partially offset by a decrease in payroll expenses, including salaries and benefits, of $0.5 million, and a decrease in costs for laboratory supplies used in support of our research programs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 65%, from the three months ended March 31, 2019 to the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $0.8 million related to increased headcount to support our growth as a public company, and an increase in director and officer insurance policy premiums of $0.5 million as a public company.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.1 million, or 17%, from the three months ended March 31, 2019 to the three months ended March 31, 2020, primarily due to an decrease in interest rate yields on our cash, cash equivalents and marketable securities balances during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes. In May 2019, we completed our IPO. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $90.9 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2020 and March 31, 2019, we had net losses of $12.0 million and $9.6 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2020, we had an accumulated deficit of $104.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

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

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•	the scope, timing, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	potential delays in our ongoing clinical programs as a result of the COVID-19 pandemic;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company; and
•	the cost and timing associated with commercializing our product candidates, if they receive marketing approval.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(9,545)	$(9,785)
Investing activities	10,906	25,408
Financing activities	34	(826)
Net increase in cash, cash equivalents and restricted cash	$1,395	$14,797

Cash Flows from Operating Activities

Net cash used in operating activities was $9.5 million for the three months ended March 31, 2020. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $12.0 million, partially offset by depreciation and amortization expense of $0.3 million and stock-based compensation expense of $0.8 million, a decrease in prepaid expenses and other assets of $1.1 million due to the amortization of advance payments to CROs and CMOs, and prepayment for director and officer, or D&O, insurance, and an increase in accrued and other liabilities of $0.4 million mainly due to fees to third parties in support of clinical and preclinical activities.

Net cash used in operating activities was $9.8 million for the three months ended March 31, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $9.6 million, adjusted for the net amortization of premiums and discounts on marketable securities of $0.2 million, partially offset by depreciation and amortization expense of $0.3 million and stock-based compensation expense of $0.4 million, a decrease in accrued and other liabilities of $0.7 million mainly due to payments of cash bonuses and fees paid to our CROs and CMOs, an increase in accounts payable of $0.2 million mainly due to the timing of payments to our service providers and an increase in prepaid expenses and other assets of $0.2 million mainly due to advance payments to our CROs and CMOs.

Cash Flows from Investing Activities

Net cash provided by investing activities was $10.9 million for the three months ended March 31, 2020, which consisted of $22.2 million provided by maturities of marketable securities, partially offset by $11.3 million used to purchase marketable securities.

Net cash provided by investing activities was $25.4 million for the three months ended March 31, 2019, which consisted of $39.3 million provided by maturities of marketable securities and $6.0 million from sales of marketable securities, partially offset by $19.3 million used to purchase marketable securities and $0.6 million used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2020, which consisted of proceeds from exercise of common stock options.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2019, which consisted primarily of $0.8 million of payments of deferred offering costs.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020. There have been no material changes in our contractual obligations and commitments since December 31, 2019.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2020, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 24, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2020, we had cash equivalents and marketable securities of $90.9 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We have had significant operating losses since our inception. Our net losses for the three months ended March 31, 2020 and March 31, 2019 were $12.0 million and $9.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $104.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. One of our product candidates, IDE196, is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting.  We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE196, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $90.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance IDE196 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least 12 months from the date of the issuance of the financial statements included in this Form 10-Q. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may adversely affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

•	potential delays in our ongoing clinical programs as a result of the COVID-19 pandemic;
•	the cost of manufacturing our product candidates and any future products we successfully commercialize;
•	the cost of commercialization activities, including the cost of building a sales force in anticipation of product commercialization and distribution costs;
•	any product liability or other lawsuits related to our product candidates or future approved products;
•	the expenses needed to attract, hire and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•	the timing, receipt and amount of sales of any future approved products, if any.

Our ability to raise additional funds will depend on financial, economic and other factors, including the ongoing effects of the COVID-19 pandemic, many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our most advanced product candidate, IDE196, is in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE196 is currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019 and are conducting. IDE196 is also being tested in an earlier-initiated, ongoing Phase 1 clinical trial conducted by Novartis in patients with metastatic uveal melanoma.  Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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
•

our ability to timely execute our ongoing clinical trials and enroll a sufficient number of patients on a timely basis, particularly in light of the effects of the COVID-19 pandemic, to evaluate the potential of our product candidates in clinical development;

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
•

the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates, either as monotherapy or in combination with other drugs, or future approved products, if any;

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

In addition, if any of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events, or AEs, of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other post-approval issues with our product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our clinical trial collaboration and supply agreement with Pfizer for the supply of their MEK inhibitor, binimetinib, supports our plans to evaluate the safety and efficacy of IDE196 in combination with binimetinib in a Phase 1/2 clinical trial which we are targeting to initiate in mid-2020. If Pfizer delays or fails to supply binimetinib in support of the combination arm of the IDE196 clinical trial, the development program as pertaining to combination of IDE196 and a MEK inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate IDE196 in combination with one or more anti-cancer agent(s) in addition to binimetinib, such as a different inhibitor of MEK or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. This may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including IDE196, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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
•

recruiting an adequate number of suitable patients to participate in a clinical trial, particularly in light of the potential impact of the COVID-19 pandemic on patient enrollment and clinical site closures;

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the preclinical study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility and exclusion criteria defined in the protocol;
•	the size and nature of the patient population required for analysis of the clinical trial’s primary endpoints;
•	the proximity of patients to clinical trial sites;
•	the design of the clinical trial;
•	the risk that enrolled patients will not complete a clinical trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	clinical trial investigators’ willingness to continue enrolling patients and patients' willingness to complete protocol assessments during the COVID-19 pandemic;
•	clinicians’ and patients’ perceptions as to the safety of the product candidate;
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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. As a result of the COVID-19 pandemic, competition for potential patients in our trials is further exacerbated as a result of multiple clinical site closures. Since the number of qualified clinical investigators is already limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed. Several of our sites have halted new enrollment at this time and we continue to monitor whether additional sites would need to be activated. Some patients may not be able to comply with clinical trial protocols, and data collected may be incomplete, if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates, such as IDE196, may be co-administered with third-party approved or experimental therapies, such as binimetinib in our planned combination arm of our Phase 1/2 clinical trial. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

To date, only one of our product candidates, IDE196, has been tested in clinical trials, including an ongoing Phase 1 clinical trial and an ongoing Phase 1/2 clinical trial, and has been observed to be generally well tolerated, with the most common AEs reported being hypotension, GI toxicities, and fatigue. If unacceptable side effects arise in the further development of IDE196, including in combination with binimetinib, or in the development of any of our other product candidates, we, the FDA, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

The FDA or a comparable foreign regulatory authority can delay, limit or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our clinical trials;
•	negative or ambiguous results from our clinical trials, or results may not meet the level of statistical significance required by the FDA or a comparable foreign regulatory agency for approval;
•	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•	we are unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA’s or the applicable comparable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of our product candidates or any of our future product candidates;
•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the COVID-19 pandemic could impact the integrity of data obtained in our current or future clinical trials, for example, due to missed protocol procedures;

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

As of March 31, 2020, we had 43 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information, including both our own and that of third parties. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the pervasive use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property, including both our own and that of third parties. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the

United States confronts the escalating COVID-19 outbreak. As of late March 2020, the coronavirus has spread to most regions of the world. If the current economic conditions worsen or last for an extended period of time, we will be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business. The recent world-wide outbreak of Coronavirus COVID-19 was first reported in Wuhan, China, in December 2019. In March 2020, the World Health Organization declared the outbreak a pandemic.

The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely.  Some of these third parties are experiencing shut-downs, supply chain and experimental study interruptions or slow-downs, and more third parties could experience such shut-downs, interruptions or slow-downs. Individuals at our company or at such third parties could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. In response to the COVID-19 pandemic, San Mateo County, California, in which our primary office resides, recently issued a “shelter in place” order that is currently effective through the end of May 2020, which was issued in accordance with the March 2020 Proclamation of a State of Emergency issued by the Governor of California. We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic may also, directly or indirectly, impact the pace of enrollment in current or future clinical trials.

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

If a natural disaster, power outage or other event, such as the COVID-19 pandemic, occurred that prevented us from using all or a significant portion of our headquarters or other facilities, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Furthermore, the third parties on which we depend, including suppliers, contract manufacturers and CROs are similarly vulnerable to natural disasters or other sudden, unforeseen and serious adverse events. If such an event were to affect our supply chain, manufacturing arrangements or interfere with a preclinical study or clinical trial, it could have a material adverse effect on our business.

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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us, particularly if the COVID-19 pandemic continues or worsens.

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

Although no third party has asserted a claim of patent infringement against us as of March 31, 2020, others may hold proprietary rights that could prevent IDE196, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market IDE196, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing IDE196, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	results from, and any delays in, our clinical trials for IDE196, or any other future clinical development programs, including public misperception of the results of our clinical trials;
•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and/or biopharmaceutical product development;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;

•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for our product candidates;
•	announcements relating to future licensing, collaboration or development agreements;
•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our therapies;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	major changes in our board of directors or management;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or comparable foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic; and
•	general economic conditions in the United States and abroad.

In addition, the stock markets in general, and the markets for biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility, particularly in response to the COVID-19 pandemic. In particular, the market prices of securities of smaller biotechnology have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

An active, liquid and orderly market for our common stock may not develop, and you may not be able to resell your common stock at or above the public offering price.

Prior to our initial public offering, or IPO, in May 2019, there was no public market for shares of our common stock. An active trading market may not develop or, if it is developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital and may impair our ability to acquire other businesses or technologies using our shares as consideration.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including D&O, insurance, on acceptable terms.

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

As of March 31, 2020, our executive officers, directors and their respective affiliates beneficially owned over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up entered into in connection with our IPO and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 31, 2020, we have a total of 20.3 million outstanding shares of our common stock.

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

In addition, as of March 31, 2020, approximately 4.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 5.9 million shares of our common stock, or approximately 29% of our total outstanding common stock as of March 31, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate losses for U.S. federal income tax purposes, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We have experienced ownership changes in the past, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could potentially result in increased future tax liability to us.

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

As of March 31, 2020, we have used approximately $10.5 million to fund the clinical development of IDE196, $18.2 million to fund the preclinical development of product candidates in our synthetic lethality pipeline and early target discovery, and $6.8 million for working capital and general corporate purposes. As of March 31, 2020, we have approximately $14.7 million of unused net proceeds from the IPO.  We currently expect to use the substantial majority of remaining net proceeds primarily to fund the preclinical development of product candidates in our synthetic lethality pipeline, with the balance to fund continued clinical development of IDE196, working capital and general corporate purposes. Our use of the net proceeds through March 31, 2020 and expected use of the remaining net proceeds as compared to our expected use of proceeds disclosed in the IPO prospectus at the time of the IPO reflects changes to the clinical development of IDE196, including (i) that no milestone payment has yet been payable to Novartis, (ii) the entry into our clinical trial collaboration and supply agreement with Pfizer for the supply of their MEK inhibitor, binimetinib, for our IDE196 / binimetinib combination clinical trial in MUM, which we announced in March 2020, and (iii) our evaluation of clinical tolerability and efficacy data from each of the ongoing IDE196 monotherapy Phase 1 dose escalation portion of the clinical trial in MUM patients and the planned IDE196 / binimetinib combination therapy Phase 1/2 portion of the clinical trial in MUM patients, prior to initiation of a potentially registrational clinical trial in MUM.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	$—	—	$—
February 1, 2020 to February 29, 2020	—	—	—	—
March 1, 2020 to March 31, 2020	2,811	1.00	—	—
Total	2,811	$1.00	—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

10.1†	Amendment #2 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of March 3, 2020.	10-K	3/24/2020	10.2(c)

10.2#	Transition and Separation Agreement, as amended, by and between IDEAYA Biosciences, Inc. and Julie Hambleton.				X

10.3#	Consulting Agreement by and between IDEAYA Biosciences, Inc. and Julie Hambleton.				X

10.4†	Clinical Trial Collaboration and Supply Agreement between IDEAYA Biosciences, Inc. and Pfizer Inc. dated as of March 11, 2020.				X

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

X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Certain information in this exhibit has been excluded pursuant to Regulation S-K, Item 601(b)(10).
#	Indicates management contract or compensatory plan.
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

IDEAYA Biosciences, Inc.

Date: May 12, 2020	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)