Form 10-Q
period 2020-06-30
IDEAYA Biosciences, Inc.
filed 2020-08-12
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 29,028,463 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a development-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients and volunteers in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	the success of the collaboration agreement with GSK and our dependence on the development and marketing efforts of GSK for certain of our programs;
•	our expectations about the impact of natural disasters and public health epidemics, such as the COVID-19 pandemic, on our business, results of operations and financial condition;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•	the timing of clinical trials and the likelihood of regulatory filings and approvals;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended June 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$147,543	$34,067
Short-term marketable securities	22,871	64,889
Prepaid expenses and other current assets	3,536	2,698
Total current assets	173,950	101,654
Restricted cash	106	106
Long-term marketable securities	1,545	1,526
Property and equipment, net	4,289	4,642
Right-of-use assets	4,594	5,057
Other non-current assets	26	16
Total assets	$184,510	$113,001
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$952	$709
Accrued liabilities	5,223	5,023
Lease liabilities	1,206	1,145
Other current liabilities	45	63
Total current liabilities	7,426	6,940
Long-term lease liabilities	5,010	5,627
Other non-current liabilities	16	34
Total liabilities	12,452	12,601
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 27,184,824 and 20,339,461 shares issued and outstanding as of June 30, 2020 and December 31, 2019	3	2
Additional paid-in capital	288,923	192,824
Accumulated other comprehensive income	57	65
Accumulated deficit	(116,925)	(92,491)
Total stockholders’ equity	172,058	100,400
Total liabilities and stockholders’ equity	$184,510	$113,001

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$8,596	$8,859	$17,622	$16,855
General and administrative	3,994	2,376	7,446	4,474
Total operating expenses	12,590	11,235	25,068	21,329
Loss from operations	(12,590)	(11,235)	(25,068)	(21,329)
Interest income and other income (expense), net	199	579	634	1,104
Net loss	$(12,391)	$(10,656)	$(24,434)	$(20,225)
Change in unrealized (losses) gains on marketable securities	57	29	(8)	68
Comprehensive loss	$(12,334)	$(10,627)	$(24,442)	$(20,157)
Net loss per common share, basic and diluted	$(0.59)	$(1.30)	$(1.18)	$(4.32)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	21,001,730	8,218,010	20,626,139	4,679,206

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

						Accumulated		Total
	Redeemable Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of March 31, 2020	—	$—	20,347,539	$2	$193,635	$—	$(104,534)	$89,103
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	6,666,667	1	93,623	—	—	93,624
Issuance of common stock upon exercise of stock options	—	—	154,482	—	694	—	—	694
Employee stock purchase plan (ESPP) purchase			18,494	—	132	—	—	132
Repurchase of early exercised shares	—	—	(2,358)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	—	—	15	—	—	15
Stock-based compensation	—	—	—	—	824	—	—	824
Other comprehensive income	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	(12,391)	(12,391)
Balances as of June 30, 2020	—	$—	27,184,824	$3	$288,923	$57	$(116,925)	$172,058

Balances as of March 31, 2019	13,139,794	$138,391	1,338,860	$—	$2,015	$8	$(60,085)	$(58,062)
Conversion of redeemable convertible preferred stock into common stock	(13,139,794)	(138,391)	13,139,794	1	138,390	—	—	138,391
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	1	50,246	—	—	50,247
Issuance of common stock upon exercise of stock options	—	—	49,219	—	70	—	—	70
Early exercised common stock options	—	—	2,112	—	—	—	—	—
Repurchase of early exercised shares	—	—	(11,882)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	41	—	—	41
Stock-based compensation	—	—	—	—	548	—	—	548
Other comprehensive income	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(10,656)	(10,656)
Balances as of June 30, 2019	—	$-	20,268,103	$2	$191,310	$37	$(70,741)	$120,608

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(in thousands, except share amounts)

(Unaudited)

						Accumulated		Total
	Redeemable Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of December 31, 2019	—	$—	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	6,666,667	1	93,623	—	—	93,624
Issuance of common stock upon exercise of stock options	—	—	165,371	—	731	—	—	731
Employee stock purchase plan (ESPP) purchase			18,494	—	132	—	—	132
Repurchase of early exercised shares	—	—	(5,169)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	1,582	—	—	1,582
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(24,434)	(24,434)
Balances as of June 30, 2020	—	$—	27,184,824	$3	$288,923	$57	$(116,925)	$172,058

Balances as of December 31, 2018	13,139,794	$138,391	1,335,690	$—	$1,599	$(31)	$(50,516)	$(48,948)
Conversion of redeemable convertible preferred stock into common stock	(13,139,794)	(138,391)	13,139,794	1	138,390	—	—	138,391
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	1	50,246	—	—	50,247
Issuance of common stock upon exercise of stock options	—	—	52,389	—	71	—	—	71
Early exercised common stock options	—	—	2,112	—	—	—	—	—
Repurchase of early exercised shares	—	—	(11,882)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	73	—	—	73
Stock-based compensation	—	—	—	—	931	—	—	931
Other comprehensive income	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	(20,225)	(20,225)
Balances as of June 30, 2019	—	$—	20,268,103	$2	$191,310	$37	$(70,741)	$120,608

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(24,434)	$(20,225)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	673	591
Net amortization of premiums and discounts on marketable securities	31	(390)
Stock-based compensation	1,582	931
Loss on sale of property and equipment	2	3
Realized gain on marketable securities	(3)	(7)
Changes in assets and liabilities
Prepaid expenses and other assets	(848)	(1,743)
Right-of-use assets	462	604
Accounts payable	191	(189)
Accrued and other liabilities	(251)	945
Lease liabilities	(556)	(577)
Net cash used in operating activities	(23,151)	(20,057)
Cash flows from investing activities
Purchases of property and equipment, net	(69)	(1,055)
Purchases of marketable securities	(26,246)	(38,458)
Maturities of marketable securities	68,209	18,094
Sales of marketable securities	—	58,238
Net cash provided by investing activities	41,894	36,819
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	93,875	50,781
Proceeds from exercise of common stock options, net of repurchases	726	67
Proceeds from ESPP purchase	132	—
Net cash provided by financing activities	94,733	50,848
Net increase in cash, cash equivalents and restricted cash	113,476	67,610
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	34,173	20,611
Cash, cash equivalents and restricted cash, at end of period	$147,649	$88,221

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$147,543	$88,115
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$147,649	$88,221

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Cash paid for interest	$42	$24
Supplemental non-cash investing and financing activities:
Unpaid deferred offering costs	$251	$463
Vesting of early exercised options and restricted stock	$31	$71
Purchases of property and equipment in accounts payable and accrued liabilities	$253	$42
Conversion of redeemable convertible preferred stock into common stock	$—	$138,391

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

Follow-On Offering

On June 22, 2020, the Company completed an underwritten public offering and sold and issued 6,666,667 shares of common stock at a price to the public of $15.00 per share for gross proceeds of $100.0 million. The aggregate net proceeds to the Company were $93.6 million after deducting underwriting discounts and commissions and other offering costs.

On July 22, 2020, the Company sold and issued an additional 500,000 shares of common stock upon the exercise of the overallotment option by the underwriters for gross proceeds of $7.5 million.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $116.9 million as of June 30, 2020. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2020, the Company had cash, cash equivalents and marketable securities of $172.0 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. The accompanying balance sheet as of June 30, 2020, the statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and June 30, 2019, and the statements of cash flows for the six months ended June 30, 2020 and June 30, 2019 are unaudited. In the opinion of management, the unaudited data reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations and comprehensive loss for the three and six months ended June 30, 2020 and June 30, 2019 and its cash flows for the six months ended June 30, 2020 and June 30, 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and June 30, 2019 are also unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

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

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer, contract research organizations and collaboration partners, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials and collaboration activities; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

Revenue Recognition

The Company follows Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company applies the five-step model to contracts when (1) parties have approved the contract and are committed to performing respective obligations, (2) the Company can identify each party’s rights regarding the goods or services to be transferred, (3) the Company can identify the payment terms for the goods or services to be transferred, (4) the contract has commercial substance, and (5) it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines the performance obligations by assessing whether each promised good or service is distinct. Goods or services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. The Company constrains its estimate of the transaction price up to the amount (the “variable consideration constraint”) that a significant reversal of recognized revenue is not probable.

Licenses of intellectual property: If a license to the Company’s intellectual property is determined to be distinct from the other promised goods or services identified in an arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license at the point in time when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress toward satisfying the performance obligation for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition.

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside the Company’s influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees are recorded as contract liabilities upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts payable to the Company and not yet billed to the collaboration partner are recorded as contract assets. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Contractual cost sharing payments made to a customer or collaboration partner are accounted for as a reduction to the transaction price if such payments are not related to distinct goods or services received from the customer or collaboration partner.

Contracts may be amended to account for changes in contract specifications and requirements. Contract modifications exist when the amendment either creates new, or changes existing, enforceable rights and obligations. When contract modifications create new performance obligations and the increase in consideration approximates the standalone selling price for goods and services related to such new performance obligations as adjusted for specific facts and circumstances of the contract, the modification is accounted for as a separate contract. If a contract modification is not accounted for as a separate contract, the Company accounts for the promised goods or services not yet transferred at the date of the contract modification (the remaining promised goods or services) prospectively, as if it were a termination of the existing contract and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. The Company accounts for a contract modification as if it were a part of the existing contract if the remaining goods or services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. In such case the effect that the contract modification has on the transaction price, and on the entity’s measure of progress toward complete satisfaction of the performance obligation, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification (the adjustment to revenue is made on a cumulative catch-up basis).

Upfront payment contract liabilities resulting from the Company’s license and collaboration agreements do not represent a financing component as the payment is not financing the transfer of goods and services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company. As such, the Company does not adjust its revenues for the effects of a significant financing component.

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

As of June 30, 2020, financial assets measured and recognized at fair value are as follows (in thousands):

		June 30, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$14,994	$—	$—	$14,994
Corporate bonds	Level 2	9,365	57	—	9,422
Marketable securities		24,359	57	—	24,416
Money market funds(1)	Level 1	147,529	—	—	147,529
Total fair value of assets		$171,888	$57	$—	$171,945

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2019, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$24,973	$32	$—	$25,005
Corporate bonds	Level 2	39,185	37	(4)	39,218
Commercial paper	Level 2	2,192	—	—	2,192
Marketable securities		66,350	69	(4)	66,415
Money market funds(1)	Level 1	34,008	—	—	34,008
Total fair value of assets		$100,358	$69	$(4)	$100,423

(1)	Included in cash and cash equivalents on the balance sheet

As of June 30, 2020, all marketable securities had a remaining maturity of one year or less, except for corporate bonds with a fair value of $1.5 million that had maturities of one to two years. As of December 31, 2019, all marketable securities had a remaining maturity of one year or less, except for corporate bonds with a fair value of $1.5 million that had maturities of one to two years. There were no financial liabilities measured and recognized at fair value as of June 30, 2020 and December 31, 2019.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(In Years)	2020	2019
Laboratory equipment	5	$4,334	$4,034
Computer equipment	3	117	117
Software	3	118	118
Leasehold improvements	Shorter of useful life or lease term	2,598	2,581
Furniture and fixtures	5	308	308
Total property and equipment		7,475	7,158
Less: Accumulated depreciation and amortization		(3,186)	(2,516)
Property and equipment, net		$4,289	$4,642

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued salaries and benefits	$1,686	$1,733
Accrued research and development expenses	2,379	2,787
Legal and professional fees	900	457
Other	258	46
Accrued liabilities	$5,223	$5,023

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2020, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the six months ended June 30, 2020 and June 30, 2019 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses in the CARES Act include a five-year net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of 80% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the quarter ended June 30, 2020.

On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of net operating losses and limits the use of research tax credits for 2020, 2021 and 2022, respectively. The Company evaluated the impact of AB 85 and determined that the new legislation did not materially impact the Company’s income tax provision for the quarter ended June 30, 2020.

7. Common Stock

As of June 30, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of June 30, 2020 and December 31, 2019, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2020	2019
Exercise of outstanding options under the 2015 and 2019 Plans	2,480,542	1,962,332
Issuance of common stock options under the 2019 Plan	1,171,912	1,036,746
Issuance of common stock options under the Employee Stock Purchase Plan	379,900	195,000
Total	4,032,354	3,194,078

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020. For the six months ended June 30, 2020, the Company recorded less than $0.1 million of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$283	$257	$597	$452
General and administrative	541	291	985	479
Total stock-based compensation expense	$824	$548	$1,582	$931

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	1,036,746	1,962,332	$6.03	8.63
Additional shares authorized	813,578	—
Options granted	(996,426)	996,426	$7.46
Options exercised	—	(165,371)	$4.45
Options repurchased	5,169	—	$0.92
Options canceled	312,845	(312,845)	$6.41
Balance, June 30, 2020	1,171,912	2,480,542	$6.66	8.48
Exercisable as of June 30, 2020		713,113	$5.59	7.32
Vested and expected to vest as of June 30, 2020		2,480,542	$6.66	8.48

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2020 and June 30, 2019 was $5.38 and $7.50 per share, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2020 and June 30, 2019 was $1.0 million and $0.5 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of June 30, 2020 and December 31, 2019, total unrecognized stock-based compensation expense for stock options was $8.3 million and $5.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.73 years and 2.81 years, respectively.

Early Exercise of Stock Options

The terms of the 2015 Plan permit the exercise of options granted under the 2015 Plan prior to vesting, subject to required approvals. The shares so acquired prior to vesting are subject to a lapsing repurchase right in favor of the Company at the original purchase price of such shares, exercisable upon a termination of the holder’s service with the Company prior to full vesting. The proceeds are initially recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses.

During the six months ended June 30, 2020 and June 30, 2019, the Company repurchased 5,169 and 11,882 shares of common stock, respectively. As of June 30, 2020 and December 31, 2019, shares that were subject to repurchase were 44,861 and 84,964, respectively. The aggregate exercise price of early exercised shares as of June 30, 2020 and December 31, 2019 was less than $0.1 million and $0.1 million, respectively, which were recorded in other current liabilities and other non-current liabilities.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Expected term	5.5 - 6.1 years	—	5.5 - 6.1 years	6.1 years
Expected volatility	86.7% - 91.7%	—	84.9% - 91.7%	79.7% - 82.2%
Risk-free interest rate	0.4% - 0.5%	—	0.4% - 1.5%	2.3% - 2.5%
Dividend yield	0%	—	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	14,625	$0.82
Vested	—
Unvested, June 30, 2020	14,625	$0.82

As of June 30, 2020 and December 31, 2019, 14,625 shares of restricted stock were outstanding with an aggregate purchase price of less than $0.1 million, which is recorded in other non-current liabilities on the balance sheets. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by an employee at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the six months ended June 30, 2020 and June 30, 2019 was zero and less than $0.1 million, respectively.

9. Significant Agreements

GlaxoSmithKline Collaboration, Option and License Agreement

In June 2020, the Company entered into a Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK, pursuant to which the Company and GSK have entered into a collaboration and collaboration for its synthetic lethality programs targeting methionine adenosyltransferase 2a, or MAT2A, DNA Polymerase Theta, or Pol Theta or POLQ, and Werner Helicase, or WRN. The GSK Collaboration Agreement is expected to become effective on the date that the parties receive Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, therefor, or the Effective Date. As of June 30, 2020, the GSK Collaboration Agreement is a wholly unperformed contract for the purpose of application of ASC 606; as such, the GSK Collaboration Agreement does not result in any impact on the Company’s financial position as of June 30, 2020 and the results of its operations and cash flows for the three and six months ended June 30, 2020.

Pursuant to the GSK Collaboration Agreement, GSK has agreed to pay the Company $100.0 million (the “Upfront Payment”) within ten business days of the Effective Date of the GSK Collaboration Agreement. On July 27, 2020, the Company and GSK received HSR Clearance, and the GSK Collaboration Agreement became effective. On July 31, 2020, the Company received the Upfront Payment.

MAT2A Program

For the MAT2A program, the Company will lead research and development through early clinical development. GSK has an exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products arising out of the MAT2A program, or the Option, exercisable within a specified time period after the Company delivers to GSK a data package resulting from its conduct of a MAT2A Phase 1 monotherapy clinical trial. At such time of exercise, GSK has agreed to pay the Company an option exercise payment of $50.0 million.

GSK may initiate, or request that the Company initiates, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial, prior to GSK’s exercise of the Option. The Company will be responsible for the costs of research and early clinical development activities that the Company conducts for the MAT2A program prior to GSK’s exercise of the Option, excluding the costs of conducting the MAT2A Combination Trial. GSK will be solely responsible for costs of the conduct of the MAT2A Combination Trial, except for supply of the MAT2A product therefor, to be provided by the Company at its own cost.

Subject to GSK’s exercise of the Option, GSK will lead later stage global clinical development for the MAT2A program, with IDEAYA responsible for 20% and GSK responsible for 80% of further development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for MAT2A products, as measured three and six years after global commercial launch thereof.

Subject to GSK’s exercise of the Option, the Company will be eligible to receive future development and regulatory milestones of up to $465.0 million, and commercial milestones of up to $475.0 million, with respect to each MAT2A product. Additionally, the Company is entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales (as defined) of MAT2A products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. The Company will have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for the MAT2A program, in which case the Company would be eligible to receive tiered royalties on U.S. net sales of MAT2A products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the MAT2A program at the time of opt-out.

Pol Theta Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize POLQ products arising out of the POLQ program. GSK and the Company will collaborate on ongoing preclinical research for the POLQ program, and GSK will lead clinical development for the POLQ program. GSK will be responsible for all research and development costs for the POLQ program, including those incurred by the Company.

The Company will be eligible to receive future development and regulatory milestones of up to $485.0 million, with respect to each POLQ product, including as applicable, for multiple POLQ products that target certain alternative protein domains or are based on alternative modalities. Additionally, the Company is eligible to receive up to $475.0 million of commercial milestones with respect to each POLQ product. The Company is also entitled to receive tiered royalties on global net sales of POLQ products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions.

WRN Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize WRN products arising out of the WRN program. The Company and GSK will collaborate on ongoing preclinical research for the WRN program, and GSK will lead clinical development for the WRN program, with IDEAYA responsible for 20% and GSK responsible for 80% of such global research and development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof.

The Company will be eligible to receive future development milestones of up to $485.0 million, with respect to each WRN product, including as applicable, for multiple WRN products that are based on alternative modalities. Additionally, the Company will be eligible to receive up to $475.0 million of commercial milestones with respect to each WRN product. The Company will be entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. The Company will have a right to opt-out of the 50% U.S. net profit share and corresponding research and development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the WRN program at the time of opt-out.

General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, the Company and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN, POLQ, or MAT2A (unless GSK does not exercise the Option, in which case such restriction shall cease to apply with respect to MAT2A) for an agreed upon period of time. The Company and GSK will form a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement. Ownership of intellectual property developed under the GSK Collaboration Agreement is allocated between or shared by the parties depending on development and subject matter.

GSK’s royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

Each party has the right to sublicense its rights under the GSK Collaboration Agreement subject to certain conditions.

The GSK Collaboration Agreement will continue in effect on a product-by-product and country-by-country basis until the expiration of the obligation to make payments under the GSK Collaboration Agreement with respect to such product in each country, unless earlier terminated by either party pursuant to its terms. Either the Company or GSK may terminate the GSK Collaboration Agreement for the other party’s insolvency or certain uncured breaches. The Company may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain patents of the Company. GSK may terminate the GSK Collaboration Agreement in its entirety or on a target-by-target basis upon certain notice to the Company.

Pfizer Clinical Trial Collaboration and Supply Agreement

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or the Supply Agreement, pursuant to which Pfizer will supply the Company with their MEK inhibitor, binimetinib, to evaluate the combination in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. Under the Supply Agreement, the Company will sponsor a Phase 1/2 clinical trial for its product candidate, IDE196, and Pfizer will supply the Company with binimetinib for use in the clinical trial at no cost to the Company. The Supply Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial.

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(12,391)	$(10,656)	$(24,434)	$(20,225)
Denominator:
Weighted-average shares outstanding	21,070,679	8,408,698	20,705,962	4,892,807
Less: weighted-average unvested restricted shares and shares subject to repurchase	(68,949)	(190,688)	(79,823)	(213,601)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	21,001,730	8,218,010	20,626,139	4,679,206
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(1.30)	$(1.18)	$(4.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2020	2019
Options to purchase common stock	2,480,542	1,974,416
Unvested restricted stock awards	14,625	15,393
Unvested early exercised common stock options	44,861	151,330
Total	2,540,028	2,141,139

As of June 30, 2020, the Company has contributions from plan participants of $0.2 million under the ESPP, which if converted, would be equivalent to 24,863 shares based on 85% of the stock price at the beginning of the offering period.

11. Subsequent Events

Exercise of the Overallotment Option

On July 22, 2020, the Company sold and issued additional 500,000 shares of common stock upon the exercise of the overallotment option by the underwriters for gross proceeds of $7.5 million.

Effectiveness of the GSK Collaboration Agreement

On July 27, 2020, the Company and GSK received HSR Clearance, and the GSK Collaboration Agreement became effective. On July 31, 2020, the Company received the Upfront Payment.

Private placement with GSK

Pursuant to the terms of the GSK Collaboration Agreement, the Company has entered into a stock purchase agreement with Glaxo Group Limited, or GGL, an entity affiliated with GSK, on June 17, 2020, pursuant to which GGL will purchase, subject to certain conditions, shares of the Company’s common stock. Under the stock purchase agreement, GGL is obligated to purchase in a private placement, at a price of $15.00 per share, 1,333,333 shares of the Company’s common stock (“Private Placement”). On August 3, 2020, the Private Placement was closed, and the Company sold 1,333,333 shares at a price of $15.00 per shares to GGL for gross proceeds of $20.0 million.

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

Overview

We are an oncology-focused precision medicine company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations most likely to benefit.  Our small molecule drug discovery expertise includes discovery and development of small molecule inhibitors and protein degrader modalities. We are applying these capabilities to develop a robust pipeline in precision medicine oncology, with a research focus in synthetic lethality – which represents an emerging class of precision medicine targets.

Public Offering and Sale of IDEAYA Common Stock

On June 22, 2020, we closed on an underwritten public offering, or the Offering, of 6,666,667 shares of our common stock at an offering price of $15.00 per share, pursuant to which we received gross proceeds of $100.0 million, before deducting underwriting discounts and commissions and other offering expenses.  In addition, as part of the Offering, on July 22, 2020, the Company sold and issued an additional 500,000 shares of common stock upon the exercise of the overallotment option by the underwriters for gross proceeds of $7.5 million before deducting underwriting discounts and commissions and other offering.

Private Placement of IDEAYA Common Stock with GSK

On June 17, 2020, we entered into a stock purchase agreement with Glaxo Group Limited, or GGL, an affiliate of GlaxoSmithKline, pursuant to which GGL agreed to purchase in a private placement, subject to certain conditions, 1,333,333 shares of our common stock at a price per share of $15.00, which is equal to the public offering price per share in the Offering. The common stock sold pursuant thereto was not registered under the Securities Act of 1933, as amended, or the Securities Act. The closing of this private placement occurred on August 3, 2020, following HSR Clearance of the associated GSK Collaboration Agreement, described below, and satisfaction of other certain customary closing conditions, pursuant to which we received proceeds of $20.0 million.

Collaboration, Option and License Agreement with GSK

On June 15, 2020, we entered into a Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK, pursuant to which we and GSK have entered into a strategic partnership and collaboration for our synthetic lethality programs targeting Methionine adenosyltransferase 2a, or MAT2A, DNA Polymerase Theta, or Pol Theta or POLQ, and Werner Helicase, or WRN. The GSK Collaboration Agreement became effective on July 27, 2020, or the Effective Date, upon the parties’ receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance for the GSK Collaboration Agreement.

Pursuant to the GSK Collaboration Agreement, we received from GSK an up-front payment of $100.0 million in cash following the Effective Date.

MAT2A Program

For the MAT2A program, we will continue to lead research and development through early clinical development. GSK has an exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products arising out of the MAT2A program, or the Option, exercisable within a specified time period after we deliver to GSK a data package resulting from our conduct of a MAT2A Phase 1 monotherapy clinical trial. GSK’s exercise of the Option may be subject to HSR Clearance therefor at such time of exercise, and following exercise and HSR Clearance, GSK has agreed to pay us an option exercise payment of $50.0 million.

GSK may initiate, or request that we initiate, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial, prior to GSK’s exercise of the Option. We will be responsible for the costs of research and early clinical development activities that we conduct for the MAT2A program prior to GSK’s exercise of the Option (including during any interim waiting period for HSR Clearance for such Option exercise, if applicable), excluding the costs of conducting the MAT2A Combination Trial. GSK will be solely responsible for costs of the conduct of the MAT2A Combination Trial, except for supply of the MAT2A product therefor, to be provided by us at our own cost.

Subject to GSK’s exercise of the Option (and HSR Clearance thereof, if applicable), GSK will lead later stage global clinical development for the MAT2A program, with IDEAYA responsible for 20% and GSK responsible for 80% of further development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for MAT2A products, as measured three and six years after global commercial launch thereof.

Subject to GSK’s exercise of the Option (and HSR Clearance thereof, if applicable), we will be eligible to receive future development and regulatory milestones of up to $465.0 million, and commercial milestones of up to $475.0 million, with respect to each MAT2A product. Additionally, we are entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of MAT2A products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for the MAT2A program, in which case we would be eligible to receive tiered royalties on U.S. net sales of MAT2A products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the MAT2A program at the time of opt-out.

Pol Theta

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize POLQ products arising out of the POLQ program. GSK and we will collaborate on ongoing preclinical research for the POLQ program, and GSK will lead clinical development for the POLQ program. GSK will be responsible for all research and development costs for the POLQ program, including those incurred by us.

We will be eligible to receive future development and regulatory milestones of up to $485.0 million, with respect to each POLQ product, including as applicable, for multiple POLQ products that target certain alternative protein domains or are based on alternative modalities. Additionally, we are eligible to receive up to $475.0 million of commercial milestones with respect to each POLQ product. We are also entitled to receive tiered royalties on global net sales of POLQ products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions.

We believe there are potential synergies to evaluate a combination between our Pol Theta program and GSK’s approved PARP inhibitor, Zejula, targeting the BRCA and HRD patient population.

Werner Helicase

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize WRN products arising out of the WRN program. We and GSK will collaborate on ongoing preclinical research for the WRN program, and GSK will lead clinical development for the WRN program, with IDEAYA responsible for 20% and GSK responsible for 80% of such global research and development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof.

We will be eligible to receive future development milestones of up to $485.0 million, with respect to each WRN product, including as applicable, for multiple WRN products that are based on alternative modalities. Additionally, we will be eligible to receive up to $475.0 million of commercial milestones with respect to each WRN product. We will be entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We will have a right to opt-out of the 50% U.S. net profit share and corresponding research and development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the WRN program at the time of opt-out.

General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, we and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN, POLQ, or MAT2A (unless GSK does not exercise the Option or HSR Clearance does not occur with respect thereto, in which case such restriction shall cease to apply with respect to MAT2A) for an agreed upon period of time. We and GSK will form a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement.

GSK’s royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

Each party has the right to sublicense its rights under the GSK Collaboration Agreement subject to certain conditions.

The GSK Collaboration Agreement will continue in effect on a product-by-product and country-by-country basis until the expiration of the obligation to make payments under the GSK Collaboration Agreement with respect to such product in each country, unless earlier terminated by either party pursuant to its terms. Either we or GSK may terminate the GSK Collaboration Agreement for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain patents of the Company. GSK may terminate the GSK Collaboration Agreement in its entirety or on a target-by-target basis upon certain notice to us.

The GSK Collaboration Agreement contains various representations, warranties, covenants, dispute resolution mechanisms, indemnities and other provisions generally customary for transactions of this nature.

IDE397 – MAT2A Inhibitor Development Candidate

Our lead synthetic lethality research program targets MAT2A for solid tumors with MTAP deletions, a patient population estimated to represent approximately 15% of solid tumors.

In June 2020, we selected a MAT2A inhibitor designated as IDE397 as a development candidate. Our preclinical activities continue to support IDE397 as a development candidate and potential clinical candidate.  Our preclinical data shows in vivo efficacy in multiple endogenous MTAP-null models demonstrating that MTAP-null tumors are more dependent on the activity of MAT2A, resulting in synthetic lethality when MAT2A is pharmacologically inhibited with IDE397.  For example, we have shown that IDE397 demonstrates in vivo dose-dependent efficacy and tumor regression (with >100% TGI, or tumor growth inhibition) as monotherapy in an endogenous non-small cell lung cancer, or NSCLC, MTAP-null PDX model.

We have initiated good laboratory practice-compliant toxicology studies with our development candidate, IDE397.  Subject to satisfactory completion thereof, we anticipate submitting an investigational new drug application, or IND, to the FDA for our IDE397 development candidate in the fourth quarter of 2020. Subject to effectiveness of the IND, we anticipate initiating a Phase 1 clinical trial for clinical evaluation of IDE397 in the first half of 2021.We plan to lead research and development through early clinical development of this program, in collaboration with GSK pursuant to the GSK Collaboration Agreement.

PARG

We are advancing our preclinical research for an inhibitor of poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with BRCA2 mutations, impaired base excision repair, or BER, and potentially other genetic and/or molecular signatures.  We have an ongoing collaboration with Cancer Research UK and University of Manchester evaluating our PARG inhibitors in vitro and in vivo in tumor models having a replication stress genetic signature, which is believed to impart DNA replication vulnerabilities in cancer cells. We have demonstrated in vivo proof of concept in a relevant animal model having a replication stress genetic signature.

In addition, we are validating a potential synthetic lethality biomarker for identifying tumor cells having sensitivity to a PARG inhibitor, and potentially enabling a patient selection strategy for treatment with a PARG inhibitor.  One of our PARG inhibitor compounds, designated as IDB-PARG, has demonstrated monotherapy in vivo efficacy with tumor regression or stasis in multiple PDX models.

Subject to further preclinical studies, we are targeting to identify a PARG inhibitor development candidate in 2021.

Werner Helicase

We are also continuing to pursue preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase, or WRN, for patients having tumors with high microsatellite instability, or MSI.  We have observed dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic, or PD, response in multiple endogenous MSI high cell lines.

For this program, we plan to continue further development in collaboration with GSK pursuant to the GSK Collaboration Agreement.

Pol Theta

We are progressing our Pol-theta program in collaboration with GSK for patients having solid tumors with BRCA or other homologous recombination deficiency, or HRD, mutations.  We have shown combination activity with multiple PARP inhibitors, including niraparib and olaparib. We have observed synergistic cell viability activity and synergistic in vivo tumor growth inhibition with olaparib in the DLD1 BRCA2 -/- engineered model, with a weak drug-drug interaction signal. We have demonstrated synergistic in vivo efficacy of a Pol-theta inhibitor with niraparib: the combination of our Pol-theta inhibitor with niraparib greatly enhanced the activity of niraparib in the DLD1 BRCA2-/- xenograft model.  Tumor regressions were observed for all animals in the study which were administered the combination.  All treatments were well-tolerated, with body weights similar to vehicle control at end of study.

We plan to continue further development of our POLQ inhibitors in collaboration with GSK pursuant to the GSK Collaboration Agreement, and are targeting filing of an IND for a Pol Theta inhibitor in 2021.

DNA Damage Target

We have initiated an early preclinical research program to identify a small molecular inhibitor for a DNA Damage Target, or DDT, for patients with solid tumors characterized by a proprietary biomarker or a gene signature.

IDE196 - PKC Inhibitor Clinical Candidate

We continue to execute on our ongoing Phase 1/2 clinical trial and preclinical research activities for our clinical candidate IDE196, a protein kinase C, or PKC, inhibitor for genetically-defined cancers having GNAQ or GNA11 hotspot mutations.

IDE196 / Binimetinib Combination Therapy

On June 26, 2020, we initiated a combination arm of our Phase 1/2 clinical trial to evaluate IDE196 in combination with binimetinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.  An initial dose escalation portion of this arm of the clinical trial is evaluating the safety and efficacy of IDE196 in combination with binimetinib at various dose combinations, initially in patients with metastatic uveal melanoma, or MUM.  As of August 1, 2020, we have initiated dosing of 3 MUM patients into a first cohort of the dose escalation portion of the combination arm.  Following our evaluation of tolerability and preliminary efficacy from the IDE196 / binimetinib combination arm of the clinical trial in MUM, we may also evaluate IDE196 / binimetinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

The IDE196 / binimetinib combination arm of our Phase 1/2 clinical trial is supported through a clinical trial collaboration and supply agreement with Pfizer Inc., pursuant to which Pfizer supplies us with their MEK inhibitor, binimetinib. We have established a Joint Development Committee with Pfizer to facilitate combination arm drug supply, trial initiation and ongoing development.

We anticipate interim data from the IDE196 / binimetinib combination therapy Phase 1/2 portion of the clinical trial in MUM patients in late 2021 or early 2022.

IDE196 Monotherapy

Our ongoing monotherapy arm of the Phase 1/2 clinical trial was initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design.  We have completed enrollment in the monotherapy arm of the Phase 1/2 clinical trialin MUM. We are continuing to enroll patients having other, non-MUM solid tumors harboring GNAQ or GNA11 hotspot mutations, such as skin melanoma.

In the Phase 2 basket arm evaluating IDE196 as monotherapy in solid tumors harboring GNAQ or GNA11 hotspot mutations (GNAQ/11), the clinical protocol criteria have been met for cohort expansion in cutaneous melanoma, or skin melanoma.  As of August 1, 2020, we have enrolled 5 cutaneous melanoma patients harboring GNAQ/11 mutations, toward a target Stage 1 enrollment of 9 patients.  The protocol of this Simon two-stage clinical trial design requires at least one RECIST (Response Evaluation Criteria in Solid Tumors) response in the first Stage 1 cohort (n=9) in order to expand into a second Stage 2 cohort (n=15).  Of 4 evaluable skin melanoma patients harboring GNAQ/11 hotspot mutations (excluding 1 non-evaluable), a 100% Disease Control Rate was observed, and one confirmed partial response (cPR) was determined by RECIST 1.1 guidelines.  Following satisfaction of the clinical protocol criteria, we can enroll an additional 15 skin melanoma patients harboring GNAQ/11 mutations into the Stage 2 cohort expansion.

The skin melanoma patient with cPR observed an initial partial response (-31.1%) at 8 weeks, which was sustained at 20 weeks (-37%) with reduction in target liver lesion and inguinal lymph node. Treatment with IDE196 is ongoing as of August 1, 2020. Prior treatments included multiple immuno-oncology therapies, Nivolumab (Nivo), Ipilimumab, and Pembrolizumab through 2016 and 2017.  Liver metastasis in 2018 was followed by treatment with Nivo in combination with radiation in 2018, and by further treatment with T-VEC in 2019.  A subsequent progression was followed by adoptive T-cell therapy in 2019, with a further confirmed progression noted in February 2020. Treatment was subsequently initiated with IDE196 in the monotherapy arm of the clinical trial.

We also enrolled a first leiomyosarcoma patient in the Phase 2 basket arm evaluating IDE196 as monotherapy, expanding the tissue-agnostic approach to additional solid tumors harboring GNAQ or GNA11 hotspot mutations (GNAQ/11).

We are continuing to access potential additional clinical trial sites to supplement enrollment into the Phase 2 basket arm of the IDE196 clinical trial.  We have established a relationship with CARIS through which we are accessing their network of clinical trial sites into which we can enroll qualifying patients having tumors harboring GNAQ/11 hotspot mutations.

The tablet formulation of IDE196 is complete and has been successfully introduced in the ongoing IDE196 clinical trial, including the IDE196 / binimetinib combination arm, and the GNAQ/11 non-MUM basket arm, where in each case we are continuing to enroll new patients.

Based on the increased target enrollment in the skin melanoma cohort of our GNAQ/11 basket arm and the potential impact of the COVID-19 pandemic, we are planning to disclose interim data from the monotherapy arm of our ongoing IDE196-001 Phase 1/2 basket trial in the first half of 2021.

IDE196 was initially developed by Novartis, and we obtained an exclusive, worldwide license to IDE196 from Novartis in September 2018.  Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to IDE196, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.  Novartis has completed enrollment in a Phase 1 clinical trial it is conducting to evaluate IDE196 in metastatic uveal melanoma.  Phase 1 monotherapy data from Novartis was presented at the American Association for Cancer Research, or AACR, in April 2019. A confirmed Complete Response at the 200 mg BID dose level was observed at month 31 in one of four patients previously reported with confirmed partial response out of 30 total (28 evaluable) BID patients in the monotherapy arm of the Novartis clinical trial.  As of May 14, 2020, this patient with a confirmed Complete Response in the monotherapy arm of this clinical trial remains on treatment with IDE196.

Regulatory / Potentially Registration-Enabling Clinical Trial

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

We initiated 13-week good laboratory practice-, or GLP-, compliant toxicology studies in two species in November 2019, in support of an FDA requirement that results of these studies be submitted prior to enrollment of more than approximately 50 patients in the potentially registrational arm that will support a marketing application. As of August 1, 2020, we have completed the 13-week preclinical toxicology studies of IDE196 in two species, following our receipt of submission-ready audited draft reports.

We will evaluate clinical tolerability and efficacy data from each of the ongoing IDE196 monotherapy Phase 1 portion of the clinical trial in MUM patients and the IDE196 / binimetinib combination therapy Phase 1/2 portion of the clinical trial in MUM patients in late 2021 early 2022, as well as potential strategic partnering of the IDE196 program, prior to initiation of a potentially registrational clinical trial in MUM.  We will provide updated guidance on timing for a potential NDA submission for IDE196 in MUM after making such decision on a potential registrational pathway in MUM.

Preclinical Evaluation of IDE196 with Other Combination Agents / Other Potential Patient Populations or Other Potential Indications

We are continuing our preclinical evaluation of IDE196 in combination with various other potential combination agents, including for potential clinical relevance in metastatic uveal melanoma or other solid tumors harboring GNAQ or GNA11 hotspot mutations.

We are continuing our preclinical evaluation of IDE196 in Sturge-Weber Syndrome, or SWS, a rare neurocutaneous disorder characterized by capillary malformations and associated with mutations in GNAQ.  Our preclinical evaluation will include potential feasibility for pediatric use.

Impact of COVID-19 Pandemic on IDE-001 Phase 1/2 Clinical Trial and IDE196 Preclinical Research

We continue to monitor the COVID-19 pandemic and its potential impact on the ongoing IDE196 clinical program. GNAQ/11 patients enrolled in the ongoing Phase 1/2 clinical trial and sites affected by COVID-19 restrictions are adapting to logistical constraints on activities, such as travel and site visits. For example, patients are continuing on IDE196 therapy, which is an oral drug and is being shipped to and self-administered by patients at home. Patients are being monitored through a combination of telemedicine visits and local visits. COVID‐19 infection rates have increased recently in several states in which our clinical trial sites are located. As such, ongoing monitoring of enrolled patients, including obtaining patient computed tomography, or CT, scans, may be impacted; the specific impact is currently uncertain.

Additionally, enrollment into the Phase 2 expansion arm for IDE196 as a monotherapy in non-MUM solid tumors having GNAQ or GNA11 hotspot mutations may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, as a result of recent increases in COVID-19 infection rates in several states in which our clinical trial sites are located, and by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into the Phase 2 expansion of the monotherapy arm for non-MUM solid tumors having GNAQ or GNA11 hotspot mutations is currently uncertain.

Enrollment into the combination arm evaluating IDE196 and binimetinib as combination therapy in MUM and non-MUM solid tumors having GNAQ or GNA11 hotspot mutations may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into this combination arm of the Phase 1/2 clinical trial is currently uncertain.

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

Corporate Update

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations through June 30, 2020 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes. In May 2019, we completed our initial public offering, or IPO. In June and July 2020, we added an aggregate of $227.5 million to our balance sheet from a follow-on public offering of $107.5 million in gross proceeds, a direct private placement equity investment by GSK with $20.0 million in gross proceeds, and a non-dilutive upfront cash payment of $100 million from GSK.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.  Certain program costs that contribute to our operating expenses will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the MAT2A program, if GSK exercises the Option, and the Werner Helicase program. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $24.4 million and $20.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $116.9 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the IDE196 monotherapy arm of our IDE196-001 clinical trial, (ii) our PARG program and (iii) our DNA Damage Target or DDT program.  We are leading clinical development in the ongoing IDE196 / binimetinib combination arm of our IDE196-001 clinical trial, in coordination with Pfizer pursuant to the Clinical Trial Collaboration and Supply Agreement.  We are leading preclinical development and plan to lead early-stage clinical development for evaluation of IDE397 in a clinical trial which we plan to initiate in the first half of 2020, in coordination with GSK pursuant to the GSK Collaboration Agreement.  We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $172.0 million. We supplemented our quarter-end balance sheet of $172.0 million with an additional $127.5 million aggregate gross proceeds received subsequent to quarter end, including $100.0 million non-dilutive upfront cash payment from GSK, $20.0 million proceeds from the direct private placement equity investment by GSK, and $7.5M gross proceeds from the overallotment option exercise of the Offering.  We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. To date, we have not generated any collaboration revenue, and we expect to start generating collaboration revenue in the third quarter of 2020. Our revenue will primarily consist of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to upfront payments, milestone payments, option exercise payments, and amounts due to us for research and development services. In the future, revenue may include additional milestone payments, option exercise payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, and milestone and other payments.

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

Other Income (Expense)

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			%
	2020	2019	Change	Change
Operating expenses:
Research and development	$8,596	$8,859	$(263)	(3%)
General and administrative	3,994	2,376	1,618	68%
Loss from operations	(12,590)	(11,235)	(1,355)	12%
Interest income and other income (expense), net	199	579	(380)	(66%)
Net loss	$(12,391)	$(10,656)	$(1,735)	16%

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 3%, from the three months ended June 30, 2019 to the three months ended June 30, 2020. The decrease in research and development expenses was due to a decrease in payroll expenses, including salaries and benefits, of $0.8 million, and a decrease in costs for laboratory supplies used in support of our research programs of $0.6 million, which was partially offset by an increase in fees to CROs of $0.7 million as well as fees to contractors of $0.4 million related to support costs for our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors and the advancement of our lead product candidates through preclinical studies.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 68%, from the three months ended June 30, 2019 to the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $0.6 million related to increased headcount to support our growth as a public company, an increase in director and officer, or D&O, insurance policy premiums of $0.3 million as a public company, an increase in costs associated with the filing of a shelf registration statement on Form S-3 of $0.3 million, and an increase in legal expense of $0.3 million related to an increase in patent filings and work related to the GSK Collaboration Agreement.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.4 million, or 66%, from the three months ended June 30, 2019 to the three months ended June 30, 2020, primarily due to a decrease in interest rate yields on our cash, cash equivalents and marketable securities balances during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

Six Months Ended June 30,			%
2020	2019	Change	Change

Operating expenses:
Research and development	$17,622	$16,855	$767	5%
General and administrative	7,446	4,474	2,972	66%
Loss from operations	(25,068)	(21,329)	(3,739)	18%
Interest income	634	1,104	(470)	(43%)
Net loss	$(24,434)	$(20,225)	$(4,209)	21%

Research and Development Expenses

Research and development expenses increased by $0.8 million, or 5%, from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in research and development expenses was primarily due to an increase in fees to CROs $2.1 million as well as fees to contractors of $0.7 million related to support costs for our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors and the advancement of our lead product candidates through preclinical studies, which was partially offset by a decrease in payroll expenses, including salaries and benefits, of $1.3 million, and a decrease in costs for laboratory supplies used in support of our research programs of $1.0 million.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million, or 66%, from the six months ended June 30, 2019 to the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $1.3 million related to increased headcount to support our growth as a public company, an increase in D&O insurance policy premiums of $0.8 million as a public company, an increase in costs associated with the filing of a shelf registration statement on Form S-3 of $0.3 million, and an increase in legal expense of $0.3 million related to an increase in patent filings and work related to the GSK Collaboration Agreement.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.5 million, or 43%, from the six months ended June 30, 2019 to the six months ended June 30, 2020, primarily due to a decrease in interest rate yields on our cash, cash equivalents and marketable securities balances during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes. In May 2019, we completed our IPO. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $172.0 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Future Funding Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2020 and June 30, 2019, we had net losses of $24.4 million and $20.2 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2020, we had an accumulated deficit of $116.9 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(23,151)	$(20,057)
Investing activities	41,894	36,819
Financing activities	94,733	50,848
Net increase in cash, cash equivalents and restricted cash	$113,476	$67,610

Cash Flows from Operating Activities

Net cash used in operating activities was $23.2 million for the six months ended June 30, 2020. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $24.4 million, adjusted for an increase in prepaid expenses and other assets of $0.8 million mainly due to advance payment for our D&O insurance policy premiums, and a decrease in lease liabilities of $0.6 million due to lease amortization, partially offset by stock-based compensation expense of $1.6 million, depreciation and amortization expense of $0.7 million and a decrease in right-of-use assets of $0.5 million due to lease amortization.

Net cash used in operating activities was $20.1 million for the six months ended June 30, 2019.  Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $20.2 million, adjusted for an increase in prepaid expenses and other assets of $1.7 million mainly due to advance payment for D&O insurance policy premiums and net amortization of premiums and discounts on marketable securities of $0.4 million, partially offset by stock-based compensation expense of $0.9 million, an increase in accrued and other liabilities of $0.9 million mainly due to fees to our CROs and CMOs and depreciation and amortization expense of $0.6 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $41.9 million for the six months ended June 30, 2020, which consisted of $68.2 million provided by maturities of marketable securities, partially offset by $26.2 million used to purchase marketable securities and $0.1 million used to purchase property and equipment..

Net cash provided by investing activities was $36.8 million for the six months ended June 30, 2019, which consisted of $18.1 million provided by maturities of marketable securities and $58.2 million from sales of marketable securities, partially offset by $38.4 million used to purchase marketable securities and $1.1 million used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $94.7 million for the six months ended June 30, 2020, which consisted of $93.9 million of net proceeds from our follow-on offering, $0.7 million of proceeds from exercise of common stock options, and $0.1 million of proceeds from ESPP purchase.

Net cash used in financing activities was $50.8 million for the six months ended June 30, 2019, which consisted primarily of $50.8 million of net proceeds from our IPO.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2020, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 24, 2020.

Revenue Recognition

We follow Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

We apply the five-step model to contracts when (1) parties have approved the contract and are committed to performing respective obligations, (2) we can identify each party’s rights regarding the goods or services to be transferred, (3) we can identify the payment terms for the goods or services to be transferred, (4) the contract has commercial substance, and (5) it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine the performance obligations by assessing whether each promised good or service is distinct. Goods or services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligations when (or as) the performance obligations are satisfied. We constrain our estimate of the transaction price up to the amount (the “variable consideration constraint”) that a significant reversal of recognized revenue is not probable.

Licenses of intellectual property: If a license to our intellectual property is determined to be distinct from the other promised goods or services identified in an arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license at the point in time when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress toward satisfying the performance obligation for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition.

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. We expect to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside the Company’s influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. We recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees are recorded as contract liabilities upon receipt or when due and may require deferral of revenue recognition to a future period until we perform its obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. Amounts payable to us and not yet billed to the collaboration partner are recorded as contract assets. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Contractual cost sharing payments made to a customer or collaboration partner are accounted for as a reduction to the transaction price if such payments are not related to distinct goods or services received from the customer or collaboration partner.

Contracts may be amended to account for changes in contract specifications and requirements. Contract modifications exist when the amendment either creates new, or changes existing, enforceable rights and obligations. When contract modifications create new performance obligations and the increase in consideration approximates the standalone selling price for goods and services related to such new performance obligations as adjusted for specific facts and circumstances of the contract, the modification is accounted for as a separate contract. If a contract modification is not accounted for as a separate contract, we account for the promised goods or services not yet transferred at the date of the contract modification (the remaining promised goods or services) prospectively, as if it were a termination of the existing contract and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. We account for a contract modification as if it were a part of the existing contract if the remaining goods or services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. In such case the effect that the contract modification has on the transaction price, and on the entity’s measure of progress toward complete satisfaction of the performance obligation, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification (the adjustment to revenue is made on a cumulative catch-up basis).

Upfront payment contract liabilities resulting from our license and collaboration agreements do not represent a financing component as the payment is not financing the transfer of goods and services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us. As such, we do not adjust its revenues for the effects of a significant financing component.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2020, we had cash equivalents and marketable securities of $171.9 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

We have had significant operating losses since our inception. Our net losses for the six months ended June 30, 2020 and June 30, 2019 were $24.4 million and $20.2 million, respectively. As of June 30, 2020, we had an accumulated deficit of $116.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. One of our product candidates, IDE196, is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting.  We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE196, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $172.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance IDE196 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and MAT2A program (if GSK exercises its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products). These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

•

our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the Collaboration, Option and License Agreement with GSK, the License Agreement with Novartis and the Option and License Agreement with Cancer Research United Kingdom, or Cancer Research UK, and University of Manchester;

•

the timing and amount of any option exercise, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with GSK;

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

To date, we have primarily financed our operations through the sale of equity securities and payments received under our collaboration agreements. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights or jointly own some aspects of our technologies or product candidates that we would otherwise pursue on our own.

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
•

timing and amount of any option exercise, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with GSK;

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our most advanced product candidate, IDE196, is in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE196 is currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019, including the combination arm with binimetinib that we initiated in June 2020. IDE196 is also being tested in an earlier-initiated, ongoing Phase 1 clinical trial conducted by Novartis in patients with metastatic uveal melanoma.  Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

In connection with the Collaboration, Option and License Agreement with GSK, if GSK does not exercise its option or if it terminates any development program under its collaborations with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.

We have invested a significant portion of our time and financial resources in the development of multiple product candidates that are included in our strategic partnership and collaboration with GSK, under the Collaboration, Option and License Agreement entered into on June 15, 2020, or the GSK Collaboration Agreement. The programs included in the GSK Collaboration Agreement are the MAT2A, Pol Theta (POLQ) and Werner Helicase (WRN) programs. Our ability to continue to advance these synthetic lethality programs in development, in particular prior to the exercise by GSK of its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products, is highly dependent on achieving certain development milestones in these programs and triggering related milestone fee payments to us.

Under the GSK Collaboration Agreement, within a specified time period after we deliver to GSK a data package from our MAT2A Phase 1 monotherapy clinical trial, GSK is entitled to exercise an option to obtain an exclusive license for continued development and commercialization of MAT2A products arising out of the MAT2A program on a worldwide basis, which we refer to as the Option. GSK’s exercise of the Option may be subject to Hart-Scott-Rodino clearance, or HSR Clearance, therefor at such time of exercise. After GSK exercises the Option and, if required, HSR Clearance is obtained, GSK must pay us an option exercise payment of $50.0 million.

Under the GSK Collaboration Agreement, we are eligible to receive from GSK future development and regulatory milestones of up to $465.0 million for each MAT2A product, and up to $485.0 million for each POLQ and WRN product, and commercial milestones of up to $475.0 million, with respect to each MAT2A (if GSK exercises the Option and receives HSR Clearance with respect thereto), POLQ and WRN product. Additionally, we are entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of MAT2A (if GSK exercises the Option and receives HSR Clearance with respect thereto) and WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We are entitled to receive tiered royalties on global net sales of POLQ products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for either or both the MAT2A and WRN programs, and would be eligible to receive tiered royalties on U.S. net sales of MAT2A or WRN products, as applicable, by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with potential positive economic adjustments based on the stage of the MAT2A or WRN program, as applicable, at the time of opt-out. There is no guarantee that we will be able to successfully continue to advance the POLQ and WRN programs and receive regulatory filing milestone payments related to any POLQ or WRN product. There is no guarantee that we will be able to advance a MAT2A product to or successfully conduct the MAT2A Phase 1 monotherapy clinical trial. Even if we successfully advance a MAT2A product and conduct the MAT2A Phase 1 monotherapy clinical trial, GSK is under no obligation to exercise the Option. Further, in the event that GSK is required to obtain HSR Clearance after exercising the Option, and such HSR Clearance is not obtained, GSK will not participate in further development of any MAT2A products and the product rights would revert to us. We would then have worldwide rights to those assets and be responsible for funding the development of the assets. GSK may terminate the entire GSK Collaboration Agreement or any collaboration program on a target-by-target basis for any or no reason upon written notice to us after expiration of a defined notice period. The GSK Collaboration Agreement or any program under the GSK Collaboration Agreement may also be terminated by either party for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain of our patents. Depending on the timing of any such termination we may not be entitled to receive the option exercise fees, or potential milestone payments, as these payments terminate with termination of the GSK Collaboration Agreement.

If GSK does not exercise the Option with respect to any MAT2A product (or HSR Clearance thereof is not obtained), or terminates its rights and obligations with respect to a program or the entire GSK Collaboration Agreement, then depending on the timing of such event:

•	the development of our product candidates subject to the GSK Collaboration Agreement may be terminated or significantly delayed;
•

our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates that were previously funded by GSK;

•

we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the GSK Collaboration Agreement, including the reimbursement of third parties; and

•

in order to fund further development and commercialization, we may need to seek out and establish alternative collaboration arrangements with third-party collaboration partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

Any of these events would have a material adverse effect on our results of operations and financial condition.

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

Successful development of targeted therapeutics, including therapeutics involving direct targeting oncogenic pathways and synthetic lethality therapeutics, such as our portfolio of synthetic lethality small molecule inhibitors, as well as any related diagnostics, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Our precision medicine target and biomarker discovery platform is based on new technologies and methods relating to drug target and biomarker identification, screening and validation, including Dual CRISPR genetic screening and bioinformatics and we have not, to date, sought regulatory approval for any therapeutics developed through our precision medicine target and biomarker discovery platform. As such, it is difficult to accurately predict the developmental challenges we or our collaboration partners, such as GSK, may incur for our current and future product candidates as we proceed through product discovery, identification, preclinical studies and clinical trials.

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

Before obtaining marketing approval from regulatory authorities for the sale of any products, we, or our collaboration partners, such as GSK, must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. In addition, we may rely in part on preclinical, clinical and quality data generated by contract research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. Further, pursuant to our license agreement with Novartis, we have a right of reference to certain data from Novartis’ ongoing Phase 1 clinical trial data for our regulatory filings for IDE196.

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

Our clinical trial collaboration and supply agreement with Pfizer for the supply of their MEK inhibitor, binimetinib, supports our plans to evaluate the safety and efficacy of IDE196 in combination with binimetinib in a Phase 1/2 clinical trial which we initiated in June 2020. If Pfizer delays or fails to supply binimetinib in support of the combination arm of the IDE196 clinical trial, the development program as pertaining to combination of IDE196 and a MEK inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate IDE196 in combination with one or more anti-cancer agent(s) in addition to binimetinib, such as a different inhibitor of MEK or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. This may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including IDE196, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

We and our strategic collaborators, such as GSK, also may experience numerous unforeseen events during, or as a result of, any preclinical studies or clinical trials that could delay or prevent us or our strategic collaborators from successfully developing our product candidates, including:

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

We and our strategic collaborators, such as GSK, may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•	collaborators, such as GSK, may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we or our strategic collaborators, such as GSK, are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we may:

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

We and our strategic collaborators, such as GSK, could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or another comparable foreign regulatory authority. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our and our collaboration partners’, such as GSK, ability to enroll a sufficient number of patients who remain in the preclinical study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates, such as IDE196, may be co-administered with third-party approved or experimental therapies, such as binimetinib in the combination arm of our Phase 1/2 clinical trial. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any collaborator, such as GSK or any future collaborator, is permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA.

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

The FDA or a comparable foreign regulatory authority can delay, limit or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our clinical trials;
•	negative or ambiguous results from our clinical trials, or results may not meet the level of statistical significance required by the FDA or a comparable foreign regulatory agency for approval;
•	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•	we are unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA’s or the applicable comparable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of our product candidates or any of our future product candidates;
•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	such authorities could question the integrity of data obtained in our current or future clinical trials, for example, due to missed protocol procedures due to the impact of the COVID-19 pandemic;

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
•

such authorities may find deficiencies in the manufacturing processes or facilities of our third-party manufacturers with which we or any of our collaborators, such as GSK or any potential future collaborators, contract for clinical and commercial supplies; and

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our collaborators’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our collaborators, such as GSK or any potential future collaborators, from commercializing any products.

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

Although we believe that IDE196 is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For IDE196, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 as monotherapy for metastatic uveal melanoma in a current Phase 2 clinical trial for patients with the HLA-A2 allele – which represents approximately 50% of metastatic uveal melanoma patients. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), Tesaro (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Agios is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Additionally, several other early-stage companies, including Artios, Cyteir, KSQ, MetaboMed, NeoMed, Repare and Tango are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of June 30, 2020, we had 46 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We currently do not have a marketing or sales organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Under our GSK Collaboration Agreement, GSK will be responsible for commercialization of any MAT2A (if GSK exercises the Option and obtains HSR Clearance thereof), POLQ, or WRN products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of late July 2020, the coronavirus has spread to most regions of the world and the United States continues to experience escalating COVID-19 outbreaks, particularly in certain states, such as California. If the current economic conditions worsen or last for an extended period of time, we will be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business.

The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely.  Some of these third parties are experiencing shut-downs, supply chain and experimental study interruptions or slow-downs, and more third parties could experience such shut-downs, interruptions or slow-downs. Individuals at our company or at such third parties could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. In response to the COVID-19 pandemic, San Mateo County, California, in which our primary office resides, issued a “shelter in place” order in March 2020, which was issued in accordance with the March 2020 Proclamation of a State of Emergency issued by the Governor of California. We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. While the San Mateo County “shelter in place” order was rescinded on June 17, 2020 and replaced with a “reopening plan” order, we have continued to restrict our personnel as outlined above. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic may also, directly or indirectly, impact the pace of enrollment in current or future clinical trials.

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Risks Related to Our Dependence on Third Parties

The commercial success of our partnered product candidates in our MAT2A (if GSK successfully exercises the Option and obtains HSR Clearance thereof), POLQ and WRN programs, which are part of the GSK Collaboration Agreement, will depend in large part on the development and marketing efforts of GSK. If GSK is unable to perform in accordance with the terms of the GSK Collaboration Agreement, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

We will have limited influence and/or control over GSK’s approaches to development and commercialization of any MAT2A (if GSK exercises the Option and obtains HSR Clearance thereof), POLQ or WRN products. While we will have the right to receive potential milestone, profit share and royalty streams payable as GSK or its sublicensees advance development of such MAT2A, POLQ, or WRN products, we are likely to have limited ability to influence GSK’s development and commercialization efforts. If GSK does not perform in the manner that we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to GSK could be delayed or terminated. Furthermore, GSK or its licensees may elect to devote greater resources to other programs that do not relate to us or our collaboration.

If we terminate the GSK Collaboration Agreement, or any program thereunder due to a material breach by GSK, we have the right to assume the responsibility at our own expense for the development of the applicable product candidates. Assumption of sole responsibility for further development will greatly increase our expenditures, and may mean we need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such product candidates, and our business could be materially and adversely affected.

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

Our existing collaboration arrangements and any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates or diagnostics associated with such product candidates.

In the future, we may seek to enter into additional collaboration arrangements for the development or commercialization of certain of our product candidates or diagnostics for biomarkers associated with our product candidates. To the extent that we decide to enter into additional collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain and challenging to manage. We may not be successful in our efforts to prudently manage our existing collaborations or to enter new ones should we chose to do so. The terms of new collaborations or other arrangements that we may establish may not be favorable to us.

The success of our collaboration arrangements, including our GSK Collaboration Agreement, will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:

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

Although no third party has asserted a claim of patent infringement against us as of June 30, 2020, others may hold proprietary rights that could prevent IDE196, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market IDE196, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing IDE196, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

Additionally, our collaborators, such as GSK or any third parties with which we collaborate in the future, may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability. Further, collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability. Also, we may be obligated under our agreements with our collaborators, licensors, suppliers and others to indemnify and hold them harmless for damages arising from intellectual property infringement by us. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged.

Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court or administrative tribunal may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our collaborators, such as GSK or potential future collaborators, were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent agencies. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and could result in the revocation, cancellation, or amendment of our patents or those of our licensors. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on an affected product candidate. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	results from, and any delays in, our clinical trials for IDE196, or any other future clinical development programs, including public misperception of the results of our clinical trials;
•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and/or biopharmaceutical product development;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for our product candidates;
•	announcements relating to or results from our GSK Collaboration Agreement;
•	announcements relating to future licensing, collaboration or development agreements;
•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our therapies;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	major changes in our board of directors or management;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or comparable foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic; and
•	general economic conditions in the United States and abroad.

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

The closing of the private placement of $20.0 million of shares of our common stock by Glaxo Group Limited, an entity affiliated with GSK, or the Private Placement, has resulted in substantial dilution to our stockholders. If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

The closing of the Private Placement has resulted in substantial dilution to our stockholders. Immediately following the closing for $20.0 million of shares in the Private Placement, the holders of our common stock immediately prior to the closing of the Private Placement held approximately 95% of our outstanding common stock. If the common equity closing had occurred on June 30, 2020, the holders of our common stock prior to the Private Placement would have held approximately 95% of our outstanding common stock as of that date.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up entered into in connection with our IPO and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2020, we have a total of 27.2 million outstanding shares of our common stock.

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

In addition, as of June 30, 2020, approximately 4.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 5.0 million shares of our common stock, or approximately 18% of our total outstanding common stock as of June 30, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Enacted on June 29, 2020, California’s Assembly Bill No. 85 generally prohibits the total amount of refunds or credit offsets that would otherwise be allowed for a taxable year beginning on or after January 1, 2020, and before January 1, 2023, from exceeding $5,000,000. This bill would, subject to certain exceptions related to a taxpayer’s income, disallow a net operating loss deduction for any taxable year beginning on or after January 1, 2020, and before January 1, 2023, and would extend the carryover period for a net operating loss deduction disallowed by that provision, as specified. It is possible that these provisions could adversely affect our ability to utilize our net operating losses and business credits.

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

There has been no material change in our planned use of the net proceeds from our IPO as updated in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
April 1, 2020 to April, 2020	2,358	$0.82	—	$—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020	—	—	—	—
Total	2,358	$0.82	—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

10.1#	Transition and Separation Agreement, as amended, by and between IDEAYA Biosciences, Inc. and Julie Hambleton.	10-Q	5/12/2020	10.2

10.2#	Consulting Agreement by and between IDEAYA Biosciences, Inc. and Julie Hambleton.	10-Q	5/12/2020	10.3

10.3†	Collaboration, Option and License Agreement between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of June 15, 2020.				X

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

IDEAYA Biosciences, Inc.

Date: August 12, 2020	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)