Form 10-Q
period 2020-09-30
IDEAYA Biosciences, Inc.
filed 2020-11-12
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 29,069,719 shares of common stock, $0.0001 par value per share, outstanding.

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended September 30, 2020

Table of Contents

PART I—FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Balance Sheets	3
Condensed Statements of Operations and Comprehensive Loss	4
Condensed Statement of Stockholders’ Equity for Three Months Ended September 30, 2020 and September 30, 2019	5
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for Nine Months Ended September 30, 2020 and September 30, 2019	6
Condensed Statements of Cash Flows	7
Notes to Condensed Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
PART II—OTHER INFORMATION	47
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	107
Item 3. Defaults Upon Senior Securities	107
Item 4. Mine Safety Disclosures	107
Item 5. Other information	107
Item 6. Exhibits	108
SIGNATURES	109

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$81,238	$34,067
Short-term marketable securities	197,445	64,889
Prepaid expenses and other current assets	2,654	2,698
Total current assets	281,337	101,654
Restricted cash	106	106
Long-term marketable securities	10,158	1,526
Property and equipment, net	4,095	4,642
Right-of-use assets	5,515	5,057
Other non-current assets	173	16
Total assets	$301,384	$113,001
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,405	$709
Accrued liabilities	6,390	5,023
Contract liability	44,847	—
Lease liabilities	1,502	1,145
Other current liabilities	29	63
Total current liabilities	54,173	6,940
Long-term contract liability	46,186	—
Long-term lease liabilities	5,584	5,627
Other non-current liabilities	12	34
Total liabilities	105,955	12,601
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 29,066,161 and 20,339,461 shares issued and outstanding as of September 30, 2020 and December 31, 2019	3	2
Additional paid-in capital	317,242	192,824
Accumulated other comprehensive income	35	65
Accumulated deficit	(121,851)	(92,491)
Total stockholders’ equity	195,429	100,400
Total liabilities and stockholders’ equity	$301,384	$113,001

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$8,967	$—	$8,967	$—
Total revenue	8,967	—	8,967	—
Operating expenses
Research and development	10,025	8,923	27,647	25,778
General and administrative	3,938	2,700	11,384	7,174
Total operating expenses	13,963	11,623	39,031	32,952
Loss from operations	(4,996)	(11,623)	(30,064)	(32,952)
Interest income and other income (expense), net	70	654	704	1,758
Net loss	$(4,926)	$(10,969)	$(29,360)	$(31,194)
Change in unrealized (losses) gains on marketable securities	(22)	41	(30)	109
Comprehensive loss	$(4,948)	$(10,928)	$(29,390)	$(31,085)
Net loss per common share, basic and diluted	$(0.17)	$(0.54)	$(1.26)	$(3.15)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	28,396,670	20,158,223	23,235,218	9,895,574

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of June 30, 2020	27,184,824	$3	$288,923	$57	$(116,925)	$172,058
Issuance of common stock upon follow-on public offering, net of issuance costs	500,000	—	7,040	—	—	7,040
Issuance of common stock in private placement, net of issuance costs	1,333,333	—	19,988	—	—	19,988
Issuance of common stock upon exercise of stock options	53,353	—	297	—	—	297
Repurchase of early exercised shares	(5,349)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	13	—	—	13
Stock-based compensation	—	—	981	—	—	981
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(4,926)	(4,926)
Balances as of September 30, 2020	29,066,161	$3	$317,242	$35	$(121,851)	$195,429

Balances as of June 30, 2019	20,268,103	$2	$191,310	$37	$(70,741)	$120,608
Issuance of common stock upon exercise of stock options	62,501	—	190	—	—	190
Repurchase of early exercised shares	(2,362)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	18	—	—	18
Stock-based compensation	—	—	518	—	—	518
Other comprehensive income	—	—	—	41	—	41
Net loss	—	—	—	—	(10,969)	(10,969)
Balances as of September 30, 2019	20,328,242	$2	$192,036	$78	$(81,710)	$110,406

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

						Accumulated		Total
	Redeemable Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of December 31, 2019	—	$—	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	7,166,667	1	100,663	—	—	100,664
Issuance of common stock in private placement, net of issuance costs	—	—	1,333,333		19,988	—	—	19,988
Issuance of common stock upon exercise of stock options	—	—	218,724	—	1,028	—	—	1,028
Employee stock purchase plan (ESPP) purchase	—		18,494	—	132	—	—	132
Repurchase of early exercised shares	—	—	(10,518)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	—	—	44	—	—	44
Stock-based compensation	—	—	—	—	2,563	—	—	2,563
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(29,360)	(29,360)
Balances as of September 30, 2020	—	$—	29,066,161	$3	$317,242	$35	$(121,851)	$195,429

Balances as of December 31, 2018	13,139,794	$138,391	1,335,690	$—	$1,599	$(31)	$(50,516)	$(48,948)
Conversion of redeemable convertible preferred stock into common stock	(13,139,794)	(138,391)	13,139,794	1	138,390	—	—	138,391
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	1	50,246	—	—	50,247
Issuance of common stock upon exercise of stock options	—	—	114,890	—	261	—	—	261
Early exercised common stock options	—	—	2,112	—	—			—
Repurchase of early exercised shares	—	—	(14,244)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	1,449	—	—	1,449
Other comprehensive income	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	(31,194)	(31,194)
Balances as of September 30, 2019	—	$—	20,328,242	$2	$192,036	$78	$(81,710)	$110,406

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(29,360)	$(31,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,020	915
Net amortization of premiums and discounts on marketable securities	160	(451)
Stock-based compensation	2,563	1,449
Loss on sale of property and equipment	2	14
Realized gain on marketable securities	(3)	(7)
Changes in assets and liabilities
Prepaid expenses and other assets	(81)	(2,071)
Right-of-use assets	(459)	870
Accounts payable	684	(153)
Accrued and other liabilities	1,186	1,000
Contract liabilities	91,033	—
Lease liabilities	314	(979)
Net cash provided by (used in) operating activities	67,059	(30,607)
Cash flows from investing activities
Purchases of property and equipment, net	(314)	(1,137)
Purchases of marketable securities	(214,412)	(86,117)
Maturities of marketable securities	73,037	67,538
Sales of marketable securities	—	18,094
Net cash used in investing activities	(141,689)	(1,622)
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	100,664	50,321
Proceeds from issuance of common stock in private placement, net of issuance costs	19,988	—
Proceeds from exercise of common stock options, net of repurchases	1,017	251
Proceeds from ESPP purchase	132	—
Net cash provided by financing activities	121,801	50,572
Net increase in cash, cash equivalents and restricted cash	47,171	18,343
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	34,173	20,611
Cash, cash equivalents and restricted cash, at end of period	$81,344	$38,954

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$81,238	$38,848
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$81,344	$38,954

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Cash paid for interest	$62	$69
Supplemental non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$44	$91
Purchases of property and equipment in accounts payable and accrued liabilities	$161	$11
Unpaid offering costs	$31	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$138,391

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

Follow-On Offering

On June 22, 2020, the Company completed an underwritten public offering and sold and issued 6,666,667 shares of common stock at a price to the public of $15.00 per share for gross proceeds of $100.0 million. On July 22, 2020, the Company sold and issued an additional 500,000 shares of common stock upon the exercise of the overallotment option by the underwriters for gross proceeds of $7.5 million. The aggregate net proceeds to the Company were $100.7 million after deducting underwriting discounts and commissions and other offering costs.

Private Placement

The Company entered into a stock purchase agreement with Glaxo Group Limited, or GGL on June 17, 2020, pursuant to which, on August 3, 2020, the Company sold 1,333,333 shares at a price of $15.00 per shares to GGL for net proceeds of $20.0 million in a private placement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $121.9 million as of September 30, 2020. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2020, the Company had cash, cash equivalents and marketable securities of $288.8 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. The accompanying balance sheet as of September 30, 2020, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and September 30, 2019, the statements of stockholders’ equity for the three months ended September 30, 2020 and September 30, 2019, the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2020 and September 30, 2019 and the statements of cash flows for the nine months ended September 30, 2020 and September 30, 2019 are unaudited. In the opinion of management, the unaudited data reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2020 and September 30, 2019 and its cash flows for the nine months ended September 30, 2020 and September 30, 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and September 30, 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include useful lives of property and equipment, determination of the discount rate for operating leases, accruals for research and development activities, revenue recognition, stock-based compensation, and income taxes. Actual results could differ from those estimates.

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

Licenses of intellectual property: If a license to the Company’s intellectual property is determined to be distinct from the other promised goods or services identified in an arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license at the point in time when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other goods or services, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress toward satisfying the performance obligation for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition.

Customer options for additional goods or services: If a contract contains customer options that allow the customer to acquire additional goods or services, including a license to the Company’s intellectual property, the goods and services underlying the customer options are evaluated to determine whether they are deemed to represent a material right. In determining whether the customer option has a material right, the Company assesses whether there is an option to acquire additional goods or services at a discount. If the customer option is determined not to represent a material right, the option is not considered to be a performance obligation. If the customer option is determined to represent a material right, the material right is recognized as a separate performance obligation. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until the option is exercised.

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

Contractual cost sharing payments received from a customer or collaboration partner are accounted for as variable consideration. The Company includes an expected value in the transaction price. Contractual cost sharing payments made to a customer or collaboration partner are accounted for as a reduction to the transaction price if such payments are not related to distinct goods or services received from the customer or collaboration partner.

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

As of September 30, 2020, financial assets measured and recognized at fair value are as follows (in thousands):

		September 30, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$100,011	$8	$—	$100,019
Corporate bonds	Level 2	63,624	40	(14)	63,650
Commercial paper	Level 2	43,934	—	—	43,934
Marketable securities		207,569	48	(14)	207,603
Money market funds(1)	Level 1	81,135	—	—	81,135
Total fair value of assets		$288,704	$48	$(14)	$288,738

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2019, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$24,973	$32	$—	$25,005
Corporate bonds	Level 2	39,185	37	(4)	39,218
Commercial paper	Level 2	2,192	—	—	2,192
Marketable securities		66,350	69	(4)	66,415
Money market funds(1)	Level 1	34,008	—	—	34,008
Total fair value of assets		$100,358	$69	$(4)	$100,423

(1)	Included in cash and cash equivalents on the balance sheet

As of September 30, 2020, all marketable securities had a remaining maturity of one year or less, except for corporate bonds with a fair value of $10.2 million that had maturities of one to two years. As of December 31, 2019, all marketable securities had a remaining maturity of one year or less, except for corporate bonds with a fair value of $1.5 million that had maturities of one to two years. There were no financial liabilities measured and recognized at fair value as of September 30, 2020 and December 31, 2019.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(In Years)	2020	2019
Laboratory equipment	5	$4,336	$4,034
Computer equipment	3	117	117
Software	3	118	118
Leasehold improvements	Shorter of useful life or lease term	2,636	2,581
Furniture and fixtures	5	421	308
Total property and equipment		7,628	7,158
Less: Accumulated depreciation and amortization		(3,533)	(2,516)
Property and equipment, net		$4,095	$4,642

Depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued research and development expenses	$3,217	$2,787
Accrued salaries and benefits	2,425	1,733
Legal and professional fees	601	457
Other	147	46
Accrued liabilities	$6,390	$5,023

5. Operating Leases

The Company leases its laboratory and office facilities in South San Francisco, California under a non-cancelable operating lease with expiration date in July 2024 (“Original Lease”).

On September 30, 2019, the Company and the landlord of the laboratory and office facilities in South San Francisco entered into a second amendment (“Second Amendment”) to lease additional office spaces at the same location. The Company accounts for the Second Amendment as a separate contract and recognized a related right-of-use (“ROU”) asset and lease liability of $1.2 million on the lease commencement date in August 2020.

The maturities of operating lease liabilities as of September 30, 2020 are as follows (in thousands):

As of September 30, 2020	Operating Leases
Remaining fiscal 2020	$478
2021	1,930
2022	1,982
2023	2,036
2024	1,647
Total lease payments	8,073
Less: Interest	(987)
Present value of lease liabilities	$7,086
Amounts recognized on the balance sheet
Current lease liabilities	$1,502
Long-term lease liabilities	5,584
Total lease liabilities	$7,086

Operating lease cost was $0.4 million and $0.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

As of September 30, 2020, the ROU assets of $5.5 million are included in non-current assets on the balance sheet, and lease liabilities of $7.1 million are included in current liabilities and non-current liabilities on the balance sheet.

As of September 30, 2020, the remaining term for the operating lease in South San Francisco, California is 3.8 years, and the discount rate used to measure the lease liability for such operating lease upon recognition is 7.0% for the Original Lease and 6.0% for the Second Amendment.

During the nine months ended September 30, 2020, cash paid for amounts included in operating lease liabilities of $1.2 million is included in cash flows from operating activities on the statement of cash flows.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2020, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material.

7. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the nine months ended September 30, 2020 and September 30, 2019 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses in the CARES Act include a five-year net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of 80% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the quarter ended September 30, 2020.

On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of net operating losses and limits the use of research tax credits for 2020, 2021 and 2022, respectively. The Company evaluated the impact of AB 85 and determined that the new legislation did not materially impact the Company’s income tax provision for the quarter ended September 30, 2020.

8. Common Stock

As of September 30, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of September 30, 2020 and December 31, 2019, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2020	2019
Exercise of outstanding options under the 2015 and 2019 Plans	2,592,537	1,962,332
Issuance of common stock options under the 2019 Plan	1,011,913	1,036,746
Issuance of common stock options under the Employee Stock Purchase Plan	379,900	195,000
Total	3,984,350	3,194,078

9. Stock-Based Compensation

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020. For the nine months ended September 30, 2020, the Company recorded less than $0.1 million of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$296	$227	$893	$679
General and administrative	685	291	1,670	770
Total stock-based compensation expense	$981	$518	$2,563	$1,449

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	1,036,746	1,962,332	$6.03	8.63
Additional shares authorized	813,578	—
Options granted	(1,205,926)	1,205,926	$8.29
Options exercised	—	(218,724)	$4.70
Options repurchased	10,518	—	$1.08
Options canceled	356,997	(356,997)	$6.52
Balance, September 30, 2020	1,011,913	2,592,537	$7.13	8.57
Exercisable as of September 30, 2020		755,278	$5.64	7.70
Vested and expected to vest as of September 30, 2020		2,592,537	$7.13	8.57

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 and September 30, 2019 was $6.00 and $7.20 per share, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2020 and September 30, 2019 was $1.4 million and $0.7 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of September 30, 2020 and December 31, 2019, total unrecognized stock-based compensation expense for stock options was $9.0 million and $5.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.67 years and 2.81 years, respectively.

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

During the nine months ended September 30, 2020 and September 30, 2019, the Company repurchased 10,518 and 14,244 shares of common stock, respectively. As of September 30, 2020 and December 31, 2019, shares that were subject to repurchase were 26,463 and 84,964, respectively. The aggregate exercise price of early exercised shares as of September 30, 2020 and December 31, 2019 was less than $0.1 million and $0.1 million, respectively, which were recorded in other current liabilities and other non-current liabilities.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Expected term	6.1 years	5.4 - 6.1 years	5.5 - 6.1 years	5.4 - 6.1 years
Expected volatility	90.3% - 95.1%	77.2% - 81.6%	84.9% - 95.1%	77.2% - 82.2%
Risk-free interest rate	0.3% - 0.4%	1.4% - 1.9%	0.3% - 1.5%	1.4% - 2.5%
Dividend yield	0%	0%	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	14,625	$0.82
Vested	—
Unvested, September 30, 2020	14,625	$0.82

As of September 30, 2020 and December 31, 2019, 14,625 shares of restricted stock were outstanding with an aggregate purchase price of less than $0.1 million, which is recorded in other non-current liabilities on the balance sheets. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by an employee at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the nine months ended September 30, 2020 and September 30, 2019 was zero and less than $0.1 million in each period.

10. Significant Agreements

GlaxoSmithKline Collaboration, Option and License Agreement

In June 2020, the Company entered into a Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK, pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting methionine adenosyltransferase 2a, or MAT2A, DNA Polymerase Theta, or Pol Theta or POLQ, and Werner Helicase, or WRN. On July 27, 2020 (“Effective Date”), the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the GSK Collaboration Agreement, GSK agreed to pay the Company $100.0 million (the “Upfront Payment”) within ten business days of the Effective Date of the GSK Collaboration Agreement. On July 31, 2020, the Company received the Upfront Payment.

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

The GSK Collaboration Agreement will continue in effect on a product-by-product and country-by-country basis until the expiration of the obligation to make payments under the GSK Collaboration Agreement with respect to such product in each country, unless earlier terminated by either party pursuant to its terms. Either the Company or GSK may terminate the GSK Collaboration Agreement for the other party’s insolvency or certain uncured breaches. The Company may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain patents of the Company. GSK may terminate the GSK Collaboration Agreement in its entirety or on a target-by-target basis upon 90-day notice to the Company.

Pfizer Clinical Trial Collaboration and Supply Agreement

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or the Supply Agreement, which was subsequently amended in September 2020. Pursuant to the Supply Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and cMET inhibitor, crizotinib, to evaluate the combination in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. Under the Supply Agreement, the Company will sponsor a Phase 1/2 clinical trial for its product candidate, IDE196, and Pfizer will supply the Company with binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Supply Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 10, Significant Agreements).

Contract balances

As of September 30, 2020, the company had $91.0 million of contract liabilities, and no balance of accounts receivable or contract asset related to the GSK Collaboration Agreement.

The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets, and contract liabilities on the balance sheets. Subsequent to each quarter end, when the Company and GSK finalizes the reimbursable program costs, the Company recognizes accounts receivable, which are derecognized upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Performance obligations

The Company has identified the following six performance obligations associated with the GSK Collaboration Agreement:

(i)	Preclinical and Phase 1 Monotherapy clinical research and development services under the MAT2A program (“MAT2A R&D Services”)
(ii)	Preclinical research services and the related license to IDEAYA-owned technology under the Pol Theta program (“Pol Theta R&D Services”)
(iii)	Preclinical research services and the related license to IDEAYA-owned technology under the WRN program (“WRN R&D Services”)
(iv)	Material right associated with the option to license IDEAYA-owned technology under the MAT2A program (defined as the “Option” in Note 10)
(v)

Material right associated with the option to license to IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities in preparation for the MAT2A Combination Trial (“Preclinical MAT2A License”)

(vi)	Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”)

The Company will recognize revenue related to amounts allocated to the MAT2A R&D services as the underlying services are performed over the period through the delivery of the data package, which will be generated from its conduct of the MAT2A Phase 1 monotherapy clinical trial. The Company uses its internal research and development capability and may also engage third-party clinical research organizations, or CROs, in transferring the MAT2A R&D services, for which the Company acts as a principal.

With respect to the Pol Theta and WRN programs, the Company identified two promises: (1) granting of the license to develop and commercialize Pol Theta and WRN products, respectively, and (2) the preclinical research services. The Company has determined that these two promises are not distinct within the context of the contract. As of the effective date of the GSK Collaboration Agreement, both programs were at an early stage, and the Company was yet to identify any development candidate for either program, which will require the completion of certain preclinical studies. After the Company and GSK identify a development candidate, a series of IND-enabling studies will be conducted before an Investigational New Drug application is submitted to the FDA. Due to the early stage of development, the Company’s preclinical research services are expected to transform the underlying technology and significantly modify or customize the license. Therefore, the two promises are not distinct from each other and are accounted for as a single performance obligation for each of the Pol Theta and WRN programs, respectively. The Company will recognize revenue related to amounts allocated to the Pol Theta R&D Services and WRN R&D Services as the underlying services are performed over the period through the completion of the Pol Theta and WRN preclinical research programs, respectively. Within 90 days from the end of each calendar quarter, GSK will reimburse the Pol Theta program costs incurred by the Company. Within 75 days from the end of each calendar quarter, the Company and GSK will determine the amounts of WRN program costs incurred by both parties and the net amount owed by GSK to the Company or by the Company to GSK, which will be paid within 75 days from such determination by a reimbursing party. The Company uses its internal research capability and may also engage third-party clinical research organizations, or CROs, in transferring the Pol Theta R&D services and WRN R&D services, for which the Company acts as a principal.

Upon exercise of the Option, GSK will obtain the license to develop and commercialize MAT2A products. The Company has concluded that this Option results in a material right as the option exercise fee contains a discount that GSK would not have otherwise received. The Company has determined the nature of the license to develop and commercialize MAT2A products to be functional. After exercise of the Option, the Company will recognize revenue, when it makes the underlying MAT2A technology available to GSK, which will immediately be able to use and benefit from its right to use the intellectual property.

The Company has identified two additional customer options under the MAT2A program, both of which have been determined a material right. GSK may elect to conduct certain preclinical activities in preparation for the MAT2A Combination Trial and may elect to exercise the option to license to MAT2A technology. GSK may be able to use and exploit the license to the extent necessary for GSK’s performance of such preclinical activities. The Company will not receive any consideration for providing such license and has concluded that this license option results in a material right as it involves a discount that GSK would not have otherwise received. The Company has determined the nature of such license to MAT2A technology to be functional. As of September 30, 2020, GSK has exercised the Preclinical MAT2A License, and the Company has made the underlying MAT2A technology available to GSK, which is immediately able to use and benefit from its right to use the intellectual property. Accordingly, the Company recognized revenue from the Preclinical MAT2A License in the quarter ended September 30, 2020.

If GSK elects to conduct the MAT2A Combination Trial, the Company will supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company will recognize revenue, as it transfers the control of the MAT2A product to GSK. The Company has not supplied MAT2A product as of September 30, 2020.

Transaction price allocated to the remaining performance obligations

At inception of the GSK Collaboration Agreement, the Company determined that the transaction price was $108.5 million, including the Upfront Payment, and the estimated reimbursable program costs. The remaining aggregated performance obligations as of September 30, 2020 were $96.6 million, $48.7 million of which is expected to be satisfied over the next 12 months.

The Company applies the sales-based royalty exception to the commercial milestones and tiered royalties for all programs because GSK would ascribe significantly more value to the license than to the other goods or services to which the commercial milestones and tiered royalties relate. The Company will be entitled to receive the commercial milestones either when the first commercial sale occurs, or when the predefined net sales in a calendar year are achieved, upon which the variability will be resolved. Also, the Company will be entitled to receive the tiered royalties during a calendar year when global net sales of each product occur, upon which the variability will be resolved.

Significant judgements

In applying ASC 606 to the GSK Collaboration Agreement, the Company made the following judgments that significantly affect the timing and amount of revenue recognition:

1.	Determination of the transaction price, including whether any variable consideration is included at inception of the contract

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer. The transaction price must be determined at inception of a contract and may include amounts of variable consideration. However, there is a constraint on inclusion of variable consideration in the transaction price, if there is uncertainty at inception of the contract as to whether such consideration will be recognized in the future.

The decision as to whether or not it is probable that a significant reversal of revenue will occur in the future, depends on the likelihood and magnitude of the reversal and is highly susceptible to factors outside the Company’s influence (for example, the Company cannot determine the outcome of clinical trials; the Company cannot determine if or when the counterparty will initiate or complete clinical trials; and the Company cannot determine if or when an regulatory agency provides any approval). In addition, the uncertainty is not expected to be resolved for a long period and finally, the Company has limited experience in the field. Therefore, at inception of the GSK Collaboration Agreement, development and regulatory milestones were fully constrained and were not included in the transaction price based on the factors noted above.

The Company constrains estimates of other variable consideration, such as reimbursable program costs, to amounts that are not expected to result in a significant revenue reversal in the future. The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

2.	Determination of the estimate of the standalone selling price of performance obligations

In order to recognize revenue under ASC 606, for contracts for which more than one distinct performance obligation has been identified, the Company must allocate the transaction price to the performance obligations based upon their standalone selling prices. The best evidence of standalone selling price is an observable price of a good or service when sold separately by an entity in similar circumstances to similar customers. If such evidence is not available, standalone selling price should be estimated so that the amount that is allocated to each performance obligation equals the amount that the entity expects to receive for transferring goods or services. The Company has identified more than one performance obligation in the GSK Collaboration Agreement. Since evidence based on observable prices is not available for the performance obligations, the Company considered market conditions and entity-specific factors, including those contemplated in negotiating the agreements, as well as certain internally developed estimates.

The Company determined the estimate of standalone selling price of the MAT2A R&D Services, Pol Theta R&D Services, and WRN R&D Services by using the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate. The Company determined the estimate of standalone selling price of the Option by using risk-adjusted net present value analysis. Finally, the Company determined the estimate of standalone selling price of the Preclinical MAT2A License and MAT2A Supply by using the expected costs of satisfying the performance obligation.

3.	Determination of the method of allocation of the transaction price to the distinct performance obligations

At inception of the GSK Collaboration Agreement, the Company allocated the transaction price among the six performance obligations based on their relative selling prices, determined as described above.

4.	Determination of the timing of satisfaction of performance obligations

The Company recognizes revenue from the MAT2A R&D Services, Pol Theta R&D Services and WRN R&D Services over time, as GSK simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. The Company measures its progress toward complete satisfaction of the MAT2A R&D Services, Pol Theta R&D Services and WRN R&D Services based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligations. As the Company performs, it shares the results of research and development studies with GSK through the joint development committee. Accordingly, the cost incurred method faithfully depicts the Company’s performance of the MAT2A R&D Services, Pol Theta R&D Services and WRN R&D Services.

The license to IDEAYA-owned technology under the MAT2A program underlying the Option and Preclinical MAT2A License is functional in nature. Upon the exercise of the material right associated with the option to license to IDEAYA-owned technology under the MAT2A program, the Company will recognize revenue upon the later of transfer of the underlying technology to GSK and the beginning of the period during which GSK is able to use and benefit from its right to use the underlying technology.

After the exercise of the material right associated with the supply of MAT2A product for the MAT2A Combination Trial, the Company recognize revenue as it transfers the control of MAT2A product to GSK.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(4,926)	$(10,969)	$(29,360)	$(31,194)
Denominator:
Weighted-average shares outstanding	28,447,329	20,307,383	23,305,249	10,087,459
Less: weighted-average unvested restricted shares and shares subject to repurchase	(50,659)	(149,160)	(70,031)	(191,885)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	28,396,670	20,158,223	23,235,218	9,895,574
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.54)	$(1.26)	$(3.15)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2020	2019
Options to purchase common stock	2,592,537	1,921,259
Unvested restricted stock awards	14,625	14,899
Unvested early exercised common stock options	26,463	116,306
Total	2,633,625	2,052,464

As of September 30, 2020, the Company has contributions from plan participants of $0.2 million under the ESPP, which if converted, would be equivalent to 22,236 shares based on 85% of the stock price at the beginning of the offering period.

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

IDE397 – MAT2A Inhibitor Development Candidate

Our lead synthetic lethality research program targets methionine adenosyltransferase 2a, or MAT2A, for solid tumors with MTAP deletions, a patient population estimated to represent approximately 15% of solid tumors.

Our MAT2A inhibitor development candidate is designated as IDE397.  Our preclinical activities continue to support IDE397 as a development candidate and a potential clinical candidate.

We are evaluating the efficacy of monotherapy IDE397 in over forty solid tumor patient derived xenograft, or PDX, models with homozygous MTAP deletions.  Preliminary results show in vivo efficacy in multiple MTAP-null xenograft models demonstrating tumor growth inhibition when MAT2A is pharmacologically inhibited with IDE397 as monotherapy, including in non-small cell lung cancer.

We have completed the in-life phase of our ongoing good laboratory practice, or GLP, compliant toxicology studies with IDE397 in multiple species.

Subject to satisfactory completion of GLP toxicology studies and completion of chemistry, manufacturing and control, or CMC, certification requirements, we are targeting to submit an investigational new drug application, or IND, to the FDA for IDE397 in December 2020. Subject to effectiveness of the IND, we anticipate initiating a Phase 1 clinical trial for clinical evaluation of IDE397 as monotherapy in the first half of 2021.

Preclinical combination tolerability and efficacy studies are ongoing with IDE397 and GSK3368715, GSK’s Phase 1 Type 1 PRMT inhibitor, including in multiple MTAP-null in vivo efficacy models.

We plan to lead research and development of IDE397 through early clinical development, in collaboration with GlaxoSmithKline pursuant to the Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK.

PARG

We are advancing our preclinical research for an inhibitor of poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with BRCA2 mutations and potentially other genetic and/or molecular signatures.

One of our PARG inhibitor compounds, designated as IDB-PARG, has demonstrated dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple PDX models.

We are continuing to evaluate the efficacy of IDB-PARG as monotherapy across a panel of additional solid tumor PDX models with specific genetic alterations.

We entered into a strategic collaboration with the Broad Institute of MIT and Harvard focused on synthetic lethality target and biomarker discovery. Among other objectives, our collaboration with the Broad Institute will evaluate paralog CRISPR knockdown in selected cell lines in conjunction with pharmacological inhibition of PARG to inform patient selection and combination strategies in ovarian and breast cancer.

Subject to further preclinical studies, we are targeting to identify a PARG inhibitor development candidate in 2021.

Werner Helicase

We are also continuing to advance our preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase, or WRN, for patients having tumors with high microsatellite instability, or MSI.  We have observed dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic, or PD, response in multiple endogenous MSI high cell lines.

For this program, we plan to continue further development in collaboration with GSK pursuant to the GSK Collaboration Agreement.

Pol Theta

We are progressing our program targeting DNA Polymerase Theta, or Pol Theta or POLQ, in collaboration with GSK for patients having solid tumors with BRCA or other homologous recombination deficiency, or HRD, mutations.  We have shown combination activity with multiple PARP inhibitors, including niraparib. We have demonstrated synergistic in vivo efficacy of a Pol-theta inhibitor with niraparib: the combination of our Pol Theta inhibitor with niraparib enhanced the activity of niraparib in the DLD1 BRCA2-/- xenograft model.  Tumor regressions were observed for all animals in the study which were administered the combination.

We plan to continue further development of our POLQ program, including both protein degraders and small molecule inhibitors in collaboration with GSK pursuant to the GSK Collaboration Agreement, and are targeting selecting a development candidate for a Pol Theta small molecule inhibitor in 2021.

DNA Damage Target

We have initiated early preclinical research programs to identify small molecule inhibitors for multiple distinct DNA Damage Targets, or DDTs, for patients with solid tumors characterized by a proprietary biomarker or a gene signature.

Synthetic Lethality Target and Biomarker Discovery Platform

Synthetic lethality continues to be our core research focus.  We have invested significantly and continue to invest in capabilities for identification and validation of new synthetic lethality targets.  For targets of interest, we advance our research to discover therapeutic drugs and relevant biomarkers.

Our synthetic lethality research platform integrates a broad set of computational and functional capabilities.  These capabilities collectively reflect the convergence of advancements in biology, molecular biology, chemistry and information technologies.  For example, molecular biology approaches such as gene knockdown using siRNA, gene editing using CRISPR, quantitative DNA/RNA analysis, protein expression profiling and genomic sequencing can be applied across broad cell lines to create substantial data sets.  Data analytics and computational approaches are used to mine such data sets to identify novel targets and biomarker hypotheses.  These hypotheses are experimentally validated by developing and applying relevant biological assays.

We have established a comprehensive platform to computationally and empirically identify high value synthetic lethal pairs in defined patient populations.  This platform integrates across parallel data sets, each including orthogonal content based on particular screening efforts.  These screens include evaluation of curated, genetically defined and preselected model cell sets indicative of targeted patient populations.  Our platform includes a proprietary library and data set resulting from our DECIPHER™ Dual CRISPR Synthetic Lethality library constructed in collaboration with University of California, San Diego.  The platform will also include data from our recently announced proprietary PAGEO™, or Paralogous Gene Evaluation in Ovarian cancer, library being developed in collaboration with the Broad Institute utilizing the Sellers laboratory CRISPR paralog screening platform to evaluate functionally redundant paralogous genes across ovarian cancer subtypes.  Additionally, we are members of the DepMap (Cancer Dependency Map) consortium led by the Broad Institute, through which we have access to a comprehensive data set of genome-wide cell-based screens, including isogenic screens, conducted by the Broad Institute and other contributing institutes, including pre-publication access to new data releases. As a further component of our synthetic lethality platform, we are conducting computational data mining and analysis of relevant public databases, such as The Cancer Genome Atlas, or TCGA, cBioPortal, and Cancer Cell Line Encyclopedia, or CCLE, among others.  Such computational approaches include our proprietary algorithms which enable us to determine synthetic lethality targets and biomarkers enabling patient stratification.

We have established internal bioinformatics capabilities, which are supplemented by external resources.  We are applying these capabilities and resources to integrate using proprietary algorithms and unsupervised machine learning across each of the orthogonal data sets in our platform.  These integrated, comprehensive analysis efforts allow us to determine synthetic lethality target / biomarker pairs with the strongest signals across the data sets.  Potential therapeutic targets are ranked based on several factors, including the strength of the synthetic lethal interaction, potential drugability, potential clinical development path, and potential market opportunity.   The most promising therapeutic targets are validated empirically.

DECIPHER™ Dual CRISPER Synthetic Lethality Library – UCSD

We have constructed our DECIPHER Dual CRISPR library for synthetic lethality target and biomarker discovery in collaboration with the University of California, San Diego, and bioinformatics analysis and validation are ongoing.  The DECIPHER 1.0 library is focused on DNA Damage Repair targets across various tumor suppressor genes and oncogenes of interest that were selected based on their known prevalence and role in solid tumors, enabling evaluation of approximately 50,000 independent gene knockout combinations of DDR pathway related drug targets across known tumor suppressor genes.

PAGEO™ Paralogous Gene Evaluation in Ovarian Cancer and Dep Map Consortium – Broad Institute

On October 21, 2020, we entered into a strategic collaboration with the Broad Institute of MIT and Harvard focused on synthetic lethality target and biomarker discovery.   This collaboration will use the large-scale CRISPR paralog screening platform developed at the laboratory of William R. Sellers, M.D., Core Institute Member, Broad Institute, to evaluate functionally redundant paralogous genes across ovarian cancer subtypes and to generate novel target and biomarker hypotheses.  Dr. Sellers, who also serves on our Scientific Advisory Board, is the principal investigator for the strategic collaboration.  We have also become a member of the Broad DepMap (Cancer Dependency Map) consortium led by the Broad Institute to further enhance our efforts in bioinformatics and cell-based screening for synthetic lethality target and biomarker discovery and validation.

We are also continuing to invest in our capabilities to advance our research on newly identified synthetic lethality targets of interest, including to enable discovery of therapeutic drugs and relevant biomarkers.  These investments include both additional research personnel and capital investments, which will enhance our capabilities broadly, including in target validation, biological assay development, protein synthesis, structural biology, computational chemistry, and analytical chemistry, among other core functional areas.

Collaboration, Option and License Agreement with GSK for Synthetic Lethality Programs

On June 15, 2020, we entered into the GSK Collaboration Agreement, with GSK, pursuant to which we and GSK have entered into a strategic partnership and collaboration for our synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase.

On July 27, 2020, or the Effective Date, the GSK Collaboration Agreement became effective upon the parties’ receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance.  We received from GSK an up-front payment of $100.0 million in cash following the Effective Date.

GSK Collaboration – MAT2A Program

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

GSK Collaboration - Pol Theta Program

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

We believe there are potential synergies to evaluate a combination between our Pol Theta program and GSK’s approved PARP inhibitor, Zejula™, targeting the BRCA and HRD patient population.

GSK Collaboration - Werner Helicase Program

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

GSK Collaboration - General

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

The GSK Collaboration Agreement will continue in effect on a product-by-product and country-by-country basis until the expiration of the obligation to make payments under the GSK Collaboration Agreement with respect to such product in each country, unless earlier terminated by either party pursuant to its terms. Either we or GSK may terminate the GSK Collaboration Agreement for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain patents of the Company. GSK may terminate the GSK Collaboration Agreement in its entirety or on a target-by-target basis upon 90-day notice to us.

The GSK Collaboration Agreement contains various representations, warranties, covenants, dispute resolution mechanisms, indemnities and other provisions generally customary for transactions of this nature.

IDE196 - PKC Inhibitor Clinical Candidate

We continue to execute on our ongoing Phase 1/2 clinical trial and preclinical research activities for our clinical candidate IDE196, a protein kinase C, or PKC, inhibitor for genetically-defined cancers having activating GNAQ or GNA11 hotspot mutations, including in metastatic uveal melanoma, or MUM, skin melanoma and other solid tumors.

Our clinical trial strategy is to pursue IDE196 combination therapies in MUM, including with binimetinib, a MEK inhibitor, and independently with crizotinib, a cMET inhibitor, each pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer.  We have formed a joint development committee with Pfizer responsible for coordinating all regulatory and other activities under the Pfizer Agreement, including for both the IDE196/binimetinib combination study and IDE196/crizotinib combination study.  If the clinical data from either or both of these combination studies is positive, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

We are continuing to evaluate IDE196 as monotherapy in non-MUM cancers, including in skin melanoma, where we recently announced meeting the clinical protocol criteria for an expansion cohort, based on observing one confirmed partial response in an initial four evaluable patients.

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

The IDE196 / binimetinib combination arm of our Phase 1/2 clinical trial is supported through the Pfizer Agreement, pursuant to which Pfizer supplies us with their MEK inhibitor, binimetinib. We have established a joint development committee with Pfizer to facilitate combination arm drug supply, trial initiation and ongoing development.

We are continuing patient enrollment into the IDE196 / binimetinib combination arm under the clinical trial collaboration and supply agreement with Pfizer and are targeting combination expansion in the first quarter of 2021.   We anticipate interim data from the IDE196 / binimetinib combination therapy Phase 1/2 portion of the clinical trial in MUM patients in 2021.

IDE196 / Crizotinib Combination Therapy

On September 23, 2020, we expanded the scope of our Pfizer Agreement to evaluate IDE196 and crizotinib as a combination therapy in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

We identified cMET as a potential biomarker and a cMET inhibitor as potential combination agent though our ongoing translational research.  We observed preclinical synergies in cellular models, and a retrospective analysis of human clinical samples from the Novartis Phase 1 clinical trial also independently supported cMET expression / activation as potential biomarker / combo agent.

We are the sponsor of this arm of the clinical trial and are targeting initiation in late 2020 to early 2021 to evaluate the combination of IDE196 and crizotinib.  An initial dose escalation portion of this arm of the clinical trial will be evaluating the safety and efficacy of IDE196 in combination with crizotinib at various dose combinations, initially in patients with metastatic uveal melanoma, or MUM.  Following our evaluation of tolerability and preliminary efficacy from the IDE196 / crizotinib combination arm of the clinical trial in MUM, we may also evaluate IDE196 / crizotinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

Pursuant to the Pfizer Agreement, Pfizer will supply us with their cMET inhibitor, crizotinib. We have established a joint development committee with Pfizer to facilitate combination arm drug supply, trial initiation and ongoing development.

IDE196 Monotherapy

Our ongoing monotherapy arm of the Phase 1/2 clinical trial was initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design.  We have completed enrollment in the monotherapy arm of the Phase 1/2 clinical trial in MUM.  We are also enrolling other, non-MUM solid tumors harboring GNAQ or GNA11 hotspot mutations, such as skin melanoma.

In the Phase 2 basket arm evaluating IDE196 as monotherapy in non-MUM solid tumors harboring GNAQ or GNA11 hotspot mutations (GNAQ/11), the clinical protocol criteria have been met for cohort expansion in cutaneous melanoma, or skin melanoma. We are actively enrolling for this Phase 2 cohort expansion in skin melanoma. Of 4 evaluable skin melanoma patients harboring GNAQ/11 hotspot mutations (excluding 1 non-evaluable) as of August 1, 2020, a 100% Disease Control Rate was observed, and one confirmed partial response (cPR) was determined by RESIST, or Response Evaluation Criteria in Solid Tumors, 1.1 guidelines, satisfying the protocol requirement of at least one RECIST response in the first Stage 1 cohort (n=9) in order to expand into a second Stage 2 cohort (n=15).  Following satisfaction of the clinical protocol criteria, we can enroll an additional 15 skin melanoma patients harboring GNAQ/11 mutations into the Stage 2 cohort expansion, for a total planned enrollment of 24 patients in the skin melanoma cohort.

As of November 1, 2020, we have enrolled a total of seven patients with solid tumors other than MUM, including six patients with skin melanoma, into the Phase 2 monotherapy basket arm.

We have added and are continuing to access potential additional clinical trial sites to supplement enrollment into the Phase 2 basket arm of the IDE196 clinical trial.  We have established a relationship with Tempus and with CARIS, in each case through which we are accessing their network of clinical trial sites into which we can enroll qualifying patients having tumors harboring GNAQ/11 hotspot mutations.

We anticipate disclosing interim data from the monotherapy arm of our ongoing IDE196-001 Phase 1/2 basket trial in 2021.

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

We initiated 13-week good laboratory practice-, or GLP-, compliant toxicology studies in two species in November 2019, in support of an FDA requirement that results of these studies be submitted prior to enrollment of more than approximately 50 patients in the potentially registrational arm that will support a marketing application. We have completed the 13-week preclinical toxicology studies of IDE196 in two species.

We plan to evaluate clinical tolerability and efficacy data from each of the ongoing IDE196 monotherapy Phase 1 portion of the clinical trial in MUM patients and the IDE196 combination therapy Phase 1/2 portions of the clinical trial in MUM patients, as well as potential strategic partnering of the IDE196 program, prior to initiation of a potentially registrational clinical trial in MUM.  We will provide updated guidance on timing for a potential NDA submission for IDE196 in MUM after making such decision on a potential registrational pathway in MUM.

Other Potential Indications

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

Enrollment into the combination arm evaluating IDE196 and binimetinib and/or the combination arm of IDE196 and crizotinib, in each case as combination therapy in MUM and non-MUM solid tumors having GNAQ or GNA11 hotspot mutations, may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into this combination arm of the Phase 1/2 clinical trial is currently uncertain.

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

Clinical Trial Collaboration and Supply Agreement for IDE196 Program

On March 11, 2020, we entered into the Pfizer Agreement with Pfizer Inc., pursuant to which Pfizer will supply us with their MEK inhibitor, binimetinib, to evaluate the combination in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations.

On September 23, 2020, we expanded the scope of our clinical trial collaboration and supply agreement with Pfizer, pursuant to which Pfizer will supply us with their cMET inhibitor, crizotinib to evaluate IDE196 and crizotinib as a combination therapy in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

For each of the IDE196/binimetinib and IDE196/crizotinib combination arms of the clinical trial, we have established a joint development committee, and there will be joint decision making and data sharing of the clinical trial results between the parties. We will sponsor the clinical studies and Pfizer will provide the binimetinib and crizotinib drug supply. If there is clinical data from the collaboration studies that could be used to obtain regulatory approvals or label changes, we will enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

Public Offering and Sale of IDEAYA Common Stock

On June 22, 2020, we closed on an underwritten public offering, or the Offering, of 6,666,667 shares of our common stock at an offering price of $15.00 per share, pursuant to which we received gross proceeds of $100.0 million, before deducting underwriting discounts and commissions and other offering expenses.

On July 22, 2020, as part of the Offering, the Company sold and issued an additional 500,000 shares of common stock upon the exercise of the overallotment option by the underwriters for gross proceeds of $7.5 million before deducting underwriting discounts and commissions and other offering.  We realized aggregate gross proceeds of $107.5 million from the Offering, including gross proceeds from the sale of shares in the base Offering and the sale of shares from exercise of the overallotment option, and before deducting underwriting discounts and commissions and other offering expenses payable by us.

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

On August 3, 2020, following HSR Clearance of the associated GSK Collaboration Agreement, we closed on the private placement of 1,333,333 shares of our common stock to Glaxo Group Limited, or GGL, an affiliate of GlaxoSmithKline, at a price per share of $15.00, which is equal to the public offering price per share in the Offering. The common stock sold pursuant thereto was not registered under the Securities Act of 1933, as amended, or the Securities Act. We received proceeds of $20.0 million from the sale of these shares in this private placement.

Prospectus Supplement - At-the-Market Facility

On August 12, 2020, we filed a prospectus supplement to the prospectus dated June 10, 2020, activating our at-the-market, or ATM, facility by entering into a sales agreement with Jefferies LLC, or Jefferies, relating to shares of our common stock offered by the prospectus supplement and the accompanying prospectus. Pursuant to the terms of the sales agreement, we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $50,000,000 from time to time through Jefferies acting as agent. During the three months ended September 30, 2020, we did not make any sales under the ATM facility.

Corporate Update

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations through September 30, 2020 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes. In May 2019, we completed our initial public offering, or IPO. In June and July 2020, we added an aggregate of $227.5 million to our balance sheet from a follow-on public offering of $107.5 million in gross proceeds, a direct private placement equity investment by GGL with $20.0 million in gross proceeds, and a non-dilutive upfront cash payment of $100 million from GSK.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.  Certain program costs that contribute to our operating expenses will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program, and if GSK exercises the Option, also the MAT2A program. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $29.4 million and $31.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $121.9 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the IDE196 monotherapy arm of our IDE196-001 clinical trial, (ii) our PARG program and (iii) our DNA Damage Target or DDT program.  We are leading clinical development in the ongoing IDE196 / binimetinib combination arm and the planned IDE196/crizotinib combination arm of our IDE196-001 clinical trial, in each case in coordination with Pfizer pursuant to the Clinical Trial Collaboration and Supply Agreement.  We are leading preclinical development and plan to lead early-stage clinical development for evaluation of IDE397 in a clinical trial which we plan to initiate in the first half of 2020, in coordination with GSK pursuant to the GSK Collaboration Agreement.  We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $288.8 million.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.   Anticipated clinical milestones in our synthetic lethality pipeline include Phase 1 monotherapy interim data for IDE397, our MAT2A inhibitor development candidate, Phase 1 monotherapy interim data for our Pol theta inhibitor development candidate, which we are targeting to designate in 2021, and Phase 1 initiation for our PARG inhibitor development candidate, which we are targeting to select in 2021.  Anticipated clinical milestones for our IDE196 Phase 1/2 clinical trial include initiation of a Phase 1 dose escalation arm of our clinical trial for evaluating IDE196 and crizotinib as combination therapy in the first half of 2021,  expansion of IDE196 / binimetinib combination arm of clinical trial, interim data for IDE196 monotherapy in MUM and other GNAQ/11 solid tumors, as well as interim data for IDE196 and binimetinib as combination therapy in 2021.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue primarily consists of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to upfront payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments, option exercise payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, and milestone and other payments.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			%
	2020	2019	Change	Change
Revenue:
Collaboration revenue	$8,967	$—	$8,967	100%
Operating expenses:
Research and development	10,025	8,923	1,102	12%
General and administrative	3,938	2,700	1,238	46%
Loss from operations	(4,996)	(11,623)	6,627	57%
Interest income and other income (expense), net	70	654	(584)	(89%)
Net loss	$(4,926)	$(10,969)	$6,043	55%

Collaboration Revenue

Collaboration revenue increased by $9.0 million in the three months ended September 30, 2020. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Collaboration revenue recognized in the three months ended September 30, 2020 also included revenue from the exercise by GSK of the material right associated with the option to license IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities.

Research and Development Expenses

Research and development expenses increased by $1.1 million, or 12%, from the three months ended September 30, 2019 to the three months ended September 30, 2020. The increase in research and development expenses was primarily due to an increase in fees to CROs of $1.2 million as well as fees to contractors of $0.5 million related to support costs for our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors, the advancement of our lead product candidates through preclinical studies and regulatory support activity, which was partially offset by a decrease in costs for laboratory supplies used in support of our research programs of $0.4 million and a decrease in payroll expenses, including salaries, benefits and stock-based compensation expense, of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 46%, from the three months ended September 30, 2019 to the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $0.9 million related to increased headcount to support our growth as a public company and an increase in consulting expenses of $0.2 million related to human resources, accounting and information technology projects.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.6 million, or 89%, from the three months ended September 30, 2019 to the three months ended September 30, 2020, primarily due to a decrease in interest rate yields on our cash, cash equivalents and marketable securities balances during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Comparison of Nine months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,			%
	2020	2019	Change	Change
Revenue:
Collaboration revenue	$8,967	$—	$8,967	100%
Operating expenses:
Research and development	27,647	25,778	1,869	7%
General and administrative	11,384	7,174	4,210	59%
Loss from operations	(30,064)	(32,952)	2,888	9%
Interest income and other income (expense), net	704	1,758	(1,054)	(60%)
Net loss	$(29,360)	$(31,194)	$1,834	6%

Collaboration Revenue

Collaboration revenue increased by $9.0 million in the nine months ended September 30, 2020. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Collaboration revenue recognized in the nine months ended September 30, 2020 also included revenue from the exercise by GSK of the material right associated with the option to license IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities.

Research and Development Expenses

Research and development expenses increased by $1.9 million, or 7%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to an increase in fees to CROs of $3.3 million as well as fees to contractors of $1.1 million related to support costs for our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors and the advancement of our lead product candidates through preclinical studies, which was partially offset by a decrease in payroll expenses, including salaries, benefits and stock-based compensation expense, of $1.4 million, and a decrease in costs for laboratory supplies used in support of our research programs of $1.4 million.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million, or 59%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $2.3 million related to increased headcount to support our growth as a public company, an increase in D&O insurance policy premiums of $0.9 million as a public company, an increase in legal expense of $0.3 million related to an increase in patent filings, an increase in costs associated with the filing of a shelf registration statement on Form S-3 of $0.2 million, and an increase in consulting expenses of $0.2 million related to human resources and information technology projects.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $1.1 million, or 60%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily due to a decrease in interest rate yields on our cash, cash equivalents and marketable securities balances during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $288.8 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2020 and September 30, 2019, we had net losses of $29.4 million and $31.2 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2020, we had an accumulated deficit of $121.9 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

To date, we have not generated any product revenue. We do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, it will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$67,059	$(30,607)
Investing activities	(141,689)	(1,622)
Financing activities	121,801	50,572
Net increase in cash, cash equivalents and restricted cash	$47,171	$18,343

Cash Flows from Operating Activities

Net cash provided operating activities was $67.1 million for the nine months ended September 30, 2020. Cash provided by operating activities was primarily due to an increase in contract liability of $91.0 million as a result of the up-front payment received from GSK, stock-based compensation expense of $2.6 million, an increase of accrued and other liabilities of $1.2 million due to fees to CROs and CMOs in support of research and manufacturing activities and an increase in accrued payroll expenses due to increased headcounts, depreciation and amortization expense of $1.0 million and an increase in accounts payable of $0.7 million due to fees to CROs and CMOs in support of research and manufacturing activities, partially offset by the use of funds in our operations to develop our product candidates resulting in a net loss of $29.4 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $141.7 million for the nine months ended September 30, 2020, which consisted of $214.4 million used to purchase marketable securities and $0.3 million used to purchase property and equipment, partially offset by $73.0 million provided by maturities of marketable securities.

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2019, which consisted of $86.1 million used to purchase marketable securities and $1.1 million used to purchase property and equipment, offset by $67.5 million provided by maturities of marketable securities and $18.1 million from sales of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $121.8 million for the nine months ended September 30, 2020, which consisted of $100.7 million of net proceeds from our follow-on offering, $20.0 million of net proceeds from our private placement of common stock, $1.0 million of proceeds from exercise of common stock options, and $0.1 million of proceeds from ESPP purchase.

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

We lease our laboratory and office facilities in South San Francisco, California under a non-cancelable operating lease with an expiration date in July 2024, dated August 26, 2016 and amended in May 2018. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space, which we took possession of in August 2020 (“Second Expansion”). The Second Expansion increased our operating lease obligations by $1.2 million as of September 30, 2019. Other than the increase in our operating lease obligations due to the Second Expansion, there have been no material changes in our contractual obligations and commitments since December 31, 2019.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 24, 2020.

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

Licenses of intellectual property: If a license to our intellectual property is determined to be distinct from the other promised goods or services identified in an arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license at the point in time when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other goods or services, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress toward satisfying the performance obligation for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition.

Customer options for additional goods or services: If a contract contains customer options that allow the customer to acquire additional goods or services, including a license to our intellectual property, the goods and services underlying the customer options are evaluated to determine whether they are deemed to represent a material right. In determining whether the customer option has a material right, we assess whether there is an option to acquire additional goods or services at a discount. If the customer option is determined not to represent a material right, the option is not considered to be a performance obligation. If the customer option is determined to represent a material right, the material right is recognized as a separate performance obligation. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until the option is exercised.

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside our influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. We recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Contractual cost sharing payments received from a customer or collaboration partner are accounted for as variable consideration. We include an expected value in the transaction price. Contractual cost sharing payments received from a customer or collaboration partner are accounted for as variable consideration. We include an expected value in the transaction price. Contractual cost sharing payments made to a customer or collaboration partner are accounted for as a reduction to the transaction price if such payments are not related to distinct goods or services received from the customer or collaboration partner.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2020, we had cash equivalents and marketable securities of $288.7 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

Summary of Principal Risks Associated with Our Business

•

We are an early-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability;

•

We are very early in our development efforts. Our business is dependent on the successful development of our product candidates, future product candidates, and companion diagnostics for biomarkers associated with our product candidates and future product candidates;

•

In connection with the Collaboration, Option and License Agreement with GSK, if GSK does not exercise its option or if it terminates any development program under its collaborations with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or eliminated, and our results of operations and financial condition will be materially and adversely affected.

•	As an organization, we have never conducted a clinical trial, and may be unable to do so for any of our product candidates;
•

The successful development of targeted therapeutics, including therapeutics involving direct targeting of an oncogenic pathway and synthetic lethality therapeutics, including our portfolio of synthetic lethality small molecule inhibitors, as well as any related diagnostics, is highly uncertain;

•

Preclinical and clinical drug development is a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our business, financial condition, results of operations and prospects. Furthermore, results of earlier studies and trials may not be predictive of future trial results;

•

We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being developed. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

•

If we are unable to successfully develop molecular diagnostics for biomarkers that enable patient selection and/or that demonstrate drug-target interaction, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates;

•

We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts;

•

We face significant competition in an environment of rapid technological and scientific change, and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete;

•	If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected;
•

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations, including the pace of enrollment in current or future clinical trials;

•	Our success depends on our ability to obtain and maintain protection for our intellectual property and our proprietary technologies and to avoid infringing the rights of others; and
•	Our stock price has been and may continue to be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

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

We have had significant operating losses since our inception. Our net losses for the nine months ended September 30, 2020 and September 30, 2019 were $29.4 million and $31.2 million, respectively. As of September 30, 2020, we had an accumulated deficit of $121.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. One of our product candidates, IDE196, is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting.  We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE196, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $288.8 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance IDE196 through clinical development, begin clinical development for IDE397, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and MAT2A program (if GSK exercises its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products). These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. Our lead product candidate, IDE196, is in a Phase 1/2 clinical trial that we are conducting.  We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of IDE196 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of IDE196 or any of, our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing IDE196 or any other product candidate.

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

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or a comparable foreign regulatory authority along with other information, including information about product candidate chemistry, manufacturing and controls, diagnostics for biomarkers for our product candidates and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing. We anticipate submitting an IND to the FDA for our IDE397 development candidate in the fourth quarter of 2020.

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

Our clinical trial collaboration and supply agreement with Pfizer for the supply of their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, supports our plans to evaluate the safety and efficacy of IDE196 in combination with binimetinib and in combination with crizotinib in Phase 1/2 clinical trial arms that we initiated in June 2020 and that we plan to initiate in late 2020 to early 2021, respectively. If Pfizer delays or fails to supply binimetinib or crizotinib in support of the combination arms of the IDE196 clinical trial, the development program as pertaining to combination of IDE196 with either a MEK inhibitor or a cMET inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate IDE196 in combination with one or more anti-cancer agent(s) in addition to binimetinib and crizotinib, such as a different inhibitor of MEK or cMET or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. This may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including IDE196, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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

Furthermore, certain conditions for which we plan to evaluate our current development candidates are rare diseases, such as metastatic uveal melanoma, with limited patient pools from which to draw for clinical trials. For example, our lead product candidate, IDE196, is currently being evaluated in a Phase 1/2 basket trial that we initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ/GNA11 hotspot mutations in metastatic uveal melanoma, and potentially in other solid tumors such as cutaneous melanoma and colorectal cancer. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants.

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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates, such as IDE196, may be co-administered with third-party approved or experimental therapies, such as binimetinib or crizotinib in the combination arms of our Phase 1/2 clinical trial. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

To date, only one of our product candidates, IDE196, has been tested in clinical trials, including an ongoing Phase 1 clinical trial and an ongoing Phase 1/2 clinical trial, and has been observed to be generally well tolerated, with the most common AEs reported being hypotension, GI toxicities, and fatigue. If unacceptable side effects arise in the further development of IDE196, including in combination with binimetinib or crizotinib, or in the development of any of our other product candidates, we, the FDA, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

As of September 30, 2020, we had 58 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations, including the pace of enrollment in current or future clinical trials.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the

World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of late October 2020, the coronavirus has spread to most regions of the world and the United States continues to experience significant COVID-19 outbreaks, particularly in certain states, such as California. If the current economic conditions worsen or last for an extended period of time, we will be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business.

The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely.  Some of these third parties have experienced shut-downs, supply chain and experimental study interruptions or slow-downs, and more third parties could experience such shut-downs, interruptions or slow-downs. Individuals at our company or at such third parties could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. In response to the COVID-19 pandemic, San Mateo County, California, in which our primary office resides, issued a “shelter in place” order in March 2020, which was issued in accordance with the March 2020 Proclamation of a State of Emergency issued by the Governor of California. We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. While the San Mateo County “shelter in place” order was rescinded on June 17, 2020 and replaced with a “reopening plan” order, we have continued to restrict our personnel as outlined above. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic may also, directly or indirectly, impact the pace of enrollment in current or future clinical trials.

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended September 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture of any future approved products. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. These third-party manufacturers may be delayed in their manufacture or shipment of our product candidates due to the COVID-19 pandemic.  Additionally, our ability to audit these third-party manufacturers for compliance with cGMP requirements and our specifications may be hindered or delayed due to the COVID-19 pandemic.

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2020, others may hold proprietary rights that could prevent IDE196, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market IDE196, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing IDE196, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical patients, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the GDPR became effective, implementing more stringent requirements in relation to our use of personal data. The GDPR repeals the Data Protection Directive (95/46/EC) and is directly applicable in all E.U. member states and will also remain law in the United Kingdom until the end of the transition period on December 31, 2020 provided for in the Withdrawal Agreement between the EU and the U.K. The GDPR significantly increased fines to up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. We will be subject to the GDPR where we have an E.U. presence or “establishment”, when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or when offering approved products or services in the future to E.U. based data subjects. After the end of the transition period on December 31, 2020, a similar data protection regime will apply in the United Kingdom.

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

An active, liquid and orderly market for our common stock may not be maintained, and you may not be able to resell your common stock.

Prior to our initial public offering, or IPO, in May 2019, there was no public market for shares of our common stock. Our stock recently began trading on the Nasdaq Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2020, we have outstanding a total of 29.1 million shares of common stock, of which the holders of approximately 5.0 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of September 30, 2020, approximately 4.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

General Risks

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees and result in increased costs for investors to bring a claim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Pursuant to a registration statement on Form S-1 (File No. 333-231081), as amended, which was declared effective by the SEC on May 22, 2019, we registered common stock to be sold in our IPO, in which we sold and issued 5,750,000 shares of common stock at a price to the public of $10.00 per share, which includes the full exercise of the underwriters’ over-allotment option to purchase an additional 750,000 shares of common stock. We received aggregate gross proceeds of $57.5 million, or aggregate net proceeds of $50.2 million, after underwriting discounts, commissions and other offering costs. As of September 30, 2020, we have used all of the net proceeds from our IPO.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the third quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	—	$—	—	$—
August 1, 2020 to August 31, 2020	5,349	1.23	—	—
September 1, 2020 to September 30, 2020	—	—	—	—
Total	5,349	$1.23	—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

10.1†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of September 23, 2020.				X

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

IDEAYA Biosciences, Inc.

Date: November 12, 2020	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)