Form 10-K
period 2020-12-31
IDEAYA Biosciences, Inc.
filed 2021-03-23
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $343.0 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 15, 2021, the registrant had 32,259,988 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our IDE397 Phase 1 and IDE196 Phase 1/2 clinical trials;

•	our clinical and regulatory development plans;
•

the scope, progress, results and costs related to the research and development of our precision medicine target and biomarker discovery platform, including costs related to the development of our proprietary libraries and database of tumor genetic information and specific cancer-target dependency networks;

•

our expectations about the impact of the COVID-19 pandemic on our business, and operations, including clinical trials, manufacturing suppliers and collaborators, and on our results of operations and financial condition;

•

the availability of companion diagnostics for biomarkers associated with our product candidates and any future product candidates, or the cost of coordinating and/or collaborating with certain diagnostic companies for the manufacture and supply of companion diagnostics;

•

the timing of and costs involved in obtaining and maintaining regulatory approval for any of current or future product candidates and companion diagnostics, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

our expectations regarding the potential market size and size of the potential patient populations for IDE397, IDE196, our other product candidates and any future product candidates, if approved for commercial use;

•

the timing and amount of any option exercised, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with GSK;

•

our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Trial Collaboration and Supply Agreement with Pfizer Inc., our License Agreement with Novartis and our Option and License Agreement with Cancer Research United Kingdom, or CRUK, and University of Manchester;

•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;

ii

•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology platforms, including additional indications for which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

iii

PART I

Item 1. Business.

Company Overview

We are a synthetic lethality-focused precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations most likely to benefit. We are applying these capabilities to develop a robust pipeline in precision medicine oncology, with a research and development focus in synthetic lethality—which represents an emerging class of precision medicine targets.

We believe synthetic lethality, as an emerging class of precision medicine, represents one of the most exciting, potentially impactful new areas of development in oncology, and we are investing a significant portion of our resources to become a leader in this emerging field.  We are establishing a broad pipeline of clinical and preclinical programs directed to synthetic lethality targets.  We are also investing in and enhance our capabilities for identification and validation of new synthetic lethality targets. For targets of interest, we plan to discover therapeutic drugs and relevant biomarkers.

Our most advanced synthetic lethality product candidate is IDE397, a clinical-stage methionine adenosyltransferase 2a, or MAT2A, inhibitor for patients with solid tumors having methylthioadenosine phosphorylase, or MTAP, deletions – a patient population estimated to represent approximately 15% of solid tumors.  We have clearance from the U.S. Food and Drug Administration, or FDA, to initiate a Phase 1 clinical trial designated as IDE397-001 to evaluate IDE397 under an investigational new drug application, or IND, and are targeting initial dosing of our first patient in the first quarter of 2021.  We are leading research and development of IDE397 through early clinical development, in collaboration with GlaxoSmithKline pursuant to the Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK.

We have several preclinical synthetic lethality research programs in our pipeline advancing toward the clinic. We are targeting poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with a defined biomarker based on genetic mutations and/or molecular signatures.   We own or control all commercial rights in our PARG program, and are targeting to designate a development candidate in 2021.  We are targeting DNA Polymerase Theta, or Pol Theta or POLQ, in collaboration with GSK, for solid tumors with homologous recombination deficiency, or HRD, including BRCA mutations.  We are targeting to designate a development candidate for Pol Theta in 2021.  We are also targeting Werner Helicase, or WRN, in collaboration with GSK, in tumors with high microsatellite instability, or MSI high.  Additionally, we have multiple wholly-owned early preclinical research programs targeting distinct DNA Damage Targets, or DDTs, for patients with solid tumors characterized by a proprietary biomarker or a gene signature.

Our product candidate IDE196 is a clinical-stage protein kinase C, or PKC, inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations, which we in-licensed from Novartis and are clinically evaluating in a Phase 1/2 clinical trial designated as IDE196-001. Our clinical trial strategy in metastatic uveal melanoma, or MUM, is to pursue IDE196 combination therapies, including with binimetinib, a MEK inhibitor, and independently with crizotinib, a cMET inhibitor, each pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer. We are continuing patient enrollment in the IDE196/binimetinib combination arm, which initiated Phase 1 dose escalation in June 2020. We have initiated dose expansion in the IDE196/binimetinib Phase 1/2 study in MUM, based on an observation of early clinical activity of the combination in MUM. We anticipate interim data from the IDE196/binimetinib combination arm Phase 1/2 portion of the clinical trial in MUM patients in 2021. We initiated the IDE196/crizotinib combination arm in December 2020, and enrollment in this arm of the clinical trial is ongoing.  Additionally, we are continuing to evaluate IDE196 as monotherapy in non-MUM cancers, including in skin melanoma, where we have met the clinical protocol criteria for an expansion cohort, based on observing one confirmed partial response in an initial four evaluable patients.

We have assembled a team of cancer biologists, drug discovery chemists, translational biologists and drug development professionals with broad experience at leading oncology organizations. Our team is led by our Chief Executive Officer, Yujiro S Hata.  We are also guided by a renowned scientific advisory board made up of key scientific and clinical thought leaders.

Strategy

Our objective is to develop and commercialize innovative precision medicine drugs that indirectly or directly target the genetic drivers of cancer in order to provide solutions for defined patient populations. The principal components of our strategy are to:

Continue to efficiently develop our clinical-stage product candidates, IDE397, an orally available small molecule inhibitor of MAT2A, and IDE196, an orally available small molecule inhibitor of PKC. We are currently conducting a Phase 1 clinical trial evaluating IDE397 in patients with tumors having MTAP-deletion.  We are conducting a Phase 1/2 tissue-type agnostic basket trial evaluating IDE196 in patients with solid tumors harboring GNAQ or GNA11 hotspot mutations, including metastatic uveal melanoma and other solid tumors such as cutaneous melanoma.

Advance our preclinical pipeline of small molecule product candidates in synthetic lethality into clinical development. Our synthetic lethality pipeline includes multiple preclinical research programs, including our PARG and Pol Theta programs, for which in each case we are targeting to identify a development candidate in 2021. We are also continuing to invest in our broader portfolio of synthetic lethality programs, including programs targeting WRN and certain DNA Damage Targets.

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

Collaborate under our existing strategic partnerships and identify additional strategic collaborations to accelerate development timelines and maximize the commercial potential of our targeted product candidates.  We have entered into a strategic partnership and collaboration with GSK for our synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase pursuant to the GSK Collaboration Agreement.  We have also entered into the Pfizer Agreement for evaluation of IDE196 combinations with each of binimetinib and crizotinib.  We will selectively evaluate strategic collaborations for our targeted product candidates with biopharmaceutical partners whose research, development, commercial, marketing, and geographic capabilities complement our own.

Pipeline

We are applying our capabilities and approach to develop a portfolio of targeted therapeutics for defined patient populations, with a focus in synthetic lethality.

Our precision medicine pipeline includes clinical-stage assets IDE397, a MAT2A inhibitor being evaluated in a Phase 1 clinical trial in patients with solid tumors having MTAP deletion, and IDE196, a PKC inhibitor being evaluated in a Phase 1/2 clinical trial in patients harboring GNAQ/11 hotspot mutations.   Our pipeline also includes preclinical research programs directed to synthetic lethality targets PARG, Pol Theta, Werner Helicase, and certain DNA Damage Targets, the profiles of which are summarized below. All data and status are as of March 15, 2021, unless otherwise noted.

IDE397 (MTAP Gene Deletion)

•

We are developing our synthetic lethality product candidate, IDE397, a clinical stage MAT2A inhibitor for patients with solid tumors having MTAP deletions, which represents approximately 15% of all solid tumors.

•

We have clearance from the FDA to initiate a Phase 1 clinical trial designated as IDE397-001 to evaluate IDE397 under an IND and are targeting initial dosing of our first patient in the first quarter of 2021.

•	We have a program objective to obtain preliminary clinical pharmacodynamic, or PD, data from the dose-escalation portion of the IDE397 monotherapy Phase 1 clinical trial in the second half of 2021.
•	We are leading research and development of IDE397 through early clinical development, in collaboration with GSK pursuant to the GSK Collaboration Agreement.

PARG Program (Defined Biomarker)

•	We are advancing our preclinical-stage synthetic lethality PARG program for patients having tumors with a defined biomarker based on genetic mutations and/or molecular signatures.
•	Subject to further preclinical studies, we are targeting to designate a development candidate for our PARG program in 2021.
•

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDB-PARG, with Cancer Research UK / University of Manchester.

Pol Theta Program (HRD, including BRCA)

•	We are also pursuing our preclinical synthetic lethality Pol Theta program, in collaboration with GSK, for solid tumors with homologous recombination deficiency, or HRD, including BRCA mutations.
•	Subject to further preclinical studies, we are targeting to designate a development candidate for our Pol Theta program in 2021.
•	We plan to continue further research and development of our Pol Theta program in collaboration with GSK pursuant to the GSK Collaboration Agreement.

WRN Program (MSI-High)

•	We are also progressing our synthetic lethality Werner Helicase program, in collaboration with GSK, for patients with tumors having high microsatellite instability, or MSI high.
•	We plan to continue further research and development of our Werner Helicase program in collaboration with GSK pursuant to the GSK Collaboration Agreement.

DNA Damage Targets (Defined Biomarkers)

•

We have initiated early preclinical research programs targeting multiple distinct DNA Damage Targets, or DDTs, for patients with solid tumors characterized by a defined biomarker based on genetic mutations and/or molecular signatures.

•	We own or control all commercial rights in our DNA Damage Target programs.

Synthetic Lethality Target and Biomarker Discovery Platform

•	We have established a comprehensive platform to computationally and empirically identify synthetic lethality target and biomarker pairs in defined patient populations.

•	We own or control all commercial rights in programs directed to targets identified in on our synthetic lethality and biomarker discovery platform.

IDE196 (GNAQ or GNA11 Mutations)

•	We are evaluating IDE196, a clinical stage PKC inhibitor, in our ongoing Phase 1/2 clinical basket trial in patients having tumors harboring GNAQ or GNA11 mutations.
•

In metastatic uveal melanoma, or MUM, we are pursuing IDE196 combination therapies, including with binimetinib, a MEK inhibitor, and independently with crizotinib, a cMET inhibitor, each pursuant to the Pfizer Agreement. In the IDE196/binimetinib combination arm, we continue to enroll patients and have initiated dose expansion in the IDE196/binimetinib Phase 1/2 study in MUM. We are targeting interim data from the IDE196/binimetinib combination arm of the Phase 1/2 clinical trial in MUM patients in 2021.

•

We are also evaluating IDE196 as monotherapy in non-MUM solid tumor indications, such as skin melanoma.  We are targeting interim data from the IDE196 monotherapy arm in solid tumors, including in MUM and GNAQ/11-mutation skin melanoma, in 2021.

•	We currently own or control all commercial rights in our IDE196 program, subject to certain economic obligations pursuant to our exclusive, worldwide license to IDE196 with Novartis.

Therapies Based on Synthetic Lethality

Synthetic Lethality Pipeline Overview

We are actively pursuing the discovery and development of small molecule inhibitors of selected targets based on synthetic lethality. Our pipeline in synthetic lethality comprises our clinical stage product candidate, IDE397, and multiple preclinical programs targeting PARG, Pol Theta, Werner Helicase and DNA Damage Targets, designated as DDT1 and DDT2.  Our synthetic lethality pipeline is complemented by a robust target and biomarker discovery platform. For each synthetic lethality target, we are simultaneously pursuing identification and validation of both a therapeutic and tumor-associated biomarker(s) for patient selection.

In addition to these programs, we are actively identifying and validating novel synthetic lethality targets through our internal research as well as through collaborations with academic and clinical institutions, including the University of California, San Diego, the Broad Institute of MIT and Harvard, or Broad Institute, and Cancer Research UK.

Scientific Rationale

Synthetic lethality is emerging as an important therapeutic paradigm in the treatment of cancer. It was first defined by Calvin Bridges in 1922 based on the observation that certain combinations of gene mutations resulted in lethality despite the fact the single mutations in either gene were viable.

Cancer cells often contain genetic changes that lead to alterations in pathways such as DNA repair and metabolism. These changes endow the cancer cells with certain properties such as the ability to replicate by bypassing normal control mechanisms. However, removing these important regulators of cell function may also make these cancer cells more dependent on backup pathways that can then be targeted to achieve a therapeutic effect. We are using small molecule inhibitors against targets in DNA damage repair, or DDR, pathways or in tumor metabolism pathways, that have potentially less effects on the viability of normal cells, but are designed to result in lethality in cancer cells having specific underlying genetic alterations. Cancer targets based on synthetic lethality are ideal for precision medicine approaches because each product candidate inherently has a tumor-associated genetic biomarker to facilitate patient selection.

MAT2A Inhibitors in Tumors Containing MTAP Deletion – Program Update

Our most advanced synthetic lethality product candidate is IDE397, a clinical stage MAT2A inhibitor for patients with solid tumors having MTAP deletions.

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

The prevalence of MTAP deletions is estimated to be approximately 15% of all human tumors, translating to an estimated addressable population in major market countries, consisting of the US, EU5 and Japan, for patients having solid tumors with MTAP deletion to be approximately 75,000 annually.  In China, the estimated addressable population for esophageal cancer with MTAP deletion is about 30,000 annually, and for NSCLC with MTAP deletion is about 20,000 annually.

We have clearance from the FDA, to initiate a Phase 1 clinical trial designated as IDE397-001 to evaluate IDE397 under an IND.  We are targeting initial dosing of our first patient in the first quarter of 2021.

Initial clinical development plans to evaluate IDE397 include a dose escalation portion of the Phase 1 clinical trial in which we plan to enroll patients having solid tumors with MTAP deletion identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.  Following and subject to satisfactory completion of the dose escalation portion of the Phase 1 clinical trial, we plan to enroll patients having solid tumors with MTAP deletion into one or more expansion arms focused on one or more selected solid tumor indications. We plan to obtain patient biopsies from the dose escalation and expansion portions of the clinical trial for translational research, including evaluation of certain pharmacodynamic, or PD, biomarkers, such as peripheral S-adenosyl methionine, or SAM, and tumor SAM as determined by liquid chromatography / mass spectroscopy, or LCMS, assays, and tumor symmetric dimethylarginine, or SDMA, as determined by enzyme linked immunosorbent assay, or ELISA, IHC assay and/or LCMS assay. We have a program objective to obtain preliminary clinical PD data from the dose-escalation portion of the IDE397 monotherapy Phase 1 clinical trial in the second half of 2021.

We are continuing to advance certain preclinical activities to support IDE397 as a clinical candidate.  We are evaluating the efficacy of monotherapy IDE397 in over forty solid tumor patient derived xenograft, or PDX, models with homozygous MTAP deletions across a range of solid tumor types. Preliminary results of this IDE397 MTAP-deletion PDX Panel Study show in vivo efficacy in multiple MTAP-null xenograft models, demonstrating tumor growth inhibition when MAT2A is pharmacologically inhibited with IDE397 as monotherapy, including in non-small cell lung cancer.  In this study, we observed > 75% Tumor Growth Inhibition, or TGI, in ~ 50% of models and across major solid tumor types.  We also observed tumor regressions, with > 100% TGI, in multiple PDX models and across multiple solid tumor types.

We are planning to present data summarizing the results of the IDE397 MTAP-deletion PDX Panel Study at the 2021 Annual Meeting of the American Association for Cancer Research, or AACR in April 2021.  We also plan to present preclinical data at AACR in April 2021 evaluating the effects of pharmacological inhibition of MAT2A, including analyses of genomic and metabolic effects in an isogenic cell pair and of proliferation effects in a panel of MTAP wild type and MTAP-deleted cell lines.

We have completed the good laboratory practice, or GLP, compliant toxicology studies with IDE397 in multiple species.

Preclinical combination tolerability and efficacy studies are ongoing to evaluate IDE397 in combination with GSK oncology assets, as well as other potential oncology agents, such as taxanes.

We plan to lead research and development of IDE397 through early clinical development, in collaboration with GSK pursuant to the GSK Collaboration Agreement.

PARG Inhibitors in Tumors with Defined Biomarker – Program Update

We are advancing our preclinical research for an inhibitor of poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with a defined biomarker based on genetic mutations and/or molecular signatures.

PARG is a novel target in a clinically validated biological pathway.  PARG functions as a regulator of DNA repair in the same biochemical pathway as PARP. In particular, PARG hydrolyzes poly (ADP-ribose), or PAR, chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. Depletion of certain base-excision repair components sensitizes cancer cells to pharmacological PARG inhibition in vitro.

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license with Cancer Research UK / University of Manchester.

Subject to further preclinical studies, we are targeting to identify a PARG inhibitor development candidate in 2021.

One of our PARG inhibitor compounds, designated as IDB-PARG, has demonstrated dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple PDX models and in multiple cell-derived xenograft, or CDX, models.  We observed tumor regressions (> 100% TGI) in multiple breast cancer PDX models with defined genetic and subtyping profiles.  We also observed tumor regressions and enhanced TGI relative to niraparib in multiple CDX models, including in vivo efficacy in a niraparib-resistant resistant CDX model.  We are continuing to evaluate the efficacy of IDB-PARG as monotherapy across a panel of additional solid tumor PDX models with specific genetic alterations.

We plan to present data at AACR in April 2021 summarizing the results of our preclinical studies evaluating the effects of pharmacological inhibition of PARG in a panel of homologous recombination deficient cell lines and in CDX and PDX models.

We are preclinically evaluating our PARG inhibitors as monotherapy in in vivo efficacy studies ongoing in multiple genetic settings.  We are also evaluating cell panel studies to validate and potentially identify new biomarker hypotheses, and supplementing our data set for  indications and patient settings which are sensitive to pharmacological inhibition of our PARG inhibitors.  Among other efforts, we are collaborating with several academic and research institute investigators, including UCSF (S. Bandyopadhyay), the Broad Institute of MIT and Harvard, or Broad Institute, and Cancer Research UK / University of Manchester (C. Springer, S. Taylor), to evaluate cellular sensitivity in cell panels and to evaluate in vivo efficacy in relevant animal models.

We amended the Evaluation, Option and License Agreement between IDEAYA and Cancer Research Technologies, also known as Cancer Research United Kingdom, or Cancer Research UK, and the University of Manchester, in March 2020 to expand our research collaboration with Cancer Research UK / University of Manchester.  The expanded collaborative research includes evaluation of an IDEAYA proprietary small molecule PARG inhibitor in multiple in vitro and in vivo ovarian cancer xenograft models. This research is also evaluating replication stress signature as a potential patient selection biomarker.

We entered into a strategic collaboration with the Broad Institute of MIT and Harvard, or Broad Institute, focused on synthetic lethality target and biomarker discovery. Under our collaboration with the Broad Institute, we are evaluating pharmacological inhibition across a panel of cell lines using the Broad Institute’s PRISM platform to inform patient selection for potential clinical development of a PARG inhibitor.  PRISM is a high-throughput, multiplexed screening platform which we are using to evaluate our proprietary small molecule PARG inhibitor for activity against a curated panel of more than 750 genomically-characterized human cancer cell lines representing > 45 lineages.

We are also collaborating with the Broad Institute to evaluate paralogous CRISPR knockdown in selected cell lines in conjunction with pharmacological inhibition of PARG to inform patient selection and combination strategies in ovarian and breast cancer.

Pol Theta Inhibitors in Tumors with Homologous Recombination Deficiency – Program Update

We are progressing our program targeting DNA Polymerase Theta, or Pol Theta or POLQ, in collaboration with GSK for patients having solid tumors with BRCA or other homologous recombination deficiency, or HRD, mutations.

Pol Theta is involved in a DNA repair process called microhomology mediated end joining, or MMEJ, that is utilized when homologous recombination mediated repair is compromised, as happens in the case of BRCA1 or BRCA2 mutations. The expression of Pol Theta is largely absent in normal cells, but tumor cells harboring double strand break repair defects, such as BRCA1 or BRCA2, show synthetic lethality when Pol Theta is knocked down with siRNA.

Pol Theta is a large protein with two functional domains: a DNA polymerase domain and an ATP-dependent DNA helicase domain, sometimes referred to as an ATPase domain, linked by a RAD51 binding domain.  We have established independent research programs to discover small molecule inhibitors of each of the Pol Theta polymerase domain and helicase or ATPase domain. We also have established an independent research approach based on a protein degradation.

We have shown combination activity with multiple PARP inhibitors, including niraparib. We have demonstrated synergistic in vivo efficacy of a Pol Theta inhibitor with niraparib: the combination of our Pol Theta inhibitor with niraparib enhanced the activity of niraparib in the DLD1 BRCA2-/- xenograft model.  Tumor regressions were observed for all animals in the study which were administered the combination, which was well tolerated.

We plan to continue further development of our POLQ program, including both protein degraders and small molecule inhibitors in collaboration with GSK pursuant to the GSK Collaboration Agreement, and are targeting selecting a development candidate for a Pol Theta small molecule inhibitor in 2021.

WRN Inhibitors in Tumors with High Microsatellite Instability – Program Update

We are also continuing to advance our preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase protein, or WRN, for patients having tumors with high microsatellite instability, or MSI.

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

We have observed dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic, or PD, response in multiple endogenous MSI high cell lines.  We have also demonstrated preliminary in vivo efficacy and PD response in a relevant MSI high model.

For this program, we plan to continue further development in collaboration with GSK pursuant to the GSK Collaboration Agreement.

DNA Damage Targets

We have initiated early preclinical research programs to identify small molecule inhibitors for two distinct DNA Damage Targets, or DDTs, for patients with solid tumors characterized by a proprietary biomarker or a gene signature.

Synthetic Lethality Target and Biomarker Discovery Platform

Synthetic lethality has been since inception of our company, and continues to be, our core research focus.  We have invested significantly and continue to invest in capabilities for identification and validation of new synthetic lethality targets and biomarkers for patient selection.  For targets of interest, we advance our research to discover therapeutic drugs and to further qualify relevant biomarkers.

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

We initiated a Phase 1/2 clinical trial IDE196-001 in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as skin (cutaneous) melanoma or colorectal cancer.

Our clinical trial strategy is to pursue IDE196 combination therapies in MUM, including with binimetinib, a MEK inhibitor, and independently with crizotinib, a cMET inhibitor, each pursuant to the Pfizer Agreement.  We have formed a joint development committee with Pfizer responsible for coordinating all regulatory and other activities under the Pfizer Agreement, including for both the IDE196/binimetinib combination arm of the clinical trial and the IDE196/crizotinib combination arm of the clinical trial. If the clinical data from either or both of these combination studies is positive, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

We are continuing to evaluate IDE196 as monotherapy in non-MUM cancers, including in skin melanoma, where we have met the clinical protocol criteria for an expansion cohort, based on observing one confirmed partial response in an initial four evaluable patients.

Based on preliminary IDE196 monotherapy clinical data and its mechanism of action, we anticipate IDE196 clinical activity independent of Human Leukocyte Antigen (HLA) status in GNAQ/11-mutation cancers.

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

IDE196 / Binimetinib Combination Therapy

In June 2020, we initiated a combination arm of our Phase 1/2 clinical trial to evaluate IDE196 in combination with binimetinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.  An initial dose escalation portion of this arm of the clinical trial is evaluating the safety and efficacy of IDE196 in combination with binimetinib at various dose combinations, initially in patients with MUM.  Following our evaluation of tolerability and preliminary efficacy from the IDE196 / binimetinib combination arm of the clinical trial in MUM, we may also evaluate IDE196 / binimetinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

We are continuing patient enrollment into the IDE196 / binimetinib combination arm under the Pfizer Agreement. We initiated dose expansion in the IDE196 / binimetinib Phase 1/2 study in MUM, based on an observation of early clinical activity of the combination in MUM.  We are targeting to enroll a total of approximately 40 patients in the IDE196 / binimetinib combination arm in MUM. We anticipate interim data from the IDE196 / binimetinib combination therapy arm of the Phase 1/2 clinical trial in MUM patients in 2021.

IDE196 / Crizotinib Combination Therapy

In September 2020, we expanded the scope of our Pfizer Agreement to evaluate IDE196 and crizotinib as a combination therapy in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

In December 2020, we initiated a combination arm of our Phase 1/2 clinical trial to evaluate IDE196 in combination with crizotinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.  An initial dose escalation portion of this arm of the clinical trial will be evaluating the safety and efficacy of IDE196 in combination with crizotinib at various dose combinations, initially in patients with MUM.  Following our evaluation of tolerability and preliminary efficacy from the IDE196 / crizotinib combination arm of the clinical trial in MUM, we may also evaluate IDE196 / crizotinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

We are continuing patient enrollment into the IDE196 / crizotinib combination arm.

We identified cMET as a potential biomarker and a cMET inhibitor as potential combination agent though our translational research studies, or IDE196 cMET Translational Studies.  In these studies, we observed preclinical synergies between IDE196 and crizotinib in relevant cellular models under conditions simulating a tumor microenvironment in the liver, the site of approximately 90% of uveal melanoma metastases.  Additionally, we conducted a retrospective analysis of human clinical samples from the Novartis IDE196 Phase 1 clinical trial, which also independently supported cMET expression / activation as potential biomarker / combination agent.

We are planning to present data summarizing the results of the IDE196 cMET Translational Studies at AACR in April 2021.

IDE196 Monotherapy

Our ongoing monotherapy arm of the Phase 1/2 clinical trial was initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design.  We have completed enrollment in the monotherapy arm of the Phase 1/2 clinical trial in MUM.  We are continuing enrollment of patients having other, non-MUM solid tumors harboring GNAQ or GNA11 hotspot mutations, such as skin melanoma into the monotherapy Phase 2 basket arm of the clinical trial.

The company’s development strategy in the monotherapy non-MUM GNAQ/11 arm of the clinical trial is focused on skin melanoma. In the Phase 2 basket arm evaluating IDE196 as monotherapy in non-MUM solid tumors harboring GNAQ or GNA11 hotspot mutations (GNAQ/11), the clinical protocol criteria have been met for cohort expansion in cutaneous melanoma, or skin melanoma. We are actively enrolling for this Phase 2 cohort expansion in skin melanoma. Of 4 evaluable skin melanoma patients harboring GNAQ/11 hotspot mutations (excluding 1 non-evaluable) as of August 1, 2020, a 100% Disease Control Rate was observed, and one confirmed partial response (cPR) was determined by RECIST, or Response Evaluation Criteria in Solid Tumors, 1.1 guidelines, satisfying the protocol requirement of at least one RECIST response in the first Stage 1 cohort (n=9) in order to expand into a second Stage 2 cohort (n=15).  Following satisfaction of the clinical protocol criteria, we can enroll an additional 15 skin melanoma patients harboring GNAQ/11 mutations into the Stage 2 cohort expansion, for a total planned enrollment of 24 patients in the skin melanoma cohort.

As of March 15, 2021, we have enrolled a total of nine patients with solid tumors other than MUM, including seven patients with skin melanoma, into the Phase 2 monotherapy basket arm.

We have added and are continuing to assess potential additional clinical trial sites to supplement enrollment into the Phase 2 basket arm of the IDE196 clinical trial. We have established a relationship with Tempus and with CARIS, in each case through which we are accessing their network of clinical trial sites into which we can enroll qualifying patients having tumors harboring GNAQ/11 hotspot mutations.

We anticipate disclosing interim data from the monotherapy arm of our ongoing IDE196-001 Phase 1/2 basket trial in 2021, including in MUM and in GNAQ/11-mutation skin melanoma. Preliminary clinical data from IDE196 monotherapy arm shows that IDE196 activity is independent of HLA status.

IDE196 Tolerability

IDE196 has been generally well tolerated in the Phase 1/2 clinical trial. We plan to update further on tolerability in connection with an interim data updates for IDE196 / binimetinib combination therapy in MUM and for IDE196 monotherapy in MUM and in GNAQ/11 mutant skin melanoma.

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

Other Potential Indications

We are continuing our preclinical evaluation and are evaluating the potential for clinical evaluation of IDE196 in Sturge-Weber Syndrome, or SWS, a rare neurocutaneous disorder characterized by capillary malformations and associated with mutations in GNAQ.  Our preclinical evaluation will include potential feasibility for pediatric use.

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

In January 2020, we entered into a Sponsored Research Agreement with Boston Children’s Hospital for preclinical evaluation of the role of PKC in SWS. Under the agreement, we are collaborating with and support research at Boston Children’s Hospital in the laboratory of Dr. Joyce Bischoff, Ph.D., Research Associate, Department of Surgery and Professor, Harvard Medical School, who is Principal Investigator of the research studies.   The preclinical research is evaluating IDE196 in vitro to assess whether pharmacological inhibition of PKC in endothelial cells having GNAQ mutations will restore normal cell function, as well as in vivo to assess whether pharmacological inhibition of PKC can regulate blood vessel size in murine models that recapitulate enlarged vessels seen in SWS capillary malformations.

Impact of COVID-19 Pandemic on IDE397-001 Phase 1 Clinical Trial and IDE196-001 Phase 1/2 Clinical Trial

We continue to monitor the COVID-19 pandemic and its potential impact on the ongoing IDE397 and IDE196 clinical programs and timing of clinical data results. Generally, initiation of clinical trial sites, patient enrollment and ongoing monitoring of enrolled patients, including obtaining patient computed tomography (CT) scans, may be impacted for IDEAYA clinical trials evaluating IDE397 and IDE196; the specific impacts are currently uncertain.

For the IDE196 clinical program, GNAQ/11 patients enrolled in the ongoing Phase 1/2 clinical trial and sites affected by COVID-19 restrictions are adapting to logistical constraints on activities, such as travel and site visits. For example, patients are continuing on IDE196 therapy, which is an oral drug and is being shipped to and self-administered by patients at home. Patients are being monitored through a combination of telemedicine visits and local visits. COVID‐19 infection rates have fluctuated over the course of the pandemic in several states in which our clinical trial sites are located.

Additionally, enrollment into the IDE397 and/or IDE196 clinical trials, including the Phase 1 dose escalation arm for IDE397 as monotherapy or the Phase 2 expansion arm for IDE196 as a monotherapy in non-MUM solid tumors having GNAQ or GNA11 hotspot mutations, may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, as a result of increases in COVID-19 infection rates in several states in which our clinical trial sites are located, and by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into these clinical trials is currently uncertain.

Enrollment into the combination arm evaluating IDE196 and binimetinib and/or the combination arm of IDE196 and crizotinib, in each case as combination therapy in MUM and non-MUM solid tumors having GNAQ or GNA11 hotspot mutations, may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into these combination arms of the Phase 1/2 clinical trial is currently uncertain.

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

For IDE397, our MAT2A inhibitor for patients with solid tumors having MTAP deletions, Agios Pharmaceuticals, or Agios, is clinically evaluating a small molecule MAT2A inhibitor designated as AG270 in patients having tumors with MTAP deletion.  Agios presented initial data from its Phase 1 clinical trial evaluating AG270 in patients having tumors with MTAP deletion at the AACR/NCI/EORTC conference in October 2019.  We believe that Agios has no current ongoing clinical trials to evaluate AG270 as monotherapy; their current clinical development efforts include evaluation of AG270 in combination with taxanes in selected tumor indications.  We believe that IDE397 is more potent, more selective and has enhanced physical properties, collectively contributing to a differentiated target product profile relative to an Agios compound AGI-25696, which we believe to be representative of a series of Agios compounds including AG270. Agios has entered into an agreement with Servier Pharmaceuticals, LLC, or Servier, to sell its commercial, clinical and research-stage oncology portfolio, including AG270, to Servier. Agios has announced that it currently expects to complete the transaction at the end of the first quarter or in the beginning of the second quarter of 2021.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, such as Lynparza, Rubraca, Zejula, and Talzenna. Additionally, several other early-stage companies, including Anticancer Bioscience, Artios, Cyteir, FoRx Therapeutics, KSQ, MetaboMed, NeoMed, Repare, Ribon, and Tango are performing research in synthetic lethality.

For IDE196, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target. Also, we are not aware of any approved therapies for metastatic uveal melanoma. Some companies are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100, or tebentafusp, as monotherapy for metastatic uveal melanoma in a current Phase 3 clinical trial for patients with the HLA-A2 allele.  Immunocore has disclosed in regulatory filings that of the approximately 5,000 to 6,000 estimated new cases of primary uveal melanoma per annum, there is an estimated addressable patient population of 1,000 patients per annum which have metastatic uveal melanoma that are HLA-A*02:01-positive and will be eligible for treatment with tebentafusp. Immunocore recently announced that a Phase 3 clinical trial of tebentafusp in MUM has met the predefined boundaries for statistical significance of the primary endpoint of overall survival in an interim analysis conducted by an independent data monitoring committee. Immunocore also announced that the FDA granted Breakthrough Therapy Designation, or BTD, to tebentafusp for the treatment of HLA-A*02:01-positive adult patients with unresectable uveal melanoma or MUM.

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

As of January 15, 2021, we own or exclusively in-license patents and patent applications, comprising approximately 32 distinct patent families, protecting our technology across our pipeline. Excluding applications that we are not currently prosecuting, our portfolio consists of six issued U.S. patents, approximately 22 pending U.S. applications, 11 pending applications under the Patent Cooperation Treaty, or PCT, 19 issued foreign patents and approximately 48 pending foreign applications in approximately 29 foreign jurisdictions, including without limitation countries included in major markets in North America, Europe, and Asia, each having a nominal expiration ranging from 2035 to 2040. Of these, we own approximately 29 distinct patent families, including approximately 19 pending U.S. patent applications and 11 PCT applications, nominally expiring in 2038 to 2041. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.

As of January 15, 2021, the portion of our portfolio for IDE196, which we have in-licensed from Novartis, consists of four issued U.S. patents, approximately 15 issued foreign patents, approximately two pending U.S. applications and approximately 29 pending applications in approximately 26 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These in-licensed patents and applications are directed to composition of matter, pharmaceutical compositions and methods of treatment, including treatment of uveal melanoma. These in-licensed patents nominally expire from 2035 to 2038, without taking into account any applicable patent term adjustments or extensions. In addition, the IDE196 portfolio also includes one pending U.S. patent application and three PCT applications solely owned by IDEAYA directed to methods of treatment for certain dosing regimens, for certain solid tumors having mutations in GNAQ or GNA11, or for certain EGFR mutant tumors in NSCLC. These solely owned patents nominally expire in 2040, without taking into account any applicable patent term adjustments or extensions.

As of February 1, 2021, the portion of our portfolio for programs in our synthetic lethality pipeline consists of U.S. patent applications directed to composition of matter, pharmaceutical compositions and/or methods of treatment of cancer for each of our MAT2A (MTAP), PARG (BER), POLQ (HR) and WRN (high MSI) programs, which we own. This portion of our portfolio also includes pending U.S. and foreign applications directed to composition of matter, pharmaceutical compositions and methods of treatment of cancer for our PARG (BER) program, which are owned by Cancer Research UK and University of Manchester, for which we have the exclusive option to obtain an exclusive in-license.

Strategic Relationships

We have established a strategic partnership and collaboration with GSK for IDE397, our clinical stage synthetic lethality program targeting MAT2A, as well as for our preclinical synthetic lethality programs targeting Pol Theta and Werner Helicase. We have an in-license agreement for our PARG program with Cancer Research UK and University of Manchester. For IDE196, our clinical stage PKC program, we have an in-license agreement with Novartis, and have established a clinical trial and supply agreement in support of our clinical evaluation of IDE196 in combination with binimetinib, and independently, in combination with crizotinib.  For our PARG, DDT1 and DDT2 programs, our small molecule compounds are being discovered and/or developed internally with our own resources, as supplemented by certain service providers such as CROs.

We have established collaborative relationships with other companies for access to their proprietary database of patient samples, and/or for their genetic screening services on their proprietary platform. We have also established a collaborative relationship with Ventana (Roche Diagnostics) for development of molecular diagnostics for various research programs.

We have established certain development manufacturing and service relationships with CMOs for IDE397 and IDE196. We have an agreement with STA Pharmaceutical Hong Kong Limited for the synthesis of the API and formulation for IDE397, and with Bioduro for the manufacturing of IDE397 drug product. We have an agreement with STA Pharmaceutical Hong Kong Limited for the synthesis of the API and formulation for IDE196, and for the manufacturing of IDE196 drug product. We have established arrangements with CMOs as well for packaging, labeling and distribution of IDE397 and IDE196. We also have established clinical services relationship with Parexel International (IRL) Limited as a CRO to support our conduct of clinical trials for our IDE397 program, and with Icon Clinical Research Limited as a CRO to support our conduct of clinical trials for our IDE196 program.

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

Agreements

Collaboration, Option and License Agreement with GSK for Synthetic Lethality Programs IDE397(MAT2A), Pol Theta and Werner Helicase

On June 15, 2020, we entered into the GSK Collaboration Agreement with GSK, pursuant to which we and GSK have entered into a strategic partnership and collaboration for our synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase. On July 27, 2020, or the Effective Date, the GSK Collaboration Agreement became effective upon the parties’ receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance.  We received from GSK an up-front payment of $100.0 million in cash following the Effective Date.

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

Exclusive License Agreement with Novartis for IDE196 (PKC)

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

Clinical Trial Collaboration and Supply Agreement with Pfizer for IDE196 (PKC)

In March 2020, we entered into the Pfizer Agreement, pursuant to which the parties will work on combination studies, as portions of the Company’s Phase 1/2 clinical trial in MUM and other solid tumors harboring activating GNAQ or GNA11 hotspot mutations.  The combination study specifically pertains to the clinical evaluation of our IDE196 clinical candidate in combination with Pfizer’s MEK inhibitor, binimetinib.  In September 2020, we expanded the scope of our Pfizer Agreement to also evaluate IDE196 and Pfizer’s cMET inhibitor, crizotinib, as an additional, independent combination therapy.  Under the agreement, we are sponsor of the combination studies, and will provide IDE196 and pay for the costs of the combination studies.  Pfizer will provide binimetinib and crizotinib for the combination studies at no cost to us.  We and Pfizer will jointly own clinical data from the combination studies and will also jointly own inventions, if any, relating to the combined use of IDE196 and binimetinib, or independently, to the combined use of IDE196 and crizotinib.  We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

Pfizer may terminate the agreement if Pfizer believes binimetinib or crizotinib is being used in an unsafe manner.  Either party may terminate the agreement for patient safety reasons, if any regulatory action prevents the supply of its drug or if a party ceases development of its drug.  Either party may terminate the agreement for the other party’s material breach that remains uncured for thirty days. If the agreement is terminated, we must return any unused binimetinib or unused crizotinib, as applicable, to Pfizer. If Pfizer terminates the agreement because of our material breach, we will be required to reimburse Pfizer certain manufacturing costs for the binimetinib or crizotinib supplied under the agreement.

Exclusive Option and License Agreement with Cancer Research UK

On April 28, 2017, we entered into an evaluation, option and license agreement with Cancer Research UK and University of Manchester, which was amended on April 24, 2019 and on March 3, 2020, for the development and commercialization of licensed products comprising pharmaceutical preparations of PARG inhibitors for all therapeutic uses.

Under this agreement, Cancer Research UK and University of Manchester have granted to us, and we have in turn granted to Cancer Research UK and University of Manchester, non-exclusive, sublicensable, royalty-free licenses to carry out non-clinical research during the research term, currently ending in March 2021.  The non-clinical research is to be governed by a joint research committee comprised of representatives from each party. During the research term, no party is to undertake a drug discovery program in PARG inhibitors other than under this agreement.

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

In the March 2020 second amendment to the evaluation, option and license agreement, the parties reduced the license fee due at exercise of our option, extended the research period to March 2021, and also extended the option period, during which IDEAYA has rights to exercise an option to certain license rights.  The expanded collaborative research includes evaluation of an IDEAYA proprietary small molecule PARG inhibitor in multiple in vitro and in vivo ovarian cancer xenograft models. This research is also evaluating replication stress signature as a potential patient selection biomarker.  The extended option period was for up to four additional years from March 2020, including an initial one year period to March 2021 and an additional eighteen month extension to September 2022, which has now been elected pursuant to our certification of ongoing program research activities.  Thereafter, we can elect three additional six-month extensions, contingent upon both our certification of ongoing research activities and payment of certain extension fees, which together with the reduced license fee would equal the original license fee.

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

We have also established supply arrangements with one or more CMOs for IDE397 in support of our current clinical development needs.

We have also established our own supply arrangements with one or more CMOs for IDE196 in support of our current clinical development needs.

Our lead product candidates IDE397 and IDE196 are each small molecules that can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We believe the synthetic chemistry is amenable to scale-up using standard manufacturing equipment and processes. We expect that the compounds being discovered and developed for our other pipeline programs, including PARG, Pol Theta, and WRN, and other future programs, will also be small molecule product candidates that can be produced at contract manufacturing facilities.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with good laboratory practice, or GLP, regulations and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before clinical trials in humans may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at confirming dosing, pharmacokinetics and safety in a larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.

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

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic, though 510(k) clearance or grant of a de novo classification request are also possible. The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research or Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

In order to market our future products in the European Economic Area, or EEA, (which is comprised of the 28 Member States of the European Union, or EU, plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Acts of 2017, or the Tax Act, included a provision, effective January 1, 2019, that repealed the tax-based share responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all of part of a year that is common referred to the “individual mandate.”  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well.  On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2021, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations with respect to drug pricing and payments and other transfers of value to physicians and other healthcare providers, as well as similar foreign laws in the jurisdictions outside the United States. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. Entities that are found to be in violation of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by the United States Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA, and state laws may differ from each other, which may complicate compliance efforts.  For example, the California Consumer Privacy Act, or CCPA, effective January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

In Europe, EU and European Economic Area, or EEA, member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, and, together with the national legislation of EU or EEA member states governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions impose stringent requirements relating to individual consent, the information that must be provided to the individuals, the transfer of personal data out of the EU and EEA, security and data breach notifications, as well as security and confidentiality of the personal data.  The GDPR allows for the imposition of substantial fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, as well as other corrective measures for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability. Furthermore, there can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

Human Capital

At IDEAYA, we view our employees as among our most valuable assets.  Our ability to hire and retain highly skilled professionals remains an important element to our success in discovering and developing targeted therapeutics.  Our employees are at the heart of our values of passionate commitment, fearless innovation, courageous integrity, respectful teamwork, objective decision-making and empowered accountability. We offer our employees a challenging work environment, ongoing skills development, attractive career advancement, and a culture that rewards entrepreneurial initiative and exceptional execution.

In 2020, we established an internal human resources department, including hiring a Vice President, Human Resources, as part of our commitment to our human resources programs and our employee work experience.

We believe our employees and our company benefit from and excel in a diverse, inclusive and safe work environment. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe the variety of experiences, backgrounds and perspectives of our employees bring to their work every day makes IDEAYA stronger and more successful. Currently, females make up 37% of our workforce, 17% of our executive team, and 25% of our board of directors.

As of December 31, 2020, we had a total of 62 employees. Of these employees, 47 were primarily engaged in research and development activities and 15 were primarily engaged in general and administrative activities. Of our total employees, 51 hold biology, chemistry or other relevant scientific degrees, including 33 Ph.D.’s. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

•

In connection with the Collaboration, Option and License Agreement with GSK, if GSK does not exercise its option or if it terminates any development program under its collaborations with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or eliminated, and our results of operations and financial condition will be materially and adversely affected;

•	As an organization, we have never completed a clinical trial, and may be unable to do so for any of our product candidates;
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Only two of our product candidates, IDE397 and IDE196, are currently in ongoing or authorized clinical trials – one Phase 1 clinical trial to evaluate IDE397 for the treatment of patients having solid tumors with MTAP deletion that has been authorized to proceed by the FDA and in which we are targeting initial dosing of our first patient in the first quarter of 2021, one ongoing Phase 1 clinical trial for IDE196 conducted and controlled by Novartis and one ongoing Phase 1/2 clinical trial that we initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations.

We have had significant operating losses since our inception. Our net losses for the twelve months ended December 31, 2020 and December 31, 2019 were $34.5 million and $42.0 million, respectively. As of December 31, 2020, we had an accumulated deficit of $127.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. One of our product candidates, IDE196, is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting. Our product candidate IDE397 is the subject of an IND, for a Phase 1 clinical trial that has been authorized to proceed by the FDA and targeting initial dosing of our first patient in the first quarter of 2021. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, IDE196, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $283.6 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance IDE196 through clinical development, begin clinical development for IDE397, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and MAT2A program (if GSK exercises its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products). These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our IDE397 Phase 1 clinical trial for the treatment of patients having solid tumors with MTAP deletion, in which we are targeting initial dosing of our first patient in the first quarter of 2021, and our ongoing IDE196 Phase 1/2 clinical trial in solid tumors harboring GNAQ or GNA11 mutations;

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
•

the scope, progress, results and costs of developing, in collaboration with certain diagnostic companies, diagnostics for biomarkers associated with our product candidates or any other future product candidates in support of our preclinical studies and clinical trials, including our IDE397 Phase 1 clinical trial for the treatment of patients having solid tumors with MTAP deletion, in which we are targeting initial dosing of our first patient in the first quarter of 2021, and our ongoing Phase 1/2 clinical trial for IDE196 in solid tumors harboring GNAQ or GNA11 mutations;

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

•

delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize IDE196, if approved, IDE397, if approved and GSK does not exercise its option, or any other future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our two most advanced product candidates, IDE397 and IDE196, are in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE397 is the subject of an IND for a Phase 1 clinical trial to evaluate IDE397 for the treatment of patients with MTAP deletion that has been authorized to proceed by the FDA, and targeting initial dosing of our first patient in the first quarter of 2021. IDE196 is currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019, including the combination arm with binimetinib that we initiated in June 2020. IDE196 is also being tested in an earlier-initiated, ongoing Phase 1 clinical trial conducted by Novartis in patients with metastatic uveal melanoma.   Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

•

acceptance of INDs, by the FDA, or similar regulatory filing by a comparable foreign regulatory authority for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;

•	whether we are required by the FDA or a comparable foreign regulatory agency to conduct additional clinical trials or other studies beyond those planned to support approval of our product candidates;
•

our ability to timely execute our ongoing clinical trials and enroll a sufficient number of patients on a timely basis, particularly in light of the effects of the COVID-19 pandemic, to evaluate our product candidates in clinical development;

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
•

acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

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

Under the GSK Collaboration Agreement, we are eligible to receive from GSK future development and regulatory milestones of up to $465.0 million for each MAT2A product, and up to $485.0 million for each POLQ and WRN product, and commercial milestones of up to $475.0 million, with respect to each MAT2A (if GSK exercises the Option and receives HSR Clearance with respect thereto), POLQ and WRN product. Additionally, we are entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of MAT2A (if GSK exercises the Option and receives HSR Clearance with respect thereto) and WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We are entitled to receive tiered royalties on global net sales of POLQ products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for either or both the MAT2A and WRN programs, and would be eligible to receive tiered royalties on U.S. net sales of MAT2A or WRN products, as applicable, by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with potential positive economic adjustments based on the stage of the MAT2A or WRN program, as applicable, at the time of opt-out. There is no guarantee that we will be able to successfully continue to advance the POLQ and WRN programs and receive regulatory filing milestone payments related to any POLQ or WRN product. There is no guarantee that we will be able to successfully conduct the MAT2A Phase 1 monotherapy clinical trial. Even if we successfully conduct the MAT2A Phase 1 monotherapy clinical trial, GSK is under no obligation to exercise the Option. Further, in the event that GSK is required to obtain HSR Clearance after exercising the Option, and such HSR Clearance is not obtained, GSK will not participate in further development of any MAT2A products and the product rights would revert to us. We would then have worldwide rights to those assets and be responsible for funding the development of the assets. GSK may terminate the entire GSK Collaboration Agreement or any collaboration program on a target-by-target basis for any or no reason upon written notice to us after expiration of a defined notice period. The GSK Collaboration Agreement or any program under the GSK Collaboration Agreement may also be terminated by either party for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain of our patents. Depending on the timing of any such termination we may not be entitled to receive the option exercise fees, or potential milestone payments, as these payments terminate with termination of the GSK Collaboration Agreement.

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

Clinical development of one of our product candidates, IDE196, depends, in part, on data from Novartis’ ongoing Phase 1 clinical trial of IDE196 in patients with metastatic uveal melanoma. We have no control over the execution of Novartis’ trial.

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

We have no control or oversight over the design or implementation of Novartis’ clinical trial. The license agreement does not impose obligations on Novartis with respect to the conduct of the ongoing Phase 1 clinical trial, its timing, or whether Novartis must complete it. Novartis may delay or discontinue the monotherapy arm and/or the combination arm of their ongoing clinical trial at their own discretion as the trial progresses. Failure on behalf of Novartis, or any third parties with which Novartis has separately contracted with respect to the trial, to adhere to the trial protocols, GCP, or applicable regulations may delay Novartis’ clinical trial, lead to Novartis’ discontinuation of the trial, or cause the results of the trial to be unacceptable for use in a submission by us to the FDA or a comparable regulatory authority. Furthermore, HDM201 is still in clinical development and has not been approved. If Novartis encounters any clinical or regulatory difficulty with regard to HDM201, it may result in the delay or the complete discontinuation of the combination arm of the trial. If Novartis’ clinical trial is delayed or discontinued for any reason, or if we identify another issue with Novartis’ data, it may delay our development of IDE196, or make it difficult or impossible for us to rely on Novartis’ clinical data in regulatory filings as planned. Furthermore, although the agreement requires Novartis to provide us with certain data at specified intervals, if Novartis does not make data available to us, our IDE196 development program may be significantly delayed and we may need to conduct additional studies or trials independently. As a result, we may not be able to obtain regulatory approval for IDE196 in a timely fashion, at the expected cost to us, or at all, and our business, financial position, results of operations and prospects may be adversely affected.

As an organization, we have never completed a clinical trial, and may be unable to do so for any of our product candidates.

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. One of our product candidates, IDE196, is in a Phase 1/2 clinical trial that we are conducting.  Another of our product candidates, IDE397, is the subject of an IND for a Phase 1 clinical trial that has been authorized to proceed by the FDA, and targeting initial dosing of our first patient in the first quarter of 2021. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of IDE196 or IDE397 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of, IDE196, IDE397, or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent or delay GSK’s exercise of the Option with respect to any MAT2A product, or prevent us from or delay us in commercializing IDE196 or any other product candidate.

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

In addition, if any of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events, or AEs, of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other post-approval issues with our product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our clinical trial collaboration and supply agreement with Pfizer for the supply of their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, supports our plans to evaluate the safety and efficacy of IDE196 in combination with binimetinib and in combination with crizotinib in Phase 1/2 clinical trial arms that we initiated in June 2020 and December 2020, respectively. If Pfizer delays or fails to supply binimetinib or crizotinib in support of the combination arms of the IDE196 clinical trial, the development program as pertaining to combination of IDE196 with either a MEK inhibitor or a cMET inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate IDE196 in combination with one or more anti-cancer agent(s) in addition to binimetinib and crizotinib, such as a different inhibitor of MEK or cMET or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. This may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including IDE196 or IDE397, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our and our collaboration partners’, such as GSK, ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

Furthermore, certain conditions for which we plan to evaluate our current development candidates are rare diseases, such as metastatic uveal melanoma, with limited patient pools from which to draw for clinical trials. For example, one of our product candidates, IDE196, is currently being evaluated in a Phase 1/2 basket trial that we initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ/GNA11 hotspot mutations in metastatic uveal melanoma, and potentially in other solid tumors such as cutaneous melanoma and colorectal cancer. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed. Several of our sites halted new enrollment for several months in 2020 before resuming enrollment. Some patients may not be able or willing to comply with clinical trial protocols, and data collected may be incomplete, if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients, and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be delayed or disrupted, which may adversely impact our clinical trial operations.

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

We may develop our product candidates in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

Although we believe that IDE196 is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For IDE196, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 as monotherapy for metastatic uveal melanoma in a current Phase 3 clinical trial for patients with the HLA-A2 allele – which represents between 30% to 50% of metastatic uveal melanoma patients. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), Tesaro (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Agios is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Additionally, several other early-stage companies, including Artios, Cyteir, KSQ, MetaboMed, NeoMed, Repare and Tango are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of December 31, 2020, we had 62 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of any products, initiation or completion of our planned clinical trials or the commercialization of our product candidates or any other product candidates.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials and pollution insurance to cover us for certain biological or hazardous waste exposure and contamination situations, this insurance may not provide adequate coverage against potential liabilities. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our organization is committed to a broad approach to precision medicine that seeks to maximize our integrated biomarker and small molecule drug discovery capabilities. Our current portfolio consists of multiple programs, extending across multiple classes of precision medicine, including direct targeting of oncogenic pathways and synthetic lethality. Together, these programs require significant capital investment. The directly targeted therapy programs are at various stages of preclinical and early clinical development, and our synthetic lethality programs are in the target identification, validation, lead optimization, and early clinical stages of development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between advancing and expanding our synthetic lethality and direct targeting programs. Because we have limited financial and managerial resources, we focus on specific product candidates, indications and discovery programs. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of February 2021, the coronavirus has spread to most regions of the world and the United States continues to experience significant COVID-19 outbreaks, particularly in certain states, such as California. If the current economic conditions worsen or last for an extended period of time, we will be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely.  Some of these third parties have experienced shut-downs, supply chain and experimental study interruptions or slow-downs, and more third parties could experience such shut-downs, interruptions or slow-downs. Individuals at our company or at such third parties could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. In response to the COVID-19 pandemic, San Mateo County, California, in which our primary office is located, has issued a “regional stay at home order” pursuant to a state order issued by the Governor of California. We have requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

Additionally, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The evolving COVID-19 pandemic may also, directly or indirectly, impact the pace of enrollment and impose logistical constraints in current or future clinical trials. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and potential or enrolled patients may not be able or willing to comply with clinical trial protocols, whether due to quarantines impeding patient movement or interrupting healthcare services, or due to potential or enrolled patient concerns regarding interactions with medical facilities or staff. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be delayed or disrupted, which may adversely impact our clinical trial operations.

While the COVID-19 pandemic did not materially adversely affect our business operations in the year ended December 31, 2020, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 U.S. presidential election may impact our business and industry. Namely, the Trump Administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these requirements will be implemented and whether or how they will be rescinded or replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulation of our product candidates. If executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Although no third party has asserted a claim of patent infringement against us as of December 31, 2020, others may hold proprietary rights that could prevent IDE196, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market IDE196, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing IDE196, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, which includes a provision that entered into effect on January 1, 2019, that repeals the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While further proposed measures will require authorization through additional legislation to become effective, Congress and the Biden Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

•	similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical patients, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the GDPR became effective, implementing more stringent requirements in relation to our use of personal data. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. We will be subject to the GDPR where we have an EEA presence or “establishment”, when conducting clinical trials with EEA based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or when offering approved products or services in the future to EEA based data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EU and the U.S. remains uncertain. For example, in 2016, the EU and U.S. agreed to a transfer framework for data transferred from the EU to the U.S., called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

The GDPR sets out a number of requirements that must be complied with when handling the personal data of individuals within the EEA, including: disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous obligations on services providers. In addition, to the extent a company processes, controls or otherwise uses “special category” personal data (including patients’ health or medical information, genetic information and biometric information), more stringent rules apply, further limiting the circumstances and the manner in which a company is legally permitted to process that data.

In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain states govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  By way of example, California enacted the California Consumer Privacy Act, or CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA places increased privacy and security obligations on entities handling certain personal data of consumers or households, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further, the CPRA was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	results from, and any delays in, our clinical trials for IDE397, IDE196, or any other future clinical development programs, including public misperception of the results of our clinical trials;
•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and/or biopharmaceutical product development;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for our product candidates;
•	announcements relating to or results from our GSK Collaboration Agreement;
•	announcements relating to future licensing, collaboration or development agreements;
•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our therapies;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	major changes in our board of directors or management;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or comparable foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic; and
•	general economic conditions in the United States and abroad.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2020, we have outstanding a total of 29.5 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of December 31, 2020, approximately 3.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

General Risks

Our information technology systems, or those of our collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business. Security breaches, loss of data or financial assets, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the pervasive use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property, including both our own and that of third parties. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including D&O insurance, on acceptable terms.

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

In order to provide the reports required by these rules, we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our audited financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on CROs and contract manufacturing organizations, or CMOs, to provide timely and accurate notice of their costs to us and on GSK to provide timely and accurate reports of cost sharing under the GSK Collaboration Agreement. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Market or other adverse consequences that would materially harm to our business.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate losses for U.S. federal income tax purposes in the foreseeable future, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past and in the current year. As a result of the ownership changes, some of the tax attributes carryforward may be permanently limited as they will expire unused. We are continuing to analyze the impact of the limitation to our financial statements. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We have experienced ownership changes in the past and in the current year, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could potentially result in increased future tax liability to us.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our corporate headquarters is located in South San Francisco, California, where we lease and occupy approximately 29,600 square feet of office and laboratory space. The current term of our South San Francisco lease expires in July 2024, with an option to extend the term through July 2026.

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

Stockholders

As of March 15, 2021, we had 15 record holders of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Sale of Unregistered Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

We have omitted this information in accordance with the elimination of Item 301 of Regulation S-K (Release No. 33-10890).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

Overview

We are a synthetic lethality-focused precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations most likely to benefit. We are applying these capabilities to develop a robust pipeline in precision medicine oncology, with a research and development focus in synthetic lethality—which represents an emerging class of precision medicine targets.

IDE397 – MAT2A Inhibitor Development Candidate

Our most advanced synthetic lethality research program targets methionine adenosyltransferase 2a, or MAT2A, for solid tumors with methylthioadenosine phosphorylase, or MTAP, deletions, a patient population estimated to represent approximately 15% of solid tumors.

Our MAT2A inhibitor development candidate is designated as IDE397.  We submitted an IND, to the FDA for IDE397, which is now effective.  We are initiating a Phase 1 clinical trial for evaluation of IDE397 as monotherapy, and are targeting First-Patient-In in the Phase 1 clinical trial in the first quarter of 2021.

Initial clinical development plans to evaluate IDE397 include a dose escalation portion of the Phase 1 clinical trial in which we plan to enroll patients having solid tumors with MTAP deletion identified by commercial or institutional next generation sequencing, or NGS, panels, and in some cases also confirmed by an MTAP immunohistochemistry, or IHC, assay.  Following and subject to satisfactory completion of the dose escalation portion of the Phase 1 clinical trial, we plan to enroll patients having solid tumors with MTAP deletion into one or more expansion arms focused on selected solid tumor indications. We plan to obtain patient biopsies from the dose escalation and expansion portions of the clinical trial for translational research, including evaluation of certain pharmacodynamic, or PD, biomarkers, such as peripheral S-adenosyl methionine, or SAM, and tumor SAM as determined by liquid chromatography / mass spectroscopy, or LCMS, assays, and tumor symmetrical dimethyl arginine, or SDMA, as determined by enzyme linked immunosorbent assay, or ELISA, IHC assay and/or LCMS assay. We have a program objective to obtain preliminary clinical PD data from the dose-escalation portion of the IDE397 monotherapy Phase 1 clinical trial in the second half of 2021.

We are continuing to advance certain preclinical activities to support IDE397 as a clinical candidate.

We are evaluating the efficacy of monotherapy IDE397 in over forty solid tumor patient derived xenograft, or PDX, models with homozygous MTAP deletions across a range of solid tumor types. Preliminary results of this IDE397 MTAP-deletion PDX Panel Study show in vivo efficacy in multiple MTAP-null xenograft models, demonstrating tumor growth inhibition when MAT2A is pharmacologically inhibited with IDE397 as monotherapy, including in non-small cell lung cancer.  In this study, we observed > 75% Tumor Growth Inhibition, or TGI, in ~ 50% of models and across major solid tumor types.  We also observed tumor regressions, with > 100% TGI, in multiple PDX models and across multiple solid tumor types.

We are planning to present data summarizing the results of the IDE397 MTAP-deletion PDX Panel Study at the 2021 Annual Meeting of the American Association for Cancer Research, or AACR in April 2021.  We also plan to present preclinical data at AACR in April 2021 evaluating the effects of pharmacological inhibition of MAT2A, including analyses of genomic and metabolic effects in an isogenic cell pair and of proliferation effects in a panel of MTAP wild type and MTAP-deleted cell lines.

We have completed the good laboratory practice, or GLP, compliant toxicology studies with IDE397 in multiple species.

Preclinical combination tolerability and efficacy studies are ongoing to evaluate IDE397 in combination with GSK oncology assets, as well as other potential oncology agents, including taxanes.

We plan to lead research and development of IDE397 through early clinical development, in collaboration with GlaxoSmithKline pursuant to the Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK.

PARG

We are advancing our preclinical research for an inhibitor of poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with a defined biomarker based on genetic mutations and/or molecular signatures.

One of our PARG inhibitor compounds, designated as IDB-PARG, has demonstrated dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple PDX models and in multiple cell-derived xenograft, or CDX, models.  We observed tumor regressions (> 100% TGI) in multiple breast cancer PDX models with defined genetic and subtyping profiles.  We also observed tumor regressions and enhanced TGI relative to niraparib in multiple CDX models, including in vivo efficacy in a niraparib-resistant resistant CDX model.

We plan to present data at AACR in April 2021 summarizing the results of our preclinical studies evaluating the effects of pharmacological inhibition of PARG in a panel of homologous recombination deficient cell lines and in CDX and PDX models.

We are continuing to evaluate the efficacy of IDB-PARG as monotherapy across a panel of additional solid tumor PDX models with specific genetic alterations.

We entered into a strategic collaboration with the Broad Institute of MIT and Harvard, or Broad Institute, focused on synthetic lethality target and biomarker discovery. Under our collaboration with the Broad Institute, we are evaluating pharmacological inhibition across a panel of cell lines using the Broad Institute’s PRISM platform to inform patient selection for potential clinical development of a PARG inhibitor.  PRISM is a high-throughput, multiplexed screening platform which we are using to evaluate our proprietary small molecule PARG inhibitor for activity against a curated panel of more than 750 genomically-characterized human cancer cell lines representing > 45 lineages.

We are also collaborating with the Broad Institute to evaluate paralogous CRISPR knockdown in selected cell lines in conjunction with pharmacological inhibition of PARG to inform patient selection and combination strategies in ovarian and breast cancer.

We have extended the option period during which IDEAYA has rights to exercise an option to certain license rights under the Evaluation, Option and License Agreement with Cancer Research UK and University of Manchester, or CRUK-UMann Agreement to September 2022.  The eighteen month extension of the option period was effected pursuant to the terms of the March 2020 amendment to the CRUK-UMann Agreement.

Subject to further preclinical studies, we are targeting to identify a PARG inhibitor development candidate in 2021.

Werner Helicase

We are also continuing to advance our preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase, or WRN, for patients having tumors with high microsatellite instability, or MSI.  We have observed dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic, or PD, response in multiple endogenous MSI high cell lines.  We have also demonstrated preliminary in vivo efficacy and PD response in a relevant MSI high model.

For this program, we plan to continue further development in collaboration with GSK pursuant to the GSK Collaboration Agreement.

Pol Theta

We are progressing our program targeting DNA Polymerase Theta, or Pol Theta or POLQ, in collaboration with GSK for patients having solid tumors with BRCA or other homologous recombination deficiency, or HRD, mutations.  We have shown combination activity with multiple PARP inhibitors, including niraparib. We have demonstrated synergistic in vivo efficacy of a Pol Theta inhibitor with niraparib: the combination of our Pol Theta inhibitor with niraparib enhanced the activity of niraparib in the DLD1 BRCA2-/- xenograft model.  Tumor regressions were observed for all animals in the study which were administered the combination, which was well tolerated.

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

Our clinical trial strategy is to pursue IDE196 combination therapies in MUM, including with binimetinib, a MEK inhibitor, and independently with crizotinib, a cMET inhibitor, each pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer.  We have formed a joint development committee with Pfizer responsible for coordinating all regulatory and other activities under the Pfizer Agreement, including for both the IDE196/binimetinib combination arm of the clinical trial and the IDE196/crizotinib combination arm of the clinical trial. If the clinical data from either or both of these combination studies is positive, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

We are continuing to evaluate IDE196 as monotherapy in non-MUM cancers, including in skin melanoma, where we have met the clinical protocol criteria for an expansion cohort, based on observing one confirmed partial response in an initial four evaluable patients.

Based on preliminary IDE196 monotherapy clinical data and its mechanism of action, we anticipate IDE196 clinical activity independent of Human Leukocyte Antigen (HLA) status in GNAQ/11-mutation cancers.

IDE196 / Binimetinib Combination Therapy

In June 2020, we initiated a combination arm of our Phase 1/2 clinical trial to evaluate IDE196 in combination with binimetinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.  An initial dose escalation portion of this arm of the clinical trial is evaluating the safety and efficacy of IDE196 in combination with binimetinib at various dose combinations, initially in patients with metastatic uveal melanoma, or MUM.  Following our evaluation of tolerability and preliminary efficacy from the IDE196 / binimetinib combination arm of the clinical trial in MUM, we may also evaluate IDE196 / binimetinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

We are continuing patient enrollment into the IDE196 / binimetinib combination arm under the clinical trial collaboration and supply agreement with Pfizer. We initiated dose expansion in the IDE196 / binimetinib Phase 1/2 study in MUM, based on an observation of early clinical activity of the combination in MUM. We are targeting to enroll a total of approximately 40 patients in the IDE196 / binimetinib combination arm in MUM.

We anticipate interim data from the IDE196 / binimetinib combination therapy arm of the Phase 1/2 clinical trial in MUM patients in 2021.

IDE196 / Crizotinib Combination Therapy

In September, 2020, we expanded the scope of our Pfizer Agreement to evaluate IDE196 and crizotinib as a combination therapy in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

In December 2020, we initiated a combination arm of our Phase 1/2 clinical trial to evaluate IDE196 in combination with crizotinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.  An initial dose escalation portion of this arm of the clinical trial will be evaluating the safety and efficacy of IDE196 in combination with crizotinib at various dose combinations, initially in patients with metastatic uveal melanoma, or MUM.  Following our evaluation of tolerability and preliminary efficacy from the IDE196 / crizotinib combination arm of the clinical trial in MUM, we may also evaluate IDE196 / crizotinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

We are continuing patient enrollment into the IDE196 / crizotinib combination arm under the clinical trial collaboration and supply agreement with Pfizer.

We identified cMET as a potential biomarker and a cMET inhibitor as potential combination agent though our translational research studies, or IDE196 cMET Translational Studies.  In these studies, we observed preclinical synergies between IDE196 and crizotinib in relevant cellular models under conditions simulating a tumor microenvironment in the liver, the site of approximately 90% of uveal melanoma metastases.  Additionally, we conducted a retrospective analysis of human clinical samples from the Novartis IDE196 Phase 1 clinical trial, which also independently supported cMET expression / activation as potential biomarker / combination agent.

We are planning to present data summarizing the results of the IDE196 cMET Translational Studies at AACR in April 2021.

IDE196 Monotherapy

Our ongoing monotherapy arm of the Phase 1/2 clinical trial was initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design.  We have completed enrollment in the monotherapy arm of the Phase 1/2 clinical trial in MUM.  We are continuing enrollment of patients having other, non-MUM solid tumors harboring GNAQ or GNA11 hotspot mutations, such as skin melanoma.

Our development strategy in the monotherapy non-MUM GNAQ/11 arm of the clinical trial is focused on skin melanoma. In the Phase 2 basket arm evaluating IDE196 as monotherapy in non-MUM solid tumors harboring GNAQ or GNA11 hotspot mutations (GNAQ/11), the clinical protocol criteria have been met for cohort expansion in cutaneous melanoma, or skin melanoma. We are actively enrolling for this Phase 2 cohort expansion in skin melanoma. Of 4 evaluable skin melanoma patients harboring GNAQ/11 hotspot mutations (excluding 1 non-evaluable) as of August 1, 2020, a 100% Disease Control Rate was observed, and one confirmed partial response (cPR) was determined by RESIST, or Response Evaluation Criteria in Solid Tumors, 1.1 guidelines, satisfying the protocol requirement of at least one RECIST response in the first Stage 1 cohort (n=9) in order to expand into a second Stage 2 cohort (n=15).  Following satisfaction of the clinical protocol criteria, we can enroll an additional 15 skin melanoma patients harboring GNAQ/11 mutations into the Stage 2 cohort expansion, for a total planned enrollment of 24 patients in the skin melanoma cohort.

As of March 15, 2020, we have enrolled a total of nine patients with solid tumors other than MUM, including seven patients with skin melanoma, into the Phase 2 monotherapy basket arm.

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

We anticipate disclosing interim data from the monotherapy arm of our ongoing IDE196-001 Phase 1/2 basket trial in 2021, including in MUM and in GNAQ/11-mutation skin melanoma. Preliminary clinical data from IDE196 monotherapy arm shows that IDE196 activity is independent of HLA status.

IDE196 Tolerability

IDE196 has been generally well tolerated in the Phase 1/2 clinical trial. We plan to update further on tolerability in connection with an interim data updates for IDE196 / binimetinib combination therapy in MUM and for IDE196 monotherapy in MUM and in GNAQ/11 mutant skin melanoma.

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

Prospectus Supplement - At-the-Market Facility

On August 12, 2020, we filed a prospectus supplement to the prospectus dated June 10, 2020, activating our at-the-market, or ATM, facility by entering into an Open Market Sale Agreement, or August 2020 Sales Agreement, with Jefferies LLC, or Jefferies, relating to shares of our common stock offered by the prospectus supplement and the accompanying prospectus. Pursuant to the terms of the August 2020 Sales Agreement, we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $50,000,000 from time to time through Jefferies acting as agent. Pursuant to the August 2020 Sales Agreement, Jefferies, as sales agent, receives a commission of 3.0% of the aggregate gross proceeds that the Company receives from each sale of its shares of common stock sold under the August 2020 Sales Agreement.

During the three months ended December 31, 2020, we sold 410,896 shares of our common stock for aggregate net proceeds of $6.6 million after deducting sales commission and other expenses at a weighted average sales price of approximately $16.92 per share under an at-the-market offering pursuant to the August 2020 Sales Agreement with Jefferies as sales agent.

On January 20, 2021, we entered into a new Open Market Sale Agreement, or January 2021 Sale Agreement, with Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having aggregate gross proceeds of up to $90.0 million through Jefferies as its sales agent. Under the January 2021 Sale Agreement, we will pay Jefferies a commission equal to three percent (3.0%) of the aggregate gross proceeds from each sale of shares sold through Jefferies under the January 2021 Sale Agreement.

Subsequent to December 31, 2020, from January 2021 through March 22, 2021, we sold an additional 2,709,385 shares of our common stock for aggregate gross proceeds of $43.3 million at a weighted average sales price of approximately $15.97 per share under an at-the-market offering pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent.

Management / Leadership Team

We continue to enhance our leadership team with the addition of Matthew Maurer, M.D. as Vice President, Head of Clinical Oncology and Medical Affairs in January 2021.  Dr. Maurer was previously with Bristol Myers Squibb, and was earlier an oncologist and Assistant Professor of Medicine at Columbia University College of Physicians and Surgeons.

Board of Directors

Susan L. Kelley, M.D. has joined as a member of our board of directors effective February 12, 2021, serving as a Class III director, with an initial term expiring at our 2022 annual meeting of stockholders.  Dr. Kelley has over 25 years of experience in oncology drug research and development, including most recently as Chief Medical Officer of the Multiple Myeloma Research Consortium (MMRC), and previously at Bayer Healthcare Pharmaceuticals and Bayer-Schering Pharma, and at Bristol-Myers Squibb.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue exclusively consists of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to upfront payments and amounts due to us for research and development services. In the future, revenue may include additional milestone payments, option exercise payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, and milestone and other payments.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for IDE196, consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program:

	Year Ended December 31,
	2020	2019
External clinical development expenses (1):
IDE397	$2,162	$—
IDE196	6,237	6,119
Personnel related and stock-based compensation	10,669	11,772
Other research and development expenses	20,630	16,428
Total research and development expenses	$39,698	$34,319

(1)	External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

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

Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website, https://ir.ideayabio.com/.

Comparison of the Years Ended December 31, 2020 and December 31, 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	Change	% Change
Revenue:
Collaboration revenue	$19,538	$—	$19,538	100%
Operating expenses:
Research and development	39,698	34,319	5,379	16%
General and administrative	15,184	9,952	5,232	53%
Loss from operations	$(35,344)	$(44,271)	$8,927	(20%)
Interest income and other income (expense), net	849	2,296	(1,447)	(63%)
Net loss	$(34,495)	$(41,975)	$7,480	(18%)

Collaboration Revenue

Collaboration revenue increased by $19.5 million in the year ended December 31, 2020. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Collaboration revenue recognized in the year ended December 31, 2020 also included $3.0 million of revenue from the exercise by GSK of the material right associated with the option to license IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities.

Research and Development Expenses

Research and development expenses increased by $5.4 million, or 16%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase in research and development expenses was primarily due to an increase in external clinical development expenses for IDE397 of $2.2 million related to manufacturing and clinical startup activities, an increase in external clinical development expenses for IDE196 of $0.1 million related to increased patient enrollment in our Phase 1/2 clinical trial to evaluate IDE196 in solid tumors, an increase in fees paid to CROs, CMOs and consultants of $5.2 million related to the advancement of our lead product candidates through preclinical studies, and an increase in software licenses, subscriptions and depreciation expense of $0.3 million. The increase was partially offset by a decrease in costs for laboratory supplies used in support of our research programs of $1.5 million due to decreased laboratory operations as a result of COVID-19 restrictions, and a decrease in payroll expenses, including salaries, benefits and stock-based compensation expense of $1.1 million due to a decrease in our average research and development headcount for the year.

General and Administrative Expenses

General and administrative expenses increased by $5.2 million, or 53%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, of $2.8 million related to increased general and administrative headcount to support our growth, an increase in directors’ and officers’ liability insurance premiums of $1.0 million, an increase in legal patent expense of $0.4 million due to increased patent filings, an increase in consulting fees of $0.3 million related to human resources and information technology support, an increase in costs associated with the filing of a shelf registration statement on Form S-3 of $0.2 million, and an increase in software licenses of $0.2 million.

Interest Income and Other Income (Expense), Net

Interest income decreased by $1.4 million, or 63%, from the year ended December 31, 2019 to the year ended December 31, 2020, primarily due to a decrease in interest income on our cash, cash equivalents and marketable securities balances, as a result of the lower interest yields.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $283.6 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the years ended December 31, 2020 and December 31, 2019, we had net losses of $34.5 million and $42.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2020, we had an accumulated deficit of $127.0 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2024.

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

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaboration or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements for which will depend on many factors, including:

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of December 31, 2020, we expect to make the total lease payments of $7.6 million through July 2024.

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

Pursuant to the GSK Collaboration Agreement, subject to GSK’s exercise of the Option, we will be responsible for 20% of further development costs for the MAT2A program thereafter. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for MAT2A products, as measured three and six years after global commercial launch thereof. Also, we will be responsible for 20% of global research and development costs for the WRN program. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof. We may opt out of 50% U.S. net profit share and corresponding development cost share for the MAT2A program and/or WRN program.

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

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Years Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$55,463	$(39,313)
Investing activities	(146,243)	2,265
Financing activities	128,750	50,610
Net increase in cash, cash equivalents and restricted cash	$37,970	$13,562

Cash Flows from Operating Activities

Net cash provided by operating activities was $55.5 million for the year ended December 31, 2020. Cash provided by operating activities was primarily due to an increase in contract liability of $83.8 million as a result of the up-front payment received from GSK, stock-based compensation expense of $3.6 million, an increase of accrued and other liabilities of $3.0 million due to fees to CROs in support of research and manufacturing activities and an increase in accrued payroll expenses due to increased headcounts, and depreciation and amortization expense of $1.4 million, partially offset by the use of funds in our operations to develop our product candidates resulting in a net loss of $34.5 million and an increase in accounts receivable of $1.9 million due to the estimated program costs for the fourth quarter of 2020 reimbursable by GSK under the GSK Collaboration Agreement.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $146.2 million for the year ended December 31, 2020, which consisted primarily of $242.3 million used to purchase marketable securities and $0.5 million used to purchase property and equipment, partially offset by $96.6 million provided by maturities of marketable securities.

Net cash provided by investing activities was $2.3 million for the year ended December 31, 2019, which consisted primarily of $73.5 million provided by maturities of marketable securities and $18.1 million from sales of marketable securities, partially offset by $88.0 million used to purchase marketable securities and $1.4 million used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $128.8 million for the year ended December 31, 2020, which consisted primarily of $100.7 million of net proceeds from our follow-on offering, $20.0 million of net proceeds from our private placement of common stock, $6.6 million of proceeds from ATM offering, $1.2 million of proceeds from exercise of common stock options, and $0.3 million of proceeds from ESPP purchase.

Net cash provided by financing activities was $50.6 million for the year ended December 31, 2019, which consisted primarily of $50.3 million of net proceeds from our IPO.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, refer to Note 2 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside our influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. We recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each milestone and any related constraint, and if necessary, adjusts our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees are recorded as contract liabilities upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Upfront payment contract liabilities resulting from our license and collaboration agreements do not represent a financing component as the payment is not financing the transfer of goods and services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us. As such, we do not adjust our revenues for the effects of a significant financing component.

Determination of the estimate of standalone selling price (“SSP”)

Prior to entering into the GSK Collaboration Agreement, we have never entered into a similar collaboration agreement nor have ever recognized any revenue, and the SSP of performance obligations identified in the GSK Collaboration Agreement is not directly observable. Accordingly, we developed an estimate of the SSP of each performance obligation based on the information known to us on the Effective Date and on input from an independent third-party valuation firm.

We applied the income approach as a primary methodology to determine the SSP of each performance obligation. Specifically, based on our early stage of development and other relevant factors, we determined to use the following methodologies:

(1)

Preclinical and Phase 1 Monotherapy clinical research and development services under the MAT2A program (“MAT2A R&D Services”) – the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate;

(2)

Preclinical research services and the related license to IDEAYA-owned technology under the Pol Theta program (“Pol Theta R&D Services”) – a combination of risk-adjusted net present value analysis and the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate;

(3)

Preclinical research services and the related license to IDEAYA-owned technology under the WRN program (“WRN R&D Services”) – a combination of risk-adjusted net present value analysis and the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate;

(4)	The Option – risk-adjusted net present value analysis;
(5)

Material right associated with the option to license to IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities in preparation for the MAT2A Combination Trial (“Preclinical MAT2A License”) – the expected costs of satisfying the performance obligation; and,

(6)	Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”) – the expected costs of satisfying the performance obligation.

The assumptions used to determine the SSP of each performance obligation are based on numerous objective and subjective factors, combined with management judgment, including:

•	projected preclinical and clinical research and development expenses;
•	the probability of technical success for the development, regulatory approval and commercialization of our product candidates;
•	projected cash flow during development and commercialization periods;
•	discount rates based on cost of capital;
•	the probability of exercise of the Option; and,
•	the projected manufacturing cost and overhead expense for IDE 397.

We considered reasonably available data points, market conditions and entity-specific factors in estimating the SSP of performance obligations. However, some of these assumptions are specific to us and are not directly observable. We also applied our own judgment as management in determining these assumptions. Accordingly, these assumptions are subject to uncertainty, and changing methodology and/or assumption could materially impact the estimate of the SSP of performance obligations, and as a result, an amount of subsequent revenue recognition and/or its timing.

Determination of the timing of satisfaction of performance obligations

We recognize revenue from the MAT2A R&D Services, Pol Theta R&D Services and WRN R&D Services over time, as GSK simultaneously receives and consumes the benefits provided by our performance as we perform. We measure our progress toward complete satisfaction of the MAT2A R&D Services, Pol Theta R&D Services and WRN R&D Services based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligations.

The estimated total costs to be incurred to complete the MAT2A R&D Services, Pol Theta R&D Services and WRN R&D Services may evolve and be updated throughout the performance period with the consultation with GSK through the joint development committee. Also, the expected timing of completing the MAT2A R&D Services, Pol Theta R&D Services and WRN R&D Services may be updated. The change in the estimated total costs and/or the timing of completion may materially impact an amount of subsequent revenue recognition and/or its timing.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is not material.

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2020, we had cash equivalents and marketable securities of $283.6 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2020, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(3) EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this report.

Exhibit Index

(a) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.				X

10.1†	License agreement by and between IDEAYA Biosciences, Inc. and Novartis International Pharmaceutical, Inc. dated as of September 19, 2018.	S-1	4/26/2019	10.1

10.2(a)†	Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 28, 2017.	S-1	4/26/2019	10.2(a)

10.2(b)	Amendment #1 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 24, 2019.	S-1	4/26/2019	10.2(b)

10.2(c)	Amendment #2 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of March 3, 2020.	10-K	3/24/2020	10.2(c)

10.3(a)#	2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(d)

10.4#	Employee Stock Purchase Plan.	S-1/A	5/13/2019	10.6

10.5(a)#	2015 Equity Incentive Plan, as amended.	S-1	4/26/2019	10.4(a)

10.5(b)#	Form of Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(b)

10.5(c)#	Form of Early Exercise Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(c)

10.5(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(d)

10.6#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Yujiro Hata.	S-1/A	5/13/2019	10.7(b)

10.7#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Michael Dillon.	S-1/A	5/17/2019	10.8

10.8#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Paul Stone.	S-1/A	5/17/2019	10.12

10.9#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Jason Throne.				X

10.10	Non-Employee Director Compensation Program.	S-1/A	5/17/2019	10.13

10.11	Form of indemnification agreement for directors and officers.	S-1/A	5/13/2019	10.14

10.12	Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated August 26, 2016.	S-1	4/26/2019	10.15

10.13	Letter Agreement Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated January 27, 2017.	S-1	4/26/2019	10.16

10.14	First Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated May 31, 2018.	S-1	4/26/2019	10.17

10.15	Second Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated September 30, 2019.	10-Q	11/13/2019	10.11

10.16(a)†	Clinical Trial Collaboration and Supply Agreement between IDEAYA Biosciences, Inc. and Pfizer Inc. dated as of March 11, 2020.	10-Q	5/12/2020	10.4

10.16(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of September 23, 2020.	10-Q	11/12/2020	10.1

10.17†	Collaboration, Option and License Agreement between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of June 15, 2020.	10-Q	8/12/2020	10.3

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEAYA Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IDEAYA Biosciences, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 23, 2021

We have served as the Company's auditor since 2017.

IDEAYA Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$72,037	$34,067
Short-term marketable securities	211,548	64,889
Accounts receivable	1,877	—
Prepaid expenses and other current assets	3,143	2,698
Total current assets	288,605	101,654
Restricted cash	106	106
Long-term marketable securities	—	1,526
Property and equipment, net	4,271	4,642
Right-of-use assets	5,205	5,057
Other non-current assets	82	16
Total assets	$298,269	$113,001
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$953	$709
Accrued liabilities	8,516	5,023
Contract liability	27,613	—
Operating lease liabilities, current	1,540	1,145
Other current liabilities	18	63
Total current liabilities	38,640	6,940
Long-term contract liability	56,160	—
Long-term operating lease liabilities	5,183	5,627
Other non-current liabilities	12	34
Total liabilities	99,995	12,601
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2020 and December 31, 2019; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 29,537,216 and 20,339,461 shares issued and outstanding as of December 31, 2020 and December 31, 2019	3	2
Additional paid-in capital	325,250	192,824
Accumulated other comprehensive income	7	65
Accumulated deficit	(126,986)	(92,491)
Total stockholders’ equity	198,274	100,400
Total liabilities and stockholders’ equity	$298,269	$113,001

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Collaboration revenue	$19,538	$—	$—
Total revenue	19,538	—	—
Operating expenses
Research and development	39,698	34,319	31,749
General and administrative	15,184	9,952	4,668
Total operating expenses	54,882	44,271	36,417
Loss from operations	(35,344)	(44,271)	(36,417)
Interest income and other income (expense), net	849	2,296	2,071
Net loss	(34,495)	(41,975)	(34,346)
Change in unrealized (losses) gains on marketable securities	(58)	96	(30)
Comprehensive loss	$(34,553)	$(41,879)	$(34,376)
Net loss per common share, basic and diluted	$(1.40)	$(3.36)	$(35.92)
Weighted-average number of common shares outstanding used in computing net loss per share, basic and diluted	24,721,775	12,496,957	956,252

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

						Accumulated		Total
	Redeemable Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of January 1, 2018	4,379,916	$26,084	1,263,416	$—	$432	$(1)	$(16,170)	$(15,739)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $5, adjusted for the redeemable convertible preferred stock liability of $3,137	1,414,811	14,651	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $176	7,081,452	93,844	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	263,615	3,812	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	19,591	—	28	—	—	28
Early exercised common stock options	—	—	70,583	—	—	—	—	—
Repurchase of early exercised shares			(17,900)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	189	—	—	189
Stock-based compensation	—	—	—	—	950	—	—	950
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(34,346)	(34,346)
Balances as of December 31, 2018	13,139,794	$138,391	1,335,690	$—	$1,599	$(31)	$(50,516)	$(48,948)
Conversion of redeemable convertible preferred stock into common stock	(13,139,794)	(138,391)	13,139,794	1	138,390	—	—	138,391
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	1	50,246	—	—	50,247
Issuance of common stock upon exercise of stock options	—	—	135,563	—	307	—	—	307
Early exercised common stock options	—	—	2,112	—	—			—
Repurchase of early exercised shares	—	—	(23,698)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	114	—	—	114
Stock-based compensation	—	—	—	—	2,168	—	—	2,168
Other comprehensive income	—	—	—	—	—	96	—	96
Net loss	—	—	—	—	—	—	(41,975)	(41,975)
Balances as of December 31, 2019	—	$—	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	7,166,667	1	100,663	—	—	100,664
Issuance of common stock in private placement, net of issuance costs	—	—	1,333,333	—	19,988	—	—	19,988
Issuance of common stock related to at-the-market offering program, net of issuance costs	—	—	410,896	—	6,582	—	—	6,582
Issuance of common stock upon exercise of stock options	—	—	256,583	—	1,202	—	—	1,202
Employee stock purchase plan (ESPP) purchase	—	—	40,794	—	326	—	—	326
Repurchase of early exercised shares	—	—	(10,518)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	—	—	56	—	—	56
Stock-based compensation	—	—	—	—	3,609	—	—	3,609
Other comprehensive loss	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	(34,495)	(34,495)
Balances as of December 31, 3020	—	$—	29,537,216	$3	$325,250	$7	$(126,986)	$198,274

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(34,495)	$(41,975)	$(34,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,381	1,245	886
Net amortization (accretion) of premiums (discounts) on marketable securities	578	(473)	(808)
Stock-based compensation	3,609	2,168	950
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	—	—	3,812
Change in fair value of redeemable convertible preferred stock liability	—	—	(70)
Landlord contributions for leasehold improvements	—	—	367
Loss (gain) on sale of property and equipment	2	14	(54)
Gain on sale of marketable securities	(18)	(8)	(11)
Changes in assets and liabilities
Accounts receivable	(1,877)	—	—
Prepaid expenses and other assets	(510)	(1,963)	(243)
Right-of-use assets	(148)	1,093	—
Accounts payable	225	(195)	322
Accrued and other liabilities	2,992	2,030	1,672
Contract liabilities	83,773	—	—
Deferred rent	—	—	(97)
Lease liabilities	(49)	(1,249)	—
Net cash provided by (used in) operating activities	55,463	(39,313)	(27,620)
Cash flows from investing activities
Purchases of property and equipment, net	(493)	(1,353)	(1,708)
Purchases of marketable securities	(242,314)	(88,004)	(133,301)
Maturities of marketable securities	96,564	73,528	65,830
Sales of marketable securities	—	18,094	6,000
Net cash (used in) provided by investing activities	(146,243)	2,265	(63,179)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	105,358
Proceeds from issuance of common stock in public offering, net of issuance costs	100,664	50,321	—
Proceeds from issuance of common stock in private placement, net of issuance costs	19,988	—	—
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	6,582	—	—
Proceeds from exercise of common stock options, net of repurchases	1,190	289	91
Proceeds from ESPP purchases	326	—	—
Payments of deferred offering costs	—	—	(71)
Net cash provided by financing activities	128,750	50,610	105,378
Net increase in cash, cash equivalents and restricted cash	37,970	13,562	14,579
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	34,173	20,611	6,032
Cash, cash equivalents and restricted cash, at end of period	$72,143	$34,173	$20,611
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$72,037	$34,067	$20,505
Restricted cash	$106	$106	$106
Cash, cash equivalents and restricted cash	$72,143	$34,173	$20,611

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1	$1
Cash paid for interest	$82	$91	$99
Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	$1,191	$—	$—
Issuance of Series B redeemable convertible preferred stock pursuant to license agreement	$—	$—	$3,812
Unpaid deferred offering costs	$—	$—	$499
Vesting of early exercised options and restricted stock	$56	$114	$189
Purchases of property and equipment in accounts payable and accrued liabilities	$520	$—	$604
Extinguishment of redeemable convertible preferred stock liability	$—	$—	$3,137
Conversion of redeemable convertible preferred stock into common stock	$—	$138,391	$—

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Notes to Financial Statements

1. Organization

Description of the Business

IDEAYA Biosciences, Inc. (the “Company”) is a synthetic lethality-focused precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. The Company is headquartered in South San Francisco, California and was incorporated in the State of Delaware in June 2015. To date, the Company has been primarily engaged in business planning, research, development, recruiting and raising capital.

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

Private Placement

The Company entered into a stock purchase agreement with Glaxo Group Limited, or GGL, on June 17, 2020, pursuant to which, on August 3, 2020, the Company sold 1,333,333 shares at a price of $15.00 per shares to GGL for net proceeds of $20.0 million in a private placement.

At-the-Market Offering

On June 1, 2020, the Company entered into an open market sale agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). For the year ended December 31, 2020, the Company sold an aggregate of 410,896 shares for net proceeds of $6.6 million after deducting sales commission and other expenses.

From January 2021 through March 22, 2021, the Company additionally sold an aggregate of 2,709,385 shares for gross proceeds of $43.3 million in the ATM Offering.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $127.0 million as of December 31, 2020. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $283.6 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include useful lives of property and equipment, determination of the discount rate for operating leases, accruals for research and development activities, revenue recognition, stock-based compensation, and income taxes. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Substantially all the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

Accounts receivable represents amounts due from GlaxoSmithKline. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.

Cash and Cash Equivalents

Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2020 and December 31, 2019 consisted of cash balances held as security in connection with the Company’s facility lease agreement in South San Francisco, California. The balances are classified as long-term assets on the Company’s balance sheet.

Marketable Securities

Marketable securities are investments in marketable securities with maturities greater than three months at the time of purchase. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. The Company classifies highly liquid securities with maturities beyond 12 months as long-term marketable securities in the balance sheet. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of December 31, 2020 and December 31, 2019.

Fair Value of Financial Instruments

The carrying amounts of the Company’s certain financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities and market interest rates if applicable. Refer to Note 3 for details on the fair value of marketable securities.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2020 and December 31, 2019.

Leases

Upon adoption of ASC 842, Leases on January 1, 2019, the Company determined if any arrangement is a lease, or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, lease liabilities, and long-term lease liabilities on the Company’s balance sheet.

The Company determines if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, lease liabilities, and long-term lease liabilities on the Company’s balance sheet.

ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company combines lease and nonlease components.

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

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Stock Compensation. The Company accounts for stock-based compensation arrangements using a fair value method which requires the recognition of compensation expense related to all stock-based awards. The fair value method requires the Company to estimate the fair value of stock option awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted, which is expensed on a straight-line basis over the vesting period. Generally, the stock options the Company has granted to its employees have a 10 year term and vest over a 4-year period with 1-year cliff vesting.

For the year ended December 31, 2018, the Company accounted for stock options issued to non-employees based on the estimated fair value of the awards using the Black-Scholes option pricing model in accordance with ASC 505-50, Equity-Based Payment to Non-employees. Stock-based compensation expense related to stock options granted to non-employees was recognized as the stock options vested. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. Stock options granted to non-employees were recorded at their fair value on the measurement date and were subject to periodic adjustments as such options vested and at the end of each reporting period, and the resulting change in value, if any, was recognized in the Company’s statements of operations and comprehensive loss during the period the related services were rendered.

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

As of December 31, 2020, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$80,020	$10	$—	$80,030
Corporate bonds	Level 2	72,573	11	(14)	72,570
Commercial paper	Level 2	63,948	—	—	63,948
Marketable securities		216,541	21	(14)	216,548
Money market funds(1)	Level 1	67,065	—	—	67,065
Total fair value of assets		$283,606	$21	$(14)	$283,613

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2019, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$24,973	$32	$—	$25,005
Corporate bonds	Level 2	39,185	37	(4)	39,218
Commercial paper	Level 2	2,192	—	—	2,192
Marketable securities		66,350	69	(4)	66,415
Money market funds(1)	Level 1	34,008	—	—	34,008
Total fair value of assets		$100,358	$69	$(4)	$100,423

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2020, all marketable securities had a remaining maturity of one year or less. As of December 31, 2019, all marketable securities had a remaining maturity of one year or less, except for corporate bonds with a fair value of $ 1.5 million that had maturities of one to two years. There were no financial liabilities measured and recognized at fair value as of December 31, 2020 and December 31, 2019.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	As of December 31,
	(In Years)	2020	2019
Laboratory equipment	5	$4,793	$4,034
Computer equipment	3	117	117
Software	3	118	118
Leasehold improvements	Shorter of useful life or lease term	2,716	2,581
Furniture and fixtures	5	421	308
Total property and equipment		8,165	7,158
Less: Accumulated depreciation and amortization		(3,894)	(2,516)
Property and equipment, net		$4,271	$4,642

Depreciation and amortization expense was $1.4 million, $1.2 million and $0.9 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accrued research and development expenses	$5,259	$2,787
Accrued salaries and benefits	2,685	1,733
Legal and professional fees	543	457
Other	29	46
Accrued liabilities	$8,516	$5,023

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

The maturities of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

As of December 31, 2020	Operating Leases
2021	1,930
2022	1,982
2023	2,036
2024	1,647
Total lease payments	7,595
Less: Interest	(872)
Present value of lease liabilities	$6,723
Amounts recognized on the balance sheet
Current lease liabilities	$1,540
Long-term lease liabilities	5,183
Total lease liabilities	$6,723

Operating lease cost was $1.5 million and $1.5 million for the years ended December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, the ROU assets of $5.2 million are included in non-current assets on the balance sheet, and lease liabilities of $6.7 million are included in current liabilities and non-current liabilities on the balance sheet.

As of December 31, 2020, the remaining term for the operating lease in South San Francisco, California is 3.6 years, and the discount rate used to measure the lease liability for such operating lease upon recognition is 7.0% for the Original Lease and 6.0% for the Second Amendment. The Company has one right to extend the lease term of the operating lease in South San Francisco for two years by giving the landlord written notice. The remaining term does not include the additional two years, as the Company assessed at commencement date that it was not reasonably certain to extend the lease term.

During the years ended December 31, 2020 and December 31, 2019, cash paid for amounts included in operating lease liabilities of $1.7 million and $1.7 million, respectively, is included in cash flows from operating activities on the statement of cash flows.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2020, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

7. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2020, December 31, 2019 and December 31, 2018. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	(1.9%)	7.0%	6.9%
Change in valuation allowance	(21.5%)	(31.4%)	(29.4%)
Research tax credits	2.7%	3.6%	2.7%
Other permanent differences	(0.3%)	(0.4%)	(1.3%)
Change in fair value of redeemable convertible preferred stock liability	0.0%	0.2%	0.1%
Provision for income taxes	0.0%	0.0%	0.0%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$13,418	$23,947
Research and development credit carryforwards	3,813	2,995
Lease liability	1,420	1,895
Intangible assets	1,274	1,809
Stock-based compensation	705	407
Accruals and reserves	505	436
Deferred revenue	17,332	—
Gross deferred tax assets	38,467	31,489
Less: Valuation allowance	(36,879)	(29,462)
Deferred tax assets, net of valuation allowance	1,588	2,027
Deferred tax liabilities:
Right-of-use assets	(1,100)	(1,415)
Property and equipment	(488)	(612)
Net deferred tax assets	$—	$—

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

As of December 31, 2020, the Company had net operating loss carryforwards of $35.8 million available to reduce future taxable income, if any, for federal income tax purposes. As of December 31, 2020, the Company had net operating loss carryforwards of $83.8 million available to reduce future taxable income, if any, for California state income tax purposes. If not utilized, the federal carryforwards of $11.7 million and the state carryforwards of $83.8 million will begin to expire in 2037 and 2036, respectively. The federal net operating loss carryforwards of $24.1 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $2.6 million and $2.5 million, respectively, as of December 31, 2020. The federal credits will expire starting in 2037 if not utilized and the state research credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company.  The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2020. The Company has experienced ownership changes in the past and in the current year. As a result of the ownership changes, some of the tax attribute carryforwards may be permanently limited as they will expire unused.  The Company is continuing to analyze the impact of the limitation. Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, the Company accrued no penalties or interest during the years ended December 31, 2020, December 31, 2019 and December 31, 2018. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months.

The Company had $0.9 million and $0.7 million of unrecognized tax benefits as of December 31, 2020 and December 31, 2019, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands).

Balance as of January 1, 2019	$399
Increase related to prior year tax positions	59
Increase related to current year tax positions	288
Balance as of December 31, 2019	$746
Increase related to prior year tax positions	2
Increase related to current year tax positions	153
Balance as of December 31, 2020	$901

The Company files income tax returns in the U.S. federal jurisdiction and in California. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and California state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.

8. Common Stock

As of December 31, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of December 31, 2020, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	As of December 31,
	2020	2019
Exercise of outstanding options under the 2015 and 2019 Plans	2,591,456	1,962,332
Issuance of common stock options under the 2019 Plan	975,135	1,036,746
Issuance of common stock options under the Employee Stock Purchase Plan	357,600	195,000
Total	3,924,191	3,194,078

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020. For the years ended December 31, 2020 and December 31, 2019, the Company recorded $0.2 million and less than $0.1 million of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$1,234	$956	$410
General and administrative	2,375	1,212	540
Total stock-based compensation expense	$3,609	$2,168	$950

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	1,036,746	1,962,332	$6.03	8.63
Additional shares authorized	813,578	—
Options granted	(1,252,826)	1,252,826	$8.48
Options exercised	—	(256,583)	$4.68
Options repurchased	10,518	—	$1.08
Options canceled	367,119	(367,119)	$6.58
Balance, December 31, 2020	975,135	2,591,456	$7.27	8.36
Exercisable as of December 31, 2020		844,226	$5.79	7.55
Vested and expected to vest as of December 31, 2020		2,591,456	$7.27	8.36

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and December 31, 2019 was $6.16 and $6.73 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2020 and December 31, 2019 was $1.7 million and $0.8 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of December 31, 2020, the total unrecognized stock-based compensation expense for stock options was $8.5 million, which is expected to be recognized over a weighted-average period of 2.51 years.

Early Exercise of Stock Options

The terms of the 2015 Plan permit the exercise of options granted under the 2015 Plan prior to vesting, subject to required approvals. The shares so acquired prior to vesting are subject to a lapsing repurchase right in favor of the Company at the original purchase price of such shares, exercisable upon a termination of the holder’s service with the Company prior to full vesting. The proceeds are initially recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the years ended December 31, 2020 and December 31, 2019, the Company repurchased 10,518 and 23,698 shares of common stock, respectively. As of December 31, 2020 and December 31, 2019, shares that were subject to repurchase were 14,460 and 84,964, respectively. The aggregate exercise price of early exercised shares as of December 31, 2020 and December 31, 2019 was less than $0.1 million and $0.1 million, respectively, which were recorded in other current liabilities and other non-current liabilities.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Year Ended December 31,
	2020	2019	2018
Expected term	5.5 - 6.1 years	5.4 - 6.1 years	5.8 - 6.1 years
Expected volatility	84.9% - 98.3%	77.2% - 85.5%	80.3% - 82.3%
Risk-free interest rate	0.3% - 1.5%	1.4% - 2.5%	2.6% - 3.1%
Dividend yield	0%	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	14,625	$0.82
Vested	—
Unvested, December 31, 2020	14,625	$0.82

As of December 31, 2020 and December 31, 2019, 14,625 shares of restricted stock were outstanding with an aggregate purchase price of less than $0.1 million, which is recorded in other non-current liabilities on the balance sheets. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by an employee at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the years ended December 31, 2020 and December 31, 2019 was zero and $0.1 million in each period.

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

Novartis License Agreement

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

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 10, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

Year Ended December 31, 2020
MAT2A	$6,048
Pol Theta	7,917
WRN	5,573
Total collaboration revenue	$19,538

Contract balances

As of December 31, 2020, the Company had $1.9 million of accounts receivable and $83.8 million of contract liabilities related to the GSK Collaboration Agreement.

The following table presents the significant changes in the balance of contract liabilities during the year ended December 31, 2020 (in thousands):

Contract liabilities
Receipt of the Upfront Payment	$100,000
Reclassification to revenue, as the result of performance obligations satisfied	(19,538)
Cash received for cost reimbursement	1,434
Increase in accounts receivable	1,877
Total	$83,773

The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets, and contract liabilities on the balance sheets. Based on the estimated reimbursable program costs for a quarter, the Company recognizes accounts receivable, which are derecognized upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Performance obligations

The Company has identified the following six performance obligations associated with the GSK Collaboration Agreement:

(1)	Preclinical and Phase 1 Monotherapy clinical research and development services under the MAT2A program (“MAT2A R&D Services”)
(2)	Preclinical research services and the related license to IDEAYA-owned technology under the Pol Theta program (“Pol Theta R&D Services”)
(3)	Preclinical research services and the related license to IDEAYA-owned technology under the WRN program (“WRN R&D Services”)
(4)	Material right associated with the option to license IDEAYA-owned technology under the MAT2A program (defined as the “Option” in Note 10)
(5)

Material right associated with the option to license to IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities in preparation for the MAT2A Combination Trial (“Preclinical MAT2A License”)

(6)	Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”)

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

The Company has identified two additional customer options under the MAT2A program, both of which have been determined a material right. GSK may elect to conduct certain preclinical activities in preparation for the MAT2A Combination Trial and may elect to exercise the option to license to MAT2A technology. GSK may be able to use and exploit the license to the extent necessary for GSK’s performance of such preclinical activities. The Company will not receive any consideration for providing such license and has concluded that this license option results in a material right as it involves a discount that GSK would not have otherwise received. The Company has determined the nature of such license to MAT2A technology to be functional. As of December 31, 2020, GSK has exercised the Preclinical MAT2A License, and the Company has made the underlying MAT2A technology available to GSK, which is immediately able to use and benefit from its right to use the intellectual property. Accordingly, the Company recognized revenue from the Preclinical MAT2A License in the year ended December 31, 2020.

If GSK elects to conduct the MAT2A Combination Trial, the Company will supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company will recognize revenue, as it transfers the control of the MAT2A product to GSK. The Company has not supplied MAT2A product as of December 31, 2020.

Transaction price allocated to the remaining performance obligations

At inception of the GSK Collaboration Agreement, the Company determined that the transaction price was $108.5 million, including the Upfront Payment, and the estimated reimbursable program costs. The following table presents the transaction price allocated to the remaining performance obligations as of December 31, 2020 (in thousands):

Performance Obligations	Allocation of Transaction Price
MAT2A R&D Services	$16,144
Pol Theta R&D Services	25,776
WRN R&D Services	27,785
The Option	17,235
MAT2A Supply	2,351
Total transaction price allocated to the remaining performance obligations	$89,291

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

Significant judgements

In applying ASC 606 to the GSK Collaboration Agreement, the Company made the following judgments that significantly affect the timing and amount of revenue recognition:

(i)	Determination of the transaction price, including whether any variable consideration is included at inception of the contract

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

(ii)	Determination of the estimate of the standalone selling price of performance obligations

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

The Company determined the estimate of standalone selling price of the MAT2A R&D Services by using the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate. The Company determined the estimate of standalone selling price of the Pol Theta R&D Services and WRN R&D Services by using a combination of risk-adjusted net present value analysis and the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate. The Company determined the estimate of standalone selling price of the Option by using risk-adjusted net present value analysis. Finally, the Company determined the estimate of standalone selling price of the Preclinical MAT2A License and MAT2A Supply by using the expected costs of satisfying the performance obligation.

(iii)	Determination of the method of allocation of the transaction price to the distinct performance obligations

At inception of the GSK Collaboration Agreement, the Company allocated the transaction price among the six performance obligations based on their relative selling prices, determined as described above.

(iv)	Determination of the timing of satisfaction of performance obligations

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(34,495)	$(41,975)	$(34,346)
Denominator:
Weighted-average shares outstanding	24,783,287	12,669,367	1,338,776
Less: weighted-average shares of restricted stock that are subject to repurchase	(61,512)	(172,410)	(382,524)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	24,721,775	12,496,957	956,252
Net loss per share attributable to common stockholders, basic and diluted	$(1.40)	$(3.36)	$(35.92)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2020	2019	2018
Redeemable convertible preferred stock	—	—	13,139,794
Options to purchase common stock	2,591,456	1,962,332	1,598,864
Restricted stock	14,625	14,625	19,492
Restricted stock acquired upon early exercise of stock options	14,460	84,964	237,853
Total	2,620,541	2,061,921	14,996,003

As of December 31, 2020, the Company has contributions from plan participant of $0.3 million under the ESPP, which if converted, would be equivalent to 30,454 shares based on 85% of the stock price at the beginning of the offering period.

13. 401(k) Retirement Savings Plan

In 2016, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. Under the agreement, employees may elect to contribute up to 90% of their eligible compensation to a 401(k) plan, subject to certain limitations. The Company is responsible for administrative costs of the 401(k) plan. The Company may, at its discretion, make matching or profit-sharing contributions to the 401(k) plan. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company made matching contributions of $0.2 million, $0.2 million and less than $0.1 million, respectively.

14. Related Party Transactions

The Company incurred $1.3 million of research and development expenses during the year ended December 31, 2018 in relation to agreements for pharmaceutical research, development and manufacturing activities with entities affiliated with a former director of the Company, Edward Hu. Mr. Hu resigned from the Company’s board of directors in January 2019.

15. Subsequent Event

From January 2021 through March 22, 2021, the Company sold an aggregate of 2,709,385 shares for gross proceeds of $43.3 million in the ATM Offering.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California on March 23, 2021.

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

Signature	Title	Date

/s/ Yujiro Hata	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2021
Yujiro Hata

/s/ Paul Stone, J.D.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2021
Paul Stone, J.D.

/s/ Timothy Shannon, M.D.	Chairman of the Board of Directors	March 23, 2021
Timothy Shannon, M.D.

/s/ Garret Hampton, Ph.D.	Director	March 23, 2021
Garret Hampton, Ph.D.

/s/ Susan L. Kelley, M.D.	Director	March 23, 2021
Susan L. Kelley, M.D.

/s/ Scott Morrison	Director	March 23, 2021
Scott Morrison

/s/ Terry Rosen, Ph.D.	Director	March 23, 2021
Terry Rosen, Ph.D.

/s/ Jeffrey Stein, Ph.D.	Director	March 23, 2021
Jeffrey Stein, Ph.D.

/s/ Wendy Yarno	Director	March 23, 2021
Wendy Yarno