Form 10-Q
period 2021-03-31
IDEAYA Biosciences, Inc.
filed 2021-05-10
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 32,906,040 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our IDE397 Phase 1 and darovasertib (IDE196) Phase 1/2 clinical trials;

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

•

our expectations regarding the potential market size and size of the potential patient populations for IDE397, darovasertib, our other product candidates and any future product candidates, if approved for commercial use;

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended March 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$136,752	$72,037
Short-term marketable securities	165,569	211,548
Accounts receivable	2,922	1,877
Prepaid expenses and other current assets	2,915	3,143
Total current assets	308,158	288,605
Restricted cash	106	106
Long-term marketable securities	8,080	—
Property and equipment, net	4,755	4,271
Right-of-use assets	4,887	5,205
Other non-current assets	111	82
Total assets	$326,097	$298,269
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,281	$953
Accrued liabilities	7,756	8,516
Contract liability	25,508	27,613
Lease liabilities	1,578	1,540
Other current liabilities	6	18
Total current liabilities	36,129	38,640
Long-term contract liability	52,063	56,160
Long-term lease liabilities	4,773	5,183
Other non-current liabilities	6	12
Total liabilities	92,971	99,995
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31,2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 32,270,538 and 29,537,216 shares issued and outstanding as of March 31, 2021 and December 31, 2020	3	3
Additional paid-in capital	369,130	325,250
Accumulated other comprehensive income	—	7
Accumulated deficit	(136,007)	(126,986)
Total stockholders’ equity	233,126	198,274
Total liabilities and stockholders’ equity	$326,097	$298,269

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$7,247	$—
Operating expenses
Research and development	11,566	9,026
General and administrative	4,816	3,452
Total operating expenses	16,382	12,478
Loss from operations	(9,135)	(12,478)
Interest income and other income (expense), net	114	435
Net loss	$(9,021)	$(12,043)
Change in unrealized losses on marketable securities	(7)	(65)
Comprehensive loss	$(9,028)	$(12,108)
Net loss per common share, basic and diluted	$(0.28)	$(0.59)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	31,761,207	20,250,549

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock related to at-the-market offering program	2,712,654	—	41,832	—	—	41,832
Issuance of common stock upon exercise of stock options	20,668	—	112	—	—	112
Vesting of early exercised common stock options and restricted stock	—	—	18	—	—	18
Stock-based compensation	—	—	1,918	—	—	1,918
Other comprehensive loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(9,021)	(9,021)
Balances as of March 31, 2021	32,270,538	$3	$369,130	$—	$(136,007)	$233,126

Balances as of December 31, 2019	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon exercise of stock options	10,889	—	37	—	—	37
Repurchase of early exercised shares	(2,811)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	16	—	—	16
Stock-based compensation	—	—	758	—	—	758
Other comprehensive income	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(12,043)	(12,043)
Balances as of March 31, 2020	20,347,539	$2	$193,635	$—	$(104,534)	$89,103

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(9,021)	$(12,043)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	382	336
Net amortization (accretion) of premiums (discounts) on marketable securities	454	5
Stock-based compensation	1,918	758
Loss on sale of property and equipment	—	2
Realized gain on marketable securities	—	(2)
Changes in assets and liabilities
Accounts receivable	(1,045)	—
Prepaid expenses and other assets	199	1,097
Right-of-use assets	318	229
Accounts payable	260	(36)
Accrued and other liabilities	(615)	384
Contract liabilities	(6,202)	—
Lease liabilities	(372)	(275)
Net cash used in operating activities	(13,724)	(9,545)
Cash flows from investing activities
Purchases of property and equipment, net	(1,003)	—
Purchases of marketable securities	(38,738)	(11,253)
Maturities of marketable securities	76,176	22,159
Net cash provided by investing activities	36,435	10,906
Cash flows from financing activities
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	41,892	—
Proceeds from exercise of common stock options, net of repurchases	112	34
Net cash provided by financing activities	42,004	34
Net increase in cash, cash equivalents and restricted cash	64,715	1,395
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	72,143	34,173
Cash, cash equivalents and restricted cash, at end of period	$136,858	$35,568

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$136,752	$35,462
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$136,858	$35,568

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1
Cash paid for interest	$19	$21
Supplemental non-cash investing and financing activities:
Unpaid offering costs	$60	$—
Vesting of early exercised options and restricted stock	$18	$16
Purchases of property and equipment in accounts payable and accrued liabilities	$383	$33

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Organization

Description of the Business

IDEAYA Biosciences, Inc. (the “Company”) is a synthetic lethality precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. The Company is headquartered in South San Francisco, California and was incorporated in the State of Delaware in June 2015. To date, the Company has been primarily engaged in business planning, research, development, recruiting and raising capital.

At-the-Market Offering

On August 12, 2020, the Company filed a prospectus supplement to the prospectus dated June 10, 2020, activating its at-the-market facility by entering into an open market sale agreement (the “August 2020 Sales Agreement) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program. As of January 15, 2021, the Company exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, the Company entered into a new open market sale agreement (the “January 2021 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $90.0 million under an “at the market” offering program. For the three months ended March 31, 2021, the Company sold an aggregate of 2,712,654 shares for net proceeds of $41.9 million after deducting sales commission and other expenses under the August 2020 Sales Agreement and January 2021 Sales Agreement.

From April 1, 2021 through May 9, 2021, the Company additionally sold an aggregate of 633,304 shares for gross proceeds of $14.6 million under the January 2021 Sales Agreement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $136.0 million as of March 31, 2021. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $310.4 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. The accompanying balance sheet as of March 31, 2021, the statements of operations and comprehensive loss for the three months ended March 31, 2021  and March 31, 2020, the statements of stockholders’ equity for the three months ended March 31, 2021 and March 31, 2020, and the statements of cash flows for the three months ended March 31, 2021 and

March 31, 2020 are unaudited. In the opinion of management, the unaudited data reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations and comprehensive loss for the three months ended March 31, 2021 and March 31, 2020 and its cash flows for the three months ended March 31, 2021 and March 31, 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and March 31, 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021 (the “Form 10-K”).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Substantially all the Company’s cash is held by two financial institutions that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

The Company’s investment policy addresses credit ratings, diversification, and maturity dates. The Company invests its cash equivalents and marketable securities in money market funds, U.S. government securities, commercial paper, and corporate bonds. The Company limits its credit risk associated with cash equivalents and marketable securities by placing them with banks and institutions it believes are creditworthy and in highly rated investments and, by policy, limits the amount of credit exposure with any one commercial issuer. The Company has not experienced any credit losses on its deposits of cash, cash equivalents or marketable securities.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying existing guidance. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2021. The adoption did not result in a material impact on the Company’s financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The FASB subsequently issued supplemental guidance to ASC 326 within ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2019-10 extended the effectiveness of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. ASU 2019-10 requires entities to make a one-time determination of whether an entity is eligible to be a smaller reporting company as of November 15, 2019 for the purpose of determining the effective date of ASU 2016-13. The Company determined that it was eligible to be a smaller reporting company as of November 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of these ASUs will have on its financial statements and related disclosures.

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

As of March 31, 2021, financial assets measured and recognized at fair value are as follows (in thousands):

		March 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$35,020	$13	$—	$35,033
Corporate bonds	Level 2	76,468	5	(18)	76,455
Commercial paper	Level 2	62,161	—	—	62,161
Marketable securities		173,649	18	(18)	173,649
Money market funds(1)	Level 1	136,477	—	—	136,477
Total fair value of assets		$310,126	$18	$(18)	$310,126

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2020, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$80,020	$10	$ —	$80,030
Corporate bonds	Level 2	72,573	11	(14)	72,570
Commercial paper	Level 2	63,948	—	—	63,948
Marketable securities		216,541	21	(14)	216,548
Money market funds(1)	Level 1	67,065	—	—	67,065
Total fair value of assets		$283,606	$21	$(14)	$283,613

(1)	Included in cash and cash equivalents on the balance sheet

As of March 31, 2021, all marketable securities had a remaining maturity of one year or less, except for corporate bonds with a fair value of $8.1 million that had maturities of one to two years. As of December 31, 2020, all marketable securities had a remaining maturity of one year or less. There were no financial liabilities measured and recognized at fair value as of March 31, 2021 and December 31, 2020.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(In Years)	2021	2020
Laboratory equipment	5	$5,385	$4,793
Computer equipment	3	117	117
Software	3	142	118
Leasehold improvements	Shorter of useful life or lease term	2,966	2,716
Furniture and fixtures	5	421	421
Total property and equipment		9,031	8,165
Less: Accumulated depreciation and amortization		(4,276)	(3,894)
Property and equipment, net		$4,755	$4,271

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development expenses	$4,974	$5,259
Accrued salaries and benefits	2,054	2,685
Legal and professional fees	699	543
Other	29	29
Accrued liabilities	$7,756	$8,516

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2021 and March 31, 2020 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

7. Common Stock

As of March 31, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2021	2020
Exercise of outstanding options under the 2015 and 2019 Plans	3,534,536	2,591,456
Issuance of common stock options under the 2019 Plan	1,192,875	975,135
Issuance of common stock options under the Employee Stock Purchase Plan	652,972	357,600
Total	5,380,383	3,924,191

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. As of March 31, 2021, a total of 652,972 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the three months ended March 31, 2021, the Company recorded $0.1 million of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$796	$314
General and administrative	1,122	444
Total stock-based compensation expense	$1,918	$758

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2020	975,135	2,591,456	$7.27	8.36
Additional shares authorized	1,181,488	—
Options granted	(981,000)	981,000	$19.47
Options exercised	—	(20,668)	$5.50
Options canceled	17,252	(17,252)	$8.20
Balance, March 31, 2021	1,192,875	3,534,536	$10.66	8.59	$44.8
Exercisable as of March 31, 2021		1,121,404	$6.06	7.51	$19.3
Vested and expected to vest as of March 31, 2021		3,534,536	$10.66	8.59	$44.8

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and March 31, 2020 was $15.59 and $5.03 per share, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2021 and March 31, 2020 was $0.3 million and less than $0.1 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of March 31, 2021 and December 31, 2020, total unrecognized stock-based compensation expense for stock options was $21.8 million and $8.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.85 years and 2.51 years, respectively.

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

During the three months ended March 31, 2021 and March 31, 2020, the Company repurchased zero and 2,811 shares of common stock, respectively. As of March 31, 2021 and December 31, 2020, shares that were subject to repurchase were 2,473 and 14,460, respectively. The aggregate exercise price of early exercised shares as of March 31, 2021 and December 31, 2020 was less than $0.1 million in each period, which were recorded in other current liabilities and other non-current liabilities.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Expected term	6.1 years	6.1 years
Expected volatility	102.5% - 103.6%	84.9% - 86.7%
Risk-free interest rate	0.6% - 1.1%	0.6% - 1.5%
Dividend yield	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	14,625	$0.82
Vested	(7,312)	$0.82
Unvested, March 31, 2021	7,313	$0.82

As of March 31, 2021 and December 31, 2020, 7,313 and 14,625 shares of restricted stock, respectively, were outstanding with an aggregate purchase price of less than $0.1 million, which is recorded in other non-current liabilities on the balance sheets. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by an employee at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the three months ended March 31, 2021 and March 31, 2020 was $0.1 million and zero, respectively.

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

Pfizer Clinical Trial Collaboration and Supply Agreement

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or the Supply Agreement, as amended in September 2020 and April 2021. Pursuant to the Supply Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. Under the Supply Agreement, the Company will sponsor a Phase 1/2 clinical trial, and Pfizer will supply the Company with binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Supply Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial.

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales milestone payments of up to $29.0 million and mid to high single digit royalty payments of the net sales of licensed products. As of March 31, 2021, the Company has not achieved any of the development and sales milestones.

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

Three Months Ended March 31, 2021
MAT2A	$1,467
Pol Theta	3,535
WRN	2,245
Total collaboration revenue	$7,247

Contract balances

The following table presents the significant changes in the balance of contract liabilities during the year ended December 31, 2020 (in thousands):

Contract liabilities
Balance as of December 31, 2020	$83,773
Reclassification to revenue, as the result of performance obligations satisfied	(7,247)
Increase in accounts receivable	1,045
Balance as of March 31, 2021	$77,571

The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets, and contract liabilities on the balance sheets. Based on the estimated reimbursable program costs for a quarter, the Company recognizes accounts receivable, which are derecognized upon reimbursement. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are derecognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

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

The Company has identified two additional customer options under the MAT2A program, both of which have been determined a material right. GSK may elect to conduct certain preclinical activities in preparation for the MAT2A Combination Trial and may elect to exercise the option to license to MAT2A technology. GSK may be able to use and exploit the license to the extent necessary for GSK’s performance of such preclinical activities. The Company will not receive any consideration for providing such license and has concluded that this license option results in a material right as it involves a discount that GSK would not have otherwise received. The Company has determined the nature of such license to MAT2A technology to be functional. During the year ended December 31, 2020, GSK exercised the Preclinical MAT2A License, and the Company has made the underlying MAT2A technology available to GSK, which is immediately able to use and benefit from its right to use the intellectual property. The Company recognized less than $0.1 million of revenue from the Preclinical MAT2A License in the three months ended March 31, 2021.

If GSK elects to conduct the MAT2A Combination Trial, the Company will supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company will recognize revenue, as it transfers the control of the MAT2A product to GSK. The Company has not supplied MAT2A product as of March 31, 2021.

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of March 31, 2021 (in thousands):

Performance Obligations	Allocation of Transaction Price
MAT2A R&D Services	$14,774
Pol Theta R&D Services	22,387
WRN R&D Services	25,686
The Option	17,310
MAT2A Supply	2,361
Total transaction price allocated to the remaining performance obligations	$82,518

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

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(9,021)	$(12,043)
Denominator:
Weighted-average shares outstanding	31,778,686	20,341,247
Less: weighted-average unvested restricted shares and shares subject to repurchase	(17,479)	(90,698)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	31,761,207	20,250,549
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.59)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2021	2020
Options to purchase common stock	3,534,536	2,645,509
Unvested restricted stock awards	7,313	14,625
Unvested early exercised common stock options	2,473	62,904
Total	3,544,322	2,723,038

12. Subsequent Event

From April 1, 2021 through May 9, 2021, the Company additionally sold an aggregate of 633,304 shares for gross proceeds of $14.6 million under the January 2021 Sales Agreement..

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

Overview

We are a synthetic lethality focused precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations most likely to benefit.  Our small molecule drug discovery expertise includes discovery and development of small molecule inhibitors and protein degrader modalities. We are applying these capabilities to develop a robust pipeline in precision medicine oncology, with a research focus in synthetic lethality – which represents an emerging class of precision medicine targets.

IDE397 – MAT2A Inhibitor Clinical Candidate

Our most advanced synthetic lethality product candidate is IDE397, a clinical-stage methionine adenosyltransferase 2a, or MAT2A, inhibitor being developed for solid tumors with MTAP deletions.

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

We have initiated a Phase 1 clinical trial, designated as IDE397-001 (ClinicalTrials.gov Identifier: NCT04794699) to evaluate IDE397 under an investigational new drug application, or IND.  We have dosed IDE397 into a first patient and completed enrollment into a first dose escalation cohort of this Phase 1 clinical trial.  Our initial clinical development plans to evaluate IDE397 include a dose escalation portion of the Phase 1 clinical trial in which we are enrolling patients having solid tumors with MTAP deletion identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.  Following and subject to satisfactory completion of the dose escalation portion of the Phase 1 clinical trial, we plan to enroll patients having solid tumors with MTAP deletion into one or more expansion arms focused on one or more selected solid tumor indications. Potential solid tumors we are considering for future evaluation in one or more expansion arm(s) of the clinical trial evaluating IDE397 include non-small cell lung cancer, or NSCLC, head and neck cancer, bladder cancer, gastric cancer, pancreatic cancer and esophageal cancer, among others.

We plan to obtain patient biopsies from the dose escalation and expansion portions of the clinical trial for translational research, including evaluation of certain pharmacodynamic, or PD, biomarkers, such as peripheral S-adenosyl methionine, or SAM, and tumor SAM as well as tumor symmetric dimethylarginine, or SDMA. We have a program objective to obtain preliminary clinical PD data from the dose-escalation portion of the IDE397 monotherapy Phase 1 clinical trial in the second half of 2021.

Our evaluation of IDE397 as a clinical candidate is supported by preclinical data.  We have evaluated the efficacy of IDE397 as monotherapy in over forty solid tumor patient derived xenograft, or PDX, models with homozygous MTAP deletions. Results of this IDE397 MTAP-deletion PDX Panel Study were reported at AACR 2021 and showed in vivo efficacy in multiple MTAP-null xenograft models demonstrating tumor growth inhibition when MAT2A was pharmacologically inhibited with IDE397 as monotherapy. In this study, we observed > 60% tumor growth inhibition, or TGI, in ~ 75% of the models and > 75% TGI in ~ 50% of models, in each case across major solid tumor types.  We also observed tumor regressions, with > 100% TGI, in multiple PDX models and across multiple solid tumor types, including in NSCLC as well as in bladder and gastric cancer PDX models.

In NSCLC, data from the preclinical PDX Panel Study has shown > 60% TGI in 11 independent NSCLC PDX models out of 13 models evaluated, including in seven NSCLC adenocarcinoma PDX models out of 9 evaluated and in four NSCLC squamous carcinoma PDX models out of 4 evaluated. Tumor regressions were observed in 2 of 4 NSCLC squamous PDX models, including a complete response in one model.

Additionally, we have observed dose-dependent modulation of selected PD biomarkers, including SDMA and SAM, in these in vivo models, including in NSCLC and HCT-116 MTAP deletion CDX models.  We also observed a correlation of in vivo efficacy with dose-dependent pharmacodynamic PD modulation in MTAP-deletion CDX model in NSCLC.  We have observed IDE397 dose dependent increases in MTA levels and a variety of downstream metabolic and gene expression changes in our studies with in vitro and in vivo models.

Through our participation in the DepMap (Cancer Dependency Map) consortium led by the Broad Institute of MIT and Harvard, or Broad Institute, and in collaboration with GSK, we have conducted a PRISM screen of a panel of over 800 cell lines for pharmacological sensitivity to IDE397.  This PRISM screen has identified differential selectivity across tumor lineages, potentially enabling additional biomarker discovery and clinical opportunity expansion for IDE397.

Preclinical tolerability and efficacy studies are ongoing with IDE397 and various potential combination agents. Based on preliminary results, we have observed in vivo efficacy with enhanced tumor growth inhibition for IDE397 in combination with a taxane in a pancreatic cancer PDX model and in combination with a PRMT inhibitor in an HCT116 MTAP-null cell derived xenograft, or CDX, model.

We plan to lead research and development of IDE397 through early clinical development, in collaboration with GlaxoSmithKline pursuant to the Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK.

PARG

We are advancing our preclinical research for an inhibitor of poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with homologous recombination deficiencies, or HRD, and potentially other genetic and/or molecular signatures.

PARG is a novel target in a clinically validated biological pathway.  PARG functions as a regulator of DNA repair in the same biochemical pathway as poly (ADP-ribose) polymerase, or PARP.   PARG hydrolyzes poly (ADP-ribose), or PAR, chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. Depletion of certain base-excision repair components sensitizes cancer cells to pharmacological PARG inhibition in vitro.

We are evaluating the efficacy of our PARG inhibitors as monotherapy across a number of solid tumor CDX and PDX models with specific genetic alterations.  One of our PARG inhibitor compounds, designated as IDB-PARG, has demonstrated dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple CDX models and PDX models, including in ovarian cancer, gastric cancer and breast cancer models.  In vivo studies have shown evidence of differentiation from a PARP inhibitor, niraparib, including enhanced TGI relative to such PARP inhibitor and, in certain models, tumor regressions in models which are refractory to such PARP inhibitor.

We have also observed dose-dependent modulation of a PD biomarker, poly (ADP-ribose), or PAR, polymer chains across multiple in vivo CDX models, including in ovarian cancer, gastric cancer and breast cancer models.

Through our participation in the DepMap consortium, we have conducted a PRISM screen of a panel of over 800 cell lines for pharmacological sensitivity to our IDB-PARG inhibitor compound.  This PRISM screen has identified additional tumor lineages, potentially enabling additional biomarker discovery and clinical opportunity expansion for our PARG inhibitors.

In addition, we have established a strategic collaboration with the Broad Institute focused on synthetic lethality target and biomarker discovery. Through this collaboration with the Broad Institute, we are evaluating paralog CRISPR knockdown in selected cell lines in conjunction with pharmacological inhibition of PARG to inform patient selection and combination strategies in ovarian and breast cancer.

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license with Cancer Research UK / University of Manchester.

Subject to further preclinical studies, we are targeting to identify a PARG inhibitor development candidate in 2021.

Pol Theta

We are progressing our program targeting DNA Polymerase Theta, or Pol Theta or POLQ, in collaboration with GSK, for patients having solid tumors with BRCA or other homologous recombination deficiency, or HRD, mutations.

Pol Theta is involved in a DNA repair process called microhomology mediated end joining, or MMEJ, that is utilized when homologous recombination mediated repair is compromised, as happens in the case of certain BRCA1 or BRCA2 mutations. The expression of Pol Theta is largely absent in normal cells, but tumor cells harboring double strand break repair defects, such as BRCA1 or BRCA2, show synthetic lethality when Pol Theta is knocked down with siRNA.

Pol Theta is a large protein with two functional domains: a DNA polymerase domain and an ATP-dependent DNA helicase domain, alternatively referred to as a helicase domain or as an ATPase domain, linked by a RAD51 binding domain.  We have established independent research programs to discover small molecule inhibitors of each of the Pol Theta polymerase domain and ATPase domain. We also have established an independent research approach targeting Pol Theta based on a protein degradation.

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

Through our participation in the DepMap  consortium, and in collaboration with GSK, we have conducted a PRISM screen of a panel of over 800 cell lines for pharmacological sensitivity to one of our Pol Theta ATPase inhibitor compounds.  This PRISM screen has identified additional tumor lineages, potentially enabling additional biomarker discovery and clinical opportunity expansion for our Pol Theta inhibitors.

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

We have observed dose-dependent cellular viability effect and a dose-dependent cellular PD, response in multiple endogenous MSI high cell lines.  We have also demonstrated in vivo efficacy and PD response in a relevant MSI high model.

For this program, we plan to continue further development in collaboration with GSK pursuant to the GSK Collaboration Agreement.

Other Synthetic Lethality Pipeline Programs

We have initiated early preclinical research programs to identify small molecule inhibitors for an MTAP-synthetic lethality, or MTAP-SL, target, as well as for multiple distinct DNA Damage Targets, or DDTs, for patients with solid tumors characterized by a proprietary biomarker or a gene signature.

We own or control all commercial rights in our MTAP-SL and DDT programs.

Synthetic Lethality Target and Biomarker Discovery Platform

Synthetic lethality continues to be our core research focus.  We have invested significantly and continue to invest in capabilities for identification and validation of new synthetic lethality targets and biomarkers for patient selection.  For targets of interest, we advance our research to discover therapeutic drug candidates and to further qualify relevant biomarkers.

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

We have established a comprehensive platform to computationally and empirically identify high value synthetic lethal pairs in defined patient populations.  This platform integrates information across parallel data sets, each including orthogonal content based on particular screening efforts.  These screens include evaluation of curated, genetically defined and preselected model cell sets indicative of targeted patient populations.  Our platform includes a proprietary library and data set resulting from our DECIPHER™ Dual CRISPR Synthetic Lethality library constructed in collaboration with University of California, San Diego.  The platform includes data from our proprietary Paralogous Gene Evaluation in Ovarian cancer, or PAGEO™, library being developed in collaboration with the Broad Institute utilizing the Sellers laboratory CRISPR paralog screening platform to evaluate functionally redundant paralogous genes across ovarian cancer subtypes.  Additionally, we are members of the DepMap consortium through which we have access to a comprehensive data set of genome-wide cell-based screens, including isogenic screens, conducted by the Broad Institute and other contributing institutes, including pre-publication access to new data releases. As a further component of our synthetic lethality platform, we are conducting computational data mining and analysis of relevant public databases, such as The Cancer Genome Atlas, or TCGA, cBioPortal, and Cancer Cell Line Encyclopedia, or CCLE, among others.  Such computational approaches include our proprietary algorithms which enable us to determine synthetic lethality targets and biomarkers enabling patient stratification.

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

PAGEO™ Paralogous Gene Evaluation in Ovarian Cancer and Dep Map Consortium – Broad Institute

In October 2020, we entered into a strategic collaboration with the Broad Institute of MIT and Harvard focused on synthetic lethality target and biomarker discovery.   This collaboration will use the large-scale CRISPR paralog screening platform developed at the laboratory of William R. Sellers, M.D., Core Institute Member, Broad Institute, to evaluate functionally redundant paralogous genes across ovarian cancer subtypes and to generate novel target and biomarker hypotheses.  Dr. Sellers, who also serves on our Scientific Advisory Board, is the principal investigator for the strategic collaboration.  We have also become a member of the Broad DepMap consortium to further enhance our efforts in bioinformatics and cell-based screening for synthetic lethality target and biomarker discovery and validation.

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

Darovasertib (IDE196) Overview – PKC Inhibitor for Patients having Tumors with GNAQ or GNA11 Mutations

Darovasertib (IDE196) is a clinical-stage, potent and selective small molecule inhibitor of protein kinase C, or PKC, for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We initiated a Phase 1/2 clinical trial IDE196-001 in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as skin (cutaneous) melanoma.

Our clinical trial strategy in MUM includes darovasertib combination therapies, including with binimetinib, a MEK inhibitor, and independently with crizotinib, a cMET inhibitor. We are continuing to enroll MUM patients into each of these combination arms of the Phase 1/2 clinical trial.  We anticipate providing a clinical data update for the darovasertib combination(s) in the second half of 2021.

We are evaluating darovasertib in combination with binimetinib and crizotinib pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer, Inc. or Pfizer.  We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Pfizer Agreement, including for both the darovasertib / binimetinib combination arm and the darovasertib / crizotinib combination arm of the clinical trial. If the clinical data from either or both of these combination studies is positive, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

We are also continuing to evaluate darovasertib as monotherapy in MUM and non-MUM cancers.  In skin melanoma arm of the clinical trial, we are continuing to enroll into an expansion cohort.

Based on preliminary darovasertib monotherapy clinical data and its mechanism of action, we anticipate darovasertib clinical activity independent of Human Leukocyte Antigen, or HLA status in GNAQ/11-mutation cancers.

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

Activating mutations in GNAQ or GNA11 are found in approximately 90% of uveal melanoma patients, resulting in a dependency on PKC activity which we believe may sensitize these tumors to the effects of darovasertib. Uveal melanoma is a cancer of the eye and the most common primary intraocular malignancy in adults.  Treatment of the primary lesion involves radiation therapy, laser therapy and/or removal of the affected eye, and is effective in preventing local recurrence in over 80% of cases. However, approximately 50% of uveal melanoma patients treated in this manner will eventually develop metastatic disease, most commonly in the liver. We have estimated the addressable population in major market countries, consisting of the US, the five major countries in Europe, or EU5, and Japan, for patients having solid tumors with GNAQ or GNA11 mutations to include an annual incidence of about 3,500 in metastatic uveal melanoma.  For solid tumor indications other than metastatic uveal melanoma, we believe about 2,500 patients annually have tumors with GNAQ or GNA11 “hotspot” mutations that are potentially pathogenic, based on the loci of such mutations relative to the loci of mutations in uveal melanoma. Thus, the addressable population in such major market countries is estimated to be about 6,000 patients having metastatic uveal melanoma or other solid tumors with potentially pathogenic GNAQ or GNA11 “hotspot” mutations.

Patients with metastatic uveal melanoma have a very poor prognosis, and there are no FDA-approved therapies for this disease. Metastases are most frequently localized to the liver where curative surgical approaches are rare, and chemotherapy or immunotherapy has limited efficacy. Without treatment, median overall survival of patients with metastatic uveal melanoma is approximately two to eight months. Historical response rates for uveal melanoma generally range from 0% to 10% across treatment types. A meta-analysis of 29 Phase 2 clinical trials of various therapies in metastatic uveal melanoma from 1988 to 2015 demonstrated no improvement in clinical response, with a median progression free survival of 3.29 months, median overall survival of 10.2 months, and a 1-year overall survival rate of 43%. A more recent meta-analysis of overall survival of patients with metastatic uveal melanoma based on PubMed publications over a broader time frame from 1980 to 2017 evaluated by treatment modality and lines of treatment reported a median overall survival of approximately 7 months, and a 1-year overall survival rate of 37%, in each case for patients with similar pretreatment as those in our ongoing Phase 1/2 monotherapy study. (Rantala et al. Melanoma Res. (2019). The poor prognosis associated with metastatic disease and the lack of effective therapies highlight the need for novel therapeutic approaches that specifically target metastatic uveal melanoma.

Darovasertib / Binimetinib Combination Therapy

In June 2020, we initiated a combination arm of our Phase 1/2 clinical trial to evaluate darovasertib in combination with binimetinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

An ongoing dose expansion portion of this arm of the clinical trial is evaluating the safety and efficacy of darovasertib in combination with binimetinib in patients with MUM.  Following our evaluation of tolerability and preliminary efficacy from the darovasertib / binimetinib combination arm of the clinical trial in MUM, we may also evaluate darovasertib / binimetinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

As of April 13, 2021, 24 MUM patients have enrolled in the darovasertib and binimetinib combination study and 14 of these patients were evaluable, including eight patients dosed in the Phase 1/2 dose expansion cohort of the combination study.  As of April 13, 2021 data and analyses cutoff, based on preliminary data from an unlocked database, we observed two partial responses, or PRs, including one confirmed PR and one unconfirmed PR, out of nine evaluable MUM patients with at least two post-baseline scans (22%) pursuant to RECIST 1.1 guidelines.  We also observed tumor reduction in 11 patients, reflecting seventy-nine percent (79%) of 14 evaluable MUM patients with at least one post-baseline scan.

Drug-related adverse events observed in the darovasertib and binimetinib combination arm in MUM as of April 13, 2021, based on preliminary data from an unlocked database, primarily include: serious adverse events for liver toxicity, nausea and vomiting, and syncope; and adverse events that occurred in greater than 10% of patients of nausea, vomiting, diarrhea, rash, edema, aminotransaminase, or AST increase, alanine aminotransferase, or ALT, increase and creatine phosphokinase, or CK, increase.

We are continuing patient enrollment into the darovasertib / binimetinib combination Phase 1/2 expansion arm under the Pfizer Agreement.  We and Pfizer amended the Pfizer Agreement in April 2021 to support a target enrollment of approximately 40 patients in the darovasertib and binimetinib clinical combination arm of the Phase 1/2 clinical trial evaluating darovasertib in MUM.

Darovasertib / Crizotinib Combination Therapy

In September 2020, we expanded the scope of our Pfizer Agreement to evaluate darovasertib and crizotinib as a combination therapy in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

In December 2020, we initiated a combination arm of our Phase 1/2 clinical trial to evaluate darovasertib in combination with crizotinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.  An initial dose escalation portion of this arm of the clinical trial is evaluating the safety and efficacy of darovasertib in combination with crizotinib at various dose combinations, initially in patients with MUM.  Following our evaluation of tolerability and preliminary efficacy from the darovasertib / crizotinib combination arm of the clinical trial in MUM, we may also evaluate darovasertib / crizotinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

As of May 5, 2021, 6 MUM patients have enrolled in the darovasertib and crizotinib combination study and 2 of these patients were evaluable for response with one post-baseline scan. As of data and analyses cutoff on May 5, 2021 and based on preliminary data from an unlocked database, we observed early clinical efficacy of the darovasertib and crizotinib combination in MUM with tumor reduction in 2 of 2 evaluable patients in a first cohort, including one unconfirmed partial response in a 3rd-line patient with a 54% tumor reduction, which is the deepest response, as reflected by the largest percentage reduction in tumor size, reported in the darovasertib clinical trial to date; this patient is awaiting a confirmatory scan.

Drug-related adverse events observed in the darovasertib and crizotinib combination arm in MUM as of May 5, 2021, based on preliminary data from an unlocked database, primarily include: serious adverse events of syncope and hypotension, each of which resolved with continued dosing; and adverse events that occurred in at least two of the six treated patients of nausea, diarrhea, vomiting, edema, decreased appetite, and syncope.

We have initiated dose expansion for a cohort of the darovasertib / crizotinib combination arm and are continuing patient enrollment into the Phase 1/2 darovasertib / crizotinib combination arm.

We identified cMET as a potential biomarker and a cMET inhibitor as potential combination agent though our translational research studies, or IDE196 cMET Translational Studies.  In these studies, we observed preclinical synergies between darovasertib and crizotinib in relevant cellular models under conditions simulating a tumor microenvironment in the liver, the site of approximately 90% of uveal melanoma metastases.  Additionally, we conducted a retrospective analysis of human clinical samples from the Novartis darovasertib Phase 1 clinical trial, which correlated cMET express and activation to clinical response, and independently supported cMET expression /

activation as potential biomarker / combination agent.  We presented data summarizing the preclinical synergy results of the IDE196 cMET Translational Studies at AACR 2021.

Darovasertib Monotherapy

Our ongoing monotherapy arm of the Phase 1/2 clinical trial was initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design.  We have completed enrollment in the monotherapy arm of the Phase 1/2 clinical trial in MUM.  We are continuing enrollment of patients having other, non-MUM solid tumors harboring GNAQ or GNA11 hotspot mutations, such as skin melanoma into the monotherapy Phase 2 basket arm of the clinical trial.

There have been 81 darovasertib monotherapy BID MUM and seven darovasertib monotherapy BID skin melanoma patients enrolled across the IDEAYA and Novartis Phase 1/2 clinical trials at the time of data and analyses cutoff on April 13, 2021, with an aggregate of 88 patients evaluable for safety and an aggregate of 80 patients evaluable for efficacy pursuant to RECIST 1.1.

In the MUM cohort of the monotherapy arm, as of April 13, 2021 data and analyses cutoff based on preliminary data from an unlocked database, we observed (i) a fifty-seven percent (57%) 1-Year overall survival (OS) in predominantly second line, third line and heavily pre-treated (out to 7 and 8 lines of prior treatment) MUM patients with ninety-five percent (95%) confidence interval (44%, 69%), (ii) a median OS of 13.2 months in predominantly second line, third line and heavily pre-treated (out to 7 and 8 lines of prior treatment) MUM patients with ninety-five percent (95%) confidence interval (10.7 months, not reached), and (iii) sixty-one percent (61%) (n=46) of MUM patients out of 75 evaluable had tumor reduction pursuant toRECIST 1.1guidelines, including 15 patients (20%) with greater than thirty percent (30%) target lesion reduction, including one confirmed complete response.

The company’s development strategy in the monotherapy non-MUM GNAQ/11 arm of the clinical trial is focused on skin melanoma. We are actively enrolling for this Phase 2 cohort expansion in skin melanoma.

In the skin melanoma cohort of the monotherapy arm, as of April 13, 2021 data and analyses cutoff based on preliminary data from an unlocked database, four of five evaluable patients (80%) had tumor reduction pursuant to RECIST 1.1guidelines, including one confirmed PR.

The overall safety profile of darovasertib monotherapy is consistent with prior experience and includes primarily common low grade but manageable GI and skin toxicities. Drug-related adverse events observed with darovasertib as monotherapy include: serious adverse events of hypotension, nausea, vomiting, rash and liver toxicity; and adverse events that occurred in greater than 10% of patients of nausea, vomiting, diarrhea, fatigue, rash, edema, and abdominal distention.

Preliminary clinical data from darovasertib monotherapy arm shows that darovasertib activity is independent of HLA status.

Darovasetib was initially developed as a monotherapy by Novartis, and we obtained an exclusive, worldwide license to darovasetib from Novartis in September 2018.  Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to darovasetib, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.  Novartis has completed enrollment in a Phase 1 clinical trial it is conducting to evaluate darovasetib in metastatic uveal melanoma.  Phase 1 monotherapy data from Novartis was presented at the American Association for Cancer Research, or AACR, in April 2019.

Regulatory Strategy

We are targeting FDA guidance in the second half of 2021 for evaluating darovasertib in a potential registrational study in patients with MUM.

We believe that the darovasertib monotherapy BID MUM data observed as of the April 13, 2021 data and analyses cutoff, and based on preliminary data from an unlocked database, supports a potential registrational study with a randomized design and OS endpoint in first line (1L) or second, third line or later lines (2L/3L+) of therapy MUM patients. We also believe that the preliminary data for the darovasertib / binimetinib combination therapy reported as of the April 13, 2021 data and analyses cutoff, and based on preliminary data from an unlocked database, subject to the data maturing with similar or improved efficacy and acceptable tolerability, may support a potential registrational study with a single arm design and an overall response rate, or ORR, endpoint in 1L or in 2L/3L+ MUM patients, and potentially with an accelerated approval pathway.   Based on the target product profile darovasertib – including as an oral therapy and anticipated clinical activity independent of HLA status – we believe we may have optionality to pursue a registrational path in MUM 1L (e.g., in HLA‐A201 negative patients) or in MUM 2L/3L+ (independent of HLA Status).

As context, in a prior end-of-Phase 1 meeting with the FDA for darovasertib in the fourth quarter of 2019, the FDA indicated that our proposed single-arm Phase 2 portion of the IDE196-001 Phase 1/2 clinical trial may be adequate to support a new drug application, or NDA, seeking Accelerated Approval for darovasertib monotherapy in MUM.  The FDA indicated that such a single-arm, potentially registration enabling part of the Phase 1/2 clinical trial could target enrollment of 60 evaluable MUM patients with the primary endpoint of ORR as determined by blinded independent central review, or BICR, supported by BICR determined duration of response, or DOR, as a secondary endpoint.

We plan to evaluate clinical tolerability and efficacy data from each of the ongoing darovasertib monotherapy Phase 1 portion of the clinical trial in MUM patients and the darovasertib combination therapy Phase 1/2 portions of the clinical trial in MUM patients, as well as potential strategic partnering of the darovasertib program, prior to initiation of a potentially registrational clinical trial in MUM.  We will provide updated guidance on timing for a potential NDA submission for darovasertib in MUM after making such decision on a potential registrational pathway in MUM.

Other Potential Indications

We are continuing our preclinical evaluation and are evaluating the potential for clinical evaluation of darovasertib in Sturge-Weber Syndrome, or SWS, a rare neurocutaneous disorder characterized by capillary malformations and associated with mutations in GNAQ.  Our preclinical evaluation will include potential feasibility for pediatric use.

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

In January 2020, we entered into a Sponsored Research Agreement with Boston Children’s Hospital for preclinical evaluation of the role of PKC in SWS. Under the agreement, we are collaborating with and support research at Boston Children’s Hospital in the laboratory of Dr. Joyce Bischoff, Ph.D., Research Associate, Department of Surgery and Professor, Harvard Medical School, who is Principal Investigator of the research studies.   The preclinical research is evaluating darovasertib in vitro to assess whether pharmacological inhibition of PKC in endothelial cells having GNAQ mutations will restore normal cell function, as well as in vivo to assess whether pharmacological inhibition of PKC can regulate blood vessel size in murine models that recapitulate enlarged vessels seen in SWS capillary malformations.

Impact of COVID-19 Pandemic on IDE397-001 Phase 1 Clinical Trial and IDE196-001 Phase 1/2 Clinical Trial

We continue to monitor the COVID-19 pandemic and its potential impact on the ongoing IDE397 and darovasertib (IDE196) clinical programs and timing of clinical data results. Generally, initiation of clinical trial sites, patient enrollment, ongoing monitoring of enrolled patients, including obtaining patient computed tomography (CT) scans, and trial data management may be impacted for our clinical trials evaluating IDE397 and darovasertib; the specific impacts are currently uncertain.

For the darovasertib (IDE196) clinical program, GNAQ/11 patients enrolled in the ongoing Phase 1/2 clinical trial and sites affected by COVID-19 restrictions are adapting to logistical constraints on activities, such as travel and site visits. For example, patients are continuing on darovasertib therapy, which is an oral drug and is being shipped to and self-administered by patients at home. Patients are being monitored through a combination of telemedicine visits and local visits. COVID‐19 infection rates have fluctuated over the course of the pandemic in several states in which our clinical trial sites are located.

Additionally, enrollment into the IDE397 and/or darovasertib clinical trials, including the Phase 1 dose escalation arm for IDE397 as monotherapy or the Phase 2 expansion arm for darovasertib as a monotherapy in non-MUM solid tumors having GNAQ or GNA11 hotspot mutations, may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, as a result of increases in COVID-19 infection rates in several states in which our clinical trial sites are located, and by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into these clinical trials is currently uncertain.

Enrollment into the combination arm evaluating darovasertib and binimetinib and/or the combination arm of darovasertib and crizotinib, in each case as combination therapy in MUM and non-MUM solid tumors having GNAQ or GNA11 hotspot mutations, may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into these combination arms of the Phase 1/2 clinical trial is currently uncertain.

We plan to continue to use third-party service providers, including clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, to carry out our preclinical and clinical development and manufacture and supply of our preclinical and clinical materials to be used during the development of our product candidates. Certain of our CROs have clinical trial support personnel, including related to data management and master file management, based in India which has experienced a recent surge in COVID-19 infections. To date, the COVID-19 pandemic has not materially affected our supply chain or development schedule, but further escalation of the health crisis has the potential to cause delays in our supply chain, manufacturing operations and trial support services, which could materially adversely impact our business.

Prospectus Supplement - At-the-Market Facility

On August 12, 2020, we filed a prospectus supplement to the prospectus dated June 10, 2020, activating our at-the-market, or ATM, facility by entering into an Open Market Sale Agreement, or August 2020 Sales Agreement, with Jefferies LLC, or Jefferies, relating to shares of our common stock offered by the prospectus supplement and the accompanying prospectus. Pursuant to the terms of the August 2020 Sales Agreement, we could offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $50.0 million from time to time through Jefferies acting as agent. As of January 15, 2021, we exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, we entered into a new Open Market Sale Agreement, or January 2021 Sale Agreement, with Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having aggregate gross proceeds of up to $90.0 million through Jefferies as its sales agent. Pursuant to each of the August 2020 Sales Agreement and the January 2021 Sales Agreement, Jefferies, as sales agent, receives a commission of 3.0% of the aggregate gross proceeds that the Company receives from each sale of its shares of common stock sold under the August 2020 Sales Agreement.

During the three months ended March 31, 2021, we sold an aggregate of 2,712,654 shares of our common stock for net proceeds of $41.9 million at a weighted average sales price of approximately $15.98 per share under an at-the-market offering pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent.

Subsequent to March 31, 2021, from April 1, 2021 through May 9, 2021, we sold an additional 633,304 shares of our common stock for aggregate gross proceeds of $14.6 million at a weighted average sales price of approximately  $22.99 per share under an at-the-market offering pursuant to the January 2021 Sales Agreements with Jefferies as sales agent.

Corporate Update

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations through March 31, 2021 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, or GGL, an affiliate of GlaxoSmithKline, in June 2020, and through the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements

with Jefferies as sales agent.  In July 2020, we received a non-dilutive upfront cash payment from GSK in connection with the GSK Collaboration Agreement.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.  Certain program costs that contribute to our operating expenses will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program, and if GSK exercises their exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products arising out of the MAT2A program, also the MAT2A program. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $9.0 million and $12.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $136.0 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the darovasertib monotherapy arm of our IDE196-001 clinical trial, (ii) our PARG program and (iii) our earlier pipeline programs, including our DNA Damage Target or DDT programs and our MTAP-SL program.  We are leading clinical development in the ongoing darovasertib / binimetinib combination arm and the ongoing darovasertib /crizotinib combination arm of our IDE196-001 clinical trial, in each case in coordination with Pfizer pursuant to the Pfizer Agreement.  We are leading preclinical development and early-stage clinical development for evaluation of IDE397 in the ongoing IDE397-001 Phase 1 clinical trial, in coordination with GSK pursuant to the GSK Collaboration Agreement.  We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of March 31, 2021, we had cash, cash equivalents, and short-term and long-term marketable securities of $310.4 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib (IDE196), consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended March 31, 2021 and December 31, 2020:

	Three Months Ended
	March 31, 2021	December 31, 2020
External clinical development expenses (1):
IDE397	$1,023	$1,499
IDE196	1,575	1,725
Personnel related and stock-based compensation	4,015	2,839
Other research and development expenses	4,953	5,988
Total research and development expenses	$11,566	$12,051

(1)	External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

The following table summarizes our external clinical development expenses by program for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
External clinical development expenses (1):
IDE397	$1,023	$26
IDE196	1,575	1,774
Personnel related and stock-based compensation	4,015	2,735
Other research and development expenses	4,953	4,491
Total research and development expenses	$11,566	$9,026

(2)	External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

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

Results of Operations

Pursuant to Item 303(c)(2)(ii) of Regulation S-K, amended by Release No. 33-10890, we have elected to discuss any material changes in our results of operations, by comparing our most recently completed quarter to the immediately preceding quarter. We believe the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information for our investors to analyze our business activities. We also continue to discuss any material changes in our results of operations for the most recent fiscal year-to-date period, compared to the corresponding year-to-date period of the preceding fiscal year, pursuant to Item 303(c)(2)(i) of Regulation S-K.

Comparison of Three Months Ended March 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2021	December 31, 2020	Change	% Change
Revenue:
Collaboration revenue	$7,247	$10,571	$(3,324)	(31%)
Operating expenses:
Research and development	11,566	12,051	(485)	(4%)
General and administrative	4,816	3,800	1,016	27%
Loss from operations	(9,135)	(5,280)	(3,855)	(73%)
Interest income and other income (expense), net	114	145	(31)	(21%)
Net loss	$(9,021)	$(5,135)	$(3,886)	(76%)

Collaboration Revenue

Collaboration revenue decreased by $3.3 million, or 31%, in from the three months ended December 31, 2020 to the three months ended March 31, 2021. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining cots to complete our obligations, which require significant judgment, and may cause fluctuation in the revenue recognized from period to period. The fluctuation from the three months ended December 31, 2020 to the three months ended March 31, 2021 is due to timing of services performed.

Research and Development Expenses

Research and development expenses decreased by $0.5 million, or 4%, from the three months ended December 31, 2020 to the three months ended March 31, 2021. The decrease in research and development expenses was primarily due to a decrease in fees paid to CROs, CMOs and consultants of $1.3 million related to the advancement of our lead product candidates through preclinical studies, a decrease in external clinical development expenses for IDE397 of $0.5 million related to manufacturing and clinical startup activities for our Phase 1 clinical trial, a decrease in external clinical development expenses for darovasertib of $0.1 million related to support costs for our Phase 1/2 clinical trial to evaluate darovasertib in solid tumors, partially offset by an increase in payroll expenses, including salaries, benefits and stock-based compensation expense of $1.2 million related to an increase in headcount to support our growth, and an increase in costs for laboratory supplies used in support of our research programs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 27%, from the three months ended December 31, 2020 to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $0.6 million related to increased headcount to support our growth as a public company, an increase in costs associated with the filing of a shelf registration statement on Form S-3 of $0.1 million, and an increase in legal patent expense of $0.1 million due to increased patent filings.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $31,000, or 21%, from the three months ended December 31, 2020 to the three months ended March 31, 2021, primarily due to a decrease in interest income on our cash, cash equivalents, and short-term and long-term marketable securities balances, as a result of the lower interest rate yields.

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenue:
Collaboration revenue	$7,247	$—	$7,247	100%
Operating expenses:
Research and development	11,566	9,026	2,540	28%
General and administrative	4,816	3,452	1,364	40%
Loss from operations	(9,135)	(12,478)	3,343	27%
Interest income and other income (expense), net	114	435	(321)	(74%)
Net loss	$(9,021)	$(12,043)	$3,022	25%

Collaboration Revenue

Collaboration revenue increased by $7.2 million in the three months ended March 31, 2021. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue. We recognized revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs in the three months ended March 31, 2021.

Research and Development Expenses

Research and development expenses increased by $2.5 million, or 28%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in research and development expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $1.3 million related to an increase in headcount to support our growth, an increase in external clinical development expenses for IDE397 of $1.0 million related to related to manufacturing and clinical startup activities for our Phase 1 clinical trial, an increase in fees paid to CROs, CMOs and consultants of $0.2 million related to the advancement of our lead product candidates through preclinical studies, an increase in costs for laboratory supplies used in support of our research programs of $0.2 million, partially offset by a decrease in external clinical development expenses for darovasertib of $0.2 million related to increased patient enrollment in our Phase 1/2 clinical trial to evaluate darovasertib in solid tumors.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 40%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $1.0 million related to increased headcount to support our growth as a public company, an increase in directors’ and officers’ liability insurance premiums of $0.1 million, an increase in costs associated with the filing of a shelf registration statement on Form S-3 of $0.1 million, and an increase in software licenses of $0.1 million

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.3 million, or 74%, from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to a decrease in interest income on our cash, cash equivalents, and short-term and long-term marketable securities balances, as a result of the lower interest rate yields.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $310.4 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2021 and March 31, 2020, we had net losses of $9.0 million and $12.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2021, we had an accumulated deficit of $136.0 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2025.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of March 31, 2021, we expect to make the total lease payments of $7.1 million through July 2024.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(13,724)	$(9,545)
Investing activities	36,435	10,906
Financing activities	42,004	34
Net increase in cash, cash equivalents and restricted cash	$64,715	$1,395

Cash Flows from Operating Activities

Net cash used in operating activities was $13.7 million for the three months ended March 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $9.0 million, a decrease in contract liabilities of $6.2 million due to revenue recognized during three months ended March 31, 2021, offset by the cost reimbursement that became unconditionally due as of March 31, 2021, and an increase in accounts receivable from GSK of $1.0 million due to the expected costs reimbursement for the quarter, partially offset by stock-based compensation expense of $1.9 million, and amortization of premiums on marketable securities of $0.5 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $36.4 million for the three months ended March 31, 2021, which consisted of $76.2 million provided by maturities of marketable securities, partially offset by $38.7 million used to purchase marketable securities and $1.0 million used to purchase property and equipment.

Net cash provided investing activities was $10.9 million for the three months ended March 31, 2020, which consisted of $22.2 million provided by maturities of marketable securities, partially offset by $11.3 million used to purchase marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $42.0 million for the three months ended March 31, 2021, which consisted of $41.9 million of net proceeds from ATM offering, and $0.1 million of proceeds from exercise of common stock options.

Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2020, which consisted of proceeds from exercise of common stock options.

Critical Accounting Policies

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 23, 2021. During the three months ended March 31, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 23, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2021, we had cash equivalents and marketable securities of $310.1 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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
•

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations, including the pace of enrollment in and conduct of current or future clinical trials;

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Only two of our product candidates, IDE397 and darovasertib (IDE196), are currently in ongoing– one Phase 1 clinical trial to evaluate IDE397 for the treatment of patients having solid tumors with MTAP deletion that we initiated in April 2021, one ongoing Phase 1 clinical trial for darovasertib conducted and controlled by Novartis and one ongoing Phase 1/2 clinical trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations.

We have had significant operating losses since our inception. Our net losses for the three months ended March 31, 2021 and March 31, 2020 were $9.0 million and $12.0 million, respectively. As of March 31, 2021, we had an accumulated deficit of $136.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $310.4 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib and IDE397 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and MAT2A program (if GSK exercises its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products). These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing IDE397 Phase 1 clinical trial for the treatment of patients having solid tumors with MTAP deletion, and our ongoing darovasertib Phase 1/2 clinical trial in solid tumors harboring GNAQ or GNA11 mutations;

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
•

delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize darovasertib, if approved, IDE397, if approved and GSK does not exercise its option, or any other future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our two most advanced product candidates, IDE397 and darovasertib, are in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE397 is currently being evening evaluated in an ongoing Phase 1 clinical trial to evaluate IDE397 for the treatment of patients with MTAP deletion. Darovasertibis currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019, including the combination arm with binimetinib that we initiated in June 2020. Darovasertib is also being tested in an earlier-initiated, ongoing Phase 1 clinical trial conducted by Novartis in patients with metastatic uveal melanoma.  Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

Clinical development of one of our product candidates, darovasertib, depends, in part, on data from Novartis’ ongoing Phase 1 clinical trial of darovasertib in patients with metastatic uveal melanoma. We have no control over the execution of Novartis’ trial.

Our most advanced product candidate, darovasertib, is currently being evaluated in a Phase 1 clinical trial conducted by Novartis. Novartis’ ongoing clinical trial has two arms – a monotherapy arm, and a combination arm evaluating darovasertib in combination with Novartis’ p53-MDM2 inhibitor, HDM201. Our license agreement with Novartis provides that we may reference clinical data from the monotherapy arm and safety data from both arms of Novartis’ ongoing clinical trial in our regulatory filings. Updated monotherapy data from Novartis was presented at AACR in April 2019.

We have no control or oversight over the design or implementation of Novartis’ clinical trial. The license agreement does not impose obligations on Novartis with respect to the conduct of the ongoing Phase 1 clinical trial, its timing, or whether Novartis must complete it. Novartis may delay or discontinue the monotherapy arm and/or the combination arm of their ongoing clinical trial at their own discretion as the trial progresses. Failure on behalf of Novartis, or any third parties with which Novartis has separately contracted with respect to the trial, to adhere to the trial protocols, GCP, or applicable regulations may delay Novartis’ clinical trial, lead to Novartis’ discontinuation of the trial, or cause the results of the trial to be unacceptable for use in a submission by us to the FDA or a comparable regulatory authority. Furthermore, HDM201 is still in clinical development and has not been approved. If Novartis encounters any clinical or regulatory difficulty with regard to HDM201, it may result in the delay or the complete discontinuation of the combination arm of the trial. If Novartis’ clinical trial is delayed or discontinued for any reason, or if we identify another issue with Novartis’ data, it may delay our development of darovasertib, or make it difficult or impossible for us to rely on Novartis’ clinical data in regulatory filings as planned. Furthermore, although the agreement requires Novartis to provide us with certain data at specified intervals, if Novartis does not make data available to us, our darovasertib development program may be significantly delayed and we may need to conduct additional studies or trials independently. As a result, we may not be able to obtain regulatory approval for darovasertib in a timely fashion, at the expected cost to us, or at all, and our business, financial position, results of operations and prospects may be adversely affected.

As an organization, we have never completed a clinical trial, and may be unable to do so for any of our product candidates.

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. One of our product candidates, IDE397, is in a Phase 1 clinical trial that we are conducting. Another of our product candidates, darovasertib, is in a Phase 1/2 clinical trial that we are conducting.  We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of darovasertib or IDE397 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials.  Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of, darovasertib, IDE397, or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent or delay GSK’s exercise of the Option with respect to any MAT2A product, or prevent us from or delay us in commercializing darovasertib or any other product candidate.

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

Before obtaining marketing approval from regulatory authorities for the sale of any products, we, or our collaboration partners, such as GSK, must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. In addition, we may rely in part on preclinical, clinical and quality data generated by contract research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. Further, pursuant to our license agreement with Novartis, we have a right of reference to certain data from Novartis’ ongoing Phase 1 clinical trial data for our regulatory filings for darovasertib.

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

Our clinical trial collaboration and supply agreement with Pfizer for the supply of their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, supports our plans to evaluate the safety and efficacy of darovasertib in combination with binimetinib and in combination with crizotinib in Phase 1/2 clinical trial arms that we initiated in June 2020 and December 2020, respectively. If Pfizer delays or fails to supply binimetinib or crizotinib in support of the combination arms of the darovasertib clinical trial, the development program as pertaining to combination of darovasertib with either a MEK inhibitor or a cMET inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate darovasertib in combination with one or more anti-cancer agent(s) in addition to binimetinib and crizotinib, such as a different inhibitor of MEK or cMET or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. This may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including darovasertib or IDE397, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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

We initiated a Phase 1/2 tissue-type agnostic basket trial with darovasertib in June 2019, and may also utilize a basket trial approach in clinical trials for other product candidates. Basket trials allow us to evaluate the safety and efficacy of a product candidate in a variety of tumor types with a specific molecular profile. We believe that this clinical approach provides many benefits, however, there are limited precedents, and as a result, there a number of inherent risks.

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

Furthermore, certain conditions for which we plan to evaluate our current development candidates are rare diseases, such as metastatic uveal melanoma, with limited patient pools from which to draw for clinical trials. For example, one of our product candidates, darovasertib, is currently being evaluated in a Phase 1/2 basket trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ/GNA11 hotspot mutations in metastatic uveal melanoma, and potentially in other solid tumors such as cutaneous melanoma and colorectal cancer. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed. Several of our sites halted new enrollment for several months in 2020 before resuming enrollment. Some patients may not be able or willing to comply with clinical trial protocols, and data collected may be incomplete, if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients, and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be delayed or disrupted, which may adversely impact our clinical trial operations. Additionally, certain of our CROs that support our clinical trials have personnel, including related to data management and master file management, based in India, which has experienced a recent surge in COVID-19 infections, which may adversely impact our clinical trial operations.

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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates, such as darovasertib, may be co-administered with third-party approved or experimental therapies, such as binimetinib or crizotinib in the combination arms of our Phase 1/2 clinical trial. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

To date, only one of our product candidates, darovasertib, has been tested in clinical trials, including an ongoing Phase 1 clinical trial and an ongoing Phase 1/2 clinical trial, and has been observed to be generally well tolerated, with the most common AEs reported being hypotension, GI toxicities, and fatigue. If unacceptable side effects arise in the further development of darovasertib, including in combination with binimetinib or crizotinib, or in the development of any of our other product candidates, we, the FDA, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

Although we believe that darovasertib is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For darovasertib, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 as monotherapy for metastatic uveal melanoma in a current Phase 3 clinical trial for patients with the HLA-A2 allele.  Immunocore has disclosed in regulatory filings that of the approximately 5,000 to 6,000 estimated new cases of primary uveal melanoma per annum, there is an estimated addressable patient population of 1,000 patients per annum which have metastatic uveal melanoma that are HLA-A*02:01-positive and will be eligible for treatment with tebentafusp. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), Tesaro (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Servier is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Additionally, several other early-stage companies, including Artios, Breakpoint, Cyteir, Foghorn, KSQ, MetaboMed, Mirati, NeoMed, Repare, Ryvu, Silicon, Tango and Zai Lab are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of March 31, 2021, we had 69 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of April 2021, the coronavirus has spread to most regions of the world and the United States continues to experience significant COVID-19 outbreaks. If the current economic conditions worsen or last for an extended period of time, we will be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

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

The evolving COVID-19 pandemic may also, directly or indirectly, impact the pace of enrollment and impose logistical and trial management constraints in current or future clinical trials. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and potential or enrolled patients may not be able or willing to comply with clinical trial protocols, whether due to quarantines impeding patient movement or interrupting healthcare services, or due to potential or enrolled patient concerns regarding interactions with medical facilities or staff. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be delayed or disrupted, which may adversely impact our clinical trial operations. Additionally, certain of our CROs that support our clinical trials have personnel, including related to data management and master file management, based in India, which has experienced a recent surge in COVID-19 infections, which may adversely impact our clinical trial operations.

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended March 31, 2021, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Our license agreement with Novartis provides that we must use commercially reasonable efforts to obtain regulatory approval for a product candidate using the licensed compound. The agreement further imposes an obligation to make various milestone payments and royalty payments as well as other obligations on us. If we materially breach the terms of the license agreement and fail to cure such breach within 90 days of being notified of the breach, then Novartis may terminate the license agreement. In addition, Novartis has the right to terminate on our insolvency. If the agreement is terminated, then we will not be able to further develop or commercialize, as the case may be, darovasertib or any future related product candidates.

Furthermore, any dispute with Novartis may result in the delay or termination of the research, development or commercialization of darovasertib or any future related product candidates, and may result in costly litigation or arbitration that diverts management attention and resources away from our day-to-day activities, which may adversely affect our business, financial condition, results of operations and prospects.

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

Patents have a limited term. In most countries, including the United States, the expiration of a patent is generally 20 years after its first effective non-provisional filing date. However, depending upon the timing, duration and specifics of FDA marketing approval of darovasertib, IDE397, our other product candidates or any future product candidates, one or more of any U.S. patents we may be issued or have licensed may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments.

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

We currently are reliant upon licenses of certain intellectual property rights and proprietary technology from third parties that are important or necessary to the development of our proprietary technology, including technology related to our product candidates. For example, we rely on our exclusive license agreement with Novartis for the clinical development of darovasertib and our option and license agreement with Cancer Research UK for the clinical development of PARG inhibitors. These licenses, and other licenses we may enter into in the future, may not provide adequate rights to use such intellectual property rights and proprietary technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize technology and product candidates in the future. Licenses to additional third-party proprietary technology or intellectual property rights that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our proprietary technology or product candidates or to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may not be able to develop and commercialize technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses, which could harm our business, financial condition, results of operations and prospects significantly.

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

We are party to various agreements that we depend on to operate our business, including intellectual property rights relating to darovasertib, in particular, our agreement with Novartis. Our rights to use currently licensed intellectual property, or intellectual property to be licensed in the future, are or will be subject to the continuation of and our compliance with the terms of these agreements. These agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations which could lead to disputes, including but not limited to those regarding:

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

Additionally, patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. As a result, we may be unaware of third-party patents that may be infringed by commercialization of darovasertib, IDE397 or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or proprietary technology. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims.

Although no third party has asserted a claim of patent infringement against us as of March 31, 2021, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397 (if GSK does not exercise its option to obtain an exclusive license to continue development of and commercialize MAT2A products), our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	results from, and any delays in, our clinical trials for IDE397, darovasertib, or any other future clinical development programs, including public misperception of the results of our clinical trials;
•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and/or biopharmaceutical product development;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for our product candidates;
•	announcements relating to or results from our GSK Collaboration Agreement;
•	announcements relating to future licensing, collaboration or development agreements;
•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our therapies;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	major changes in our board of directors or management;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or comparable foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic; and
•	general economic conditions in the United States and abroad.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2021, we have outstanding a total of 32.3 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of March 31, 2021, approximately 5.4 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate losses for U.S. federal income tax purposes in the foreseeable future, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past and in the current year. As a result of such ownership changes, our ability to utilize certain NOLs and other tax attributes may be permanently limited as such attributes will expire unused. We are continuing to analyze the impact of such limitation on our financial statements.  If finalized,

Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We have experienced ownership changes in the past and in the current year, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could potentially result in increased future tax liability to us.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

10.1†	Amendment No. 2 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of April 8, 2021.				X

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

IDEAYA Biosciences, Inc.

Date: May 10, 2021	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)