Form 10-Q
period 2021-06-30
IDEAYA Biosciences, Inc.
filed 2021-08-10
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 38,402,771 shares of common stock, $0.0001 par value per share, outstanding.

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended June 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$90,427	$72,037
Short-term marketable securities	183,749	211,548
Accounts receivable	1,325	1,877
Prepaid expenses and other current assets	4,288	3,143
Total current assets	279,789	288,605
Restricted cash	106	106
Long-term marketable securities	38,254	—
Property and equipment, net	4,898	4,271
Right-of-use assets	4,563	5,205
Other non-current assets	791	82
Total assets	$328,401	$298,269
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,108	$953
Accrued liabilities	9,910	8,516
Contract liability	22,132	27,613
Lease liabilities	1,618	1,540
Other current liabilities	3	18
Total current liabilities	35,771	38,640
Long-term contract liability	48,008	56,160
Long-term lease liabilities	4,356	5,183
Other non-current liabilities	6	12
Total liabilities	88,141	99,995
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 33,033,793 and 29,537,216 shares issued and outstanding as of June 30, 2021 and December 31, 2020	3	3
Additional paid-in capital	387,215	325,250
Accumulated other comprehensive income	(4)	7
Accumulated deficit	(146,954)	(126,986)
Total stockholders’ equity	240,260	198,274
Total liabilities and stockholders’ equity	$328,401	$298,269

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$8,756	$—	$16,003	$—
Operating expenses
Research and development	14,979	8,596	26,546	17,622
General and administrative	4,828	3,994	9,643	7,446
Total operating expenses	19,807	12,590	36,189	25,068
Loss from operations	(11,051)	(12,590)	(20,186)	(25,068)
Interest income and other income (expense), net	104	199	218	634
Net loss	$(10,947)	$(12,391)	$(19,968)	$(24,434)
Change in unrealized losses on marketable securities	(3)	57	(11)	(8)
Comprehensive loss	$(10,950)	$(12,334)	$(19,979)	$(24,442)
Net loss per common share, basic and diluted	$(0.33)	$(0.59)	$(0.62)	$(1.18)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	32,854,926	21,001,730	32,321,481	20,626,139

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2021	32,270,538	$3	$369,130	$(1)	$(136,007)	$233,125
Issuance of common stock related to at-the-market offering program	695,218	—	15,454	—	—	15,454
Issuance of common stock upon exercise of stock options	39,292	—	243	—	—	243
Employee stock purchase plan (ESPP) purchase	28,745	—	327	—	—	327
Vesting of early exercised common stock options	—	—	3	—	—	3
Stock-based compensation	—	—	2,058	—	—	2,058
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,947)	(10,947)
Balances as of June 30, 2021	33,033,793	$3	$387,215	$(4)	$(146,954)	$240,260

Balances as of March 31, 2020	20,347,539	$2	$193,635	$—	$(104,534)	$89,103
Issuance of common stock upon follow-on public offering, net of issuance costs	6,666,667	1	93,623	—	—	93,624
Issuance of common stock upon exercise of stock options	154,482	—	694	—	—	694
Employee stock purchase plan (ESPP) purchase	18,494		132	—	—	132
Repurchase of early exercised shares	(2,358)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	15	—	—	15
Stock-based compensation	—	—	824	—	—	824
Other comprehensive income	—	—	—	57	—	57
Net loss	—	—	—	—	(12,391)	(12,391)
Balances as of June 30, 2020	27,184,824	$3	$288,923	$57	$(116,925)	$172,058

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock related to at-the-market offering program	3,407,872	—	57,286	—	—	57,286
Issuance of common stock upon exercise of stock options	59,960	—	355	—	—	355
Employee stock purchase plan (ESPP) purchase	28,745	—	327	—	—	327
Vesting of early exercised common stock options and restricted stock	—	—	21	—	—	21
Stock-based compensation	—	—	3,976	—	—	3,976
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(19,968)	(19,968)
Balances as of June 30, 2021	33,033,793	$3	$387,215	$(4)	$(146,954)	$240,260

Balances as of December 31, 2019	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon follow-on public offering, net of issuance costs	6,666,667	1	93,623	—	—	93,624
Issuance of common stock upon exercise of stock options	165,371	—	731	—	—	731
Employee stock purchase plan (ESPP) purchase	18,494	—	132			132
Repurchase of early exercised shares	(5,169)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	31	—	—	31
Stock-based compensation	—	—	1,582	—	—	1,582
Other comprehensive income	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(24,434)	(24,434)
Balances as of June 30, 2020	27,184,824	$3	$288,923	$57	$(116,925)	$172,058

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(19,968)	$(24,434)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	826	673
Net amortization (accretion) of premiums (discounts) on marketable securities	899	31
Stock-based compensation	3,976	1,582
Loss on sale of property and equipment	—	2
Realized gain on marketable securities	—	(3)
Changes in assets and liabilities
Accounts receivable	552	—
Prepaid expenses and other assets	(1,719)	(848)
Right-of-use assets	642	462
Accounts payable	796	191
Accrued and other liabilities	1,724	(251)
Contract liabilities	(13,633)	—
Lease liabilities	(749)	(556)
Net cash used in operating activities	(26,654)	(23,151)
Cash flows from investing activities
Purchases of property and equipment, net	(1,581)	(69)
Purchases of marketable securities	(133,046)	(26,246)
Maturities of marketable securities	117,663	68,209
Sales of marketable securities	4,018	—
Net cash (used in) provided by investing activities	(12,946)	41,894
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	93,875
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	57,308	—
Proceeds from exercise of common stock options, net of repurchases	355	726
Proceeds from ESPP purchase	327	132
Net cash provided by financing activities	57,990	94,733
Net increase in cash, cash equivalents and restricted cash	18,390	113,476
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	72,143	34,173
Cash, cash equivalents and restricted cash, at end of period	$90,533	$147,649

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$90,427	$147,543
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$90,533	$147,649

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$1
Cash paid for interest	$37	$42
Supplemental non-cash investing and financing activities:
Unpaid offering costs	$171	$251
Vesting of early exercised options and restricted stock	$21	$31
Purchases of property and equipment in accounts payable and accrued liabilities	$378	$253

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Organization

Description of the Business

IDEAYA Biosciences, Inc. (the “Company”) is a synthetic lethality focused precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. The Company is headquartered in South San Francisco, California and was incorporated in the State of Delaware in June 2015. To date, the Company has been primarily engaged in business planning, research, development, recruiting and raising capital.

At-the-Market Offering

On August 12, 2020, the Company filed a prospectus supplement to the prospectus dated June 10, 2020, activating its at-the-market facility by entering into an open market sale agreement (the “August 2020 Sales Agreement) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program. As of January 15, 2021, the Company exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, the Company entered into a new open market sale agreement (the “January 2021 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $90.0 million under an “at the market” offering program. For the six months ended June 30, 2021, the Company sold an aggregate of 3,407,872 shares for net proceeds of $57.3 million after deducting sales commission and other expenses under the August 2020 Sales Agreement and January 2021 Sales Agreement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $147.0 million as of June 30, 2021. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $312.4 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. The accompanying balance sheet as of June 30, 2021, the statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and June 30, 2020, the statements of stockholders’ equity for the three and six months ended June 30, 2021 and June 30, 2020, and the statements of cash flows for the six months ended June 30, 2021 and June 30, 2020 are unaudited. In the opinion of management, the unaudited data reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations and comprehensive loss for the three and six months ended June 30, 2021 and June 30, 2020 and its cash flows for the six months ended June 30, 2021 and June 30, 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and June 30, 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

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

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturers, contract research organizations and collaboration partners, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials and collaboration activities; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Substantially all the Company’s cash is held by two financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

Cloud Computing Arrangements

The Company capitalizes certain implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within prepaid expenses and other current assets, and other non-current assets on the accompanying balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

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

As of June 30, 2021, financial assets measured and recognized at fair value are as follows (in thousands):

		June 30, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$65,262	$8	$—	$65,270
Corporate bonds	Level 2	80,104	4	(16)	80,092
Commercial paper	Level 2	76,641	—	—	76,641
Marketable securities		222,007	12	(16)	222,003
Money market funds(1)	Level 1	90,466	—	—	90,466
Total fair value of assets		$312,473	$12	$(16)	$312,469

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2020, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$80,020	$10	$ —	$80,030
Corporate bonds	Level 2	72,573	11	(14)	72,570
Commercial paper	Level 2	63,948	—	—	63,948
Marketable securities		216,541	21	(14)	216,548
Money market funds(1)	Level 1	67,065	—	—	67,065
Total fair value of assets		$283,606	$21	$(14)	$283,613

(1)	Included in cash and cash equivalents on the balance sheet

As of June 30, 2021, all marketable securities had a remaining maturity of one year or less, except for U.S. government securities and corporate bonds with a fair value of $38.3 million that had maturities of one to two years. As of December 31, 2020, all marketable securities had a remaining maturity of one year or less. There were no financial liabilities measured and recognized at fair value as of June 30, 2021 and December 31, 2020.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(In Years)	2021	2020
Laboratory equipment	5	$5,851	$4,793
Computer equipment	3	117	117
Software	3	170	118
Leasehold improvements	Shorter of useful life or lease term	3,045	2,716
Furniture and fixtures	5	421	421
Total property and equipment		9,604	8,165
Less: Accumulated depreciation and amortization		(4,706)	(3,894)
Property and equipment, net		$4,898	$4,271

Depreciation and amortization expense was $0.4 million and $0.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development expenses	$6,477	$5,259
Accrued salaries and benefits	2,700	2,685
Legal and professional fees	684	543
Other	49	29
Accrued liabilities	$9,910	$8,516

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2021 and June 30, 2020 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

7. Common Stock

As of June 30, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2021	2020
Exercise of outstanding options under the 2015 and 2019 Plans	3,645,582	2,591,456
Issuance of common stock options under the 2019 Plan	1,042,537	975,135
Issuance of common stock options under the Employee Stock Purchase Plan	624,227	357,600
Total	5,312,346	3,924,191

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. As of June 30, 2021, a total of 624,227 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the six months ended June 30, 2021, the Company recorded $0.2 million of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$873	$283	$1,669	$597
General and administrative	1,185	541	2,307	985
Total stock-based compensation expense	$2,058	$824	$3,976	$1,582

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2021	975,135	2,591,456	$7.27	8.36
Additional shares authorized	1,181,488	—
Options granted	(1,158,800)	1,158,800	$19.75
Options exercised	—	(59,960)	$6.00
Options canceled	44,714	(44,714)	$11.03
Balance, June 30, 2021	1,042,537	3,645,582	$11.21	8.19
Exercisable as of June 30, 2021		1,291,105	$6.34	7.25	$18.8
Vested and expected to vest as of June 30, 2021		3,645,582	$11.21	8.19	$35.6

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021 and June 30, 2020 was $15.71 and $5.38 per share, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2021 and June 30, 2020 was $0.9 million and $1.0 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of June 30, 2021 and December 31, 2020, total unrecognized stock-based compensation expense for stock options was $21.4 million and $8.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.70 years and 2.51 years, respectively.

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

During the six months ended June 30, 2021 and June 30, 2020, the Company repurchased zero and 5,169 shares of common stock, respectively. As of June 30, 2021 and December 31, 2020, shares that were subject to repurchase were 1,255 and 14,460, respectively. The aggregate exercise price of early exercised shares as of June 30, 2021 and December 31, 2020 was less than $0.1 million in each period, which were recorded in other current liabilities and other non-current liabilities.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Expected term	5.5 - 6.1 years	5.5 - 6.1 years	5.5 - 6.1 years	5.4 - 6.1 years
Expected volatility	96.0% - 102.8%	86.7% - 91.7%	96.0% - 103.6%	84.9% - 91.7%
Risk-free interest rate	0.8% - 1.1%	0.4% - 0.5%	0.6% - 1.1%	0.4% - 1.5%
Dividend yield	0%	0%	0%	0%

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and industry peers, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. The Company used an average historical stock price volatility of a peer group of publicly traded companies to be representative of its expected future stock price volatility, as the Company did not have sufficient trading history for its common stock. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. Starting the quarter ended June 30, 2021, the Company uses an average historical stock price volatility of its own common stock, as it has accumulated sufficient trading history in accordance with ASC 718-10-S99. For each grant, the Company measures historical volatility over a period equivalent to the expected term.

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	14,625	$0.82
Vested	(7,312)	$0.82
Unvested, June 30, 2021	7,313	$0.82

As of June 30, 2021 and December 31, 2020, 7,313 and 14,625 shares of restricted stock, respectively, were outstanding with an aggregate purchase price of less than $0.1 million in each period, which is recorded in other non-current liabilities on the balance sheets. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by an employee at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the six months ended June 30, 2021 and June 30, 2020 was $0.1 million and zero, respectively.

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

MAT2A Program

For the MAT2A program, the Company will lead research and development through early clinical development. GSK has an exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products arising out of the MAT2A program, or the Option, exercisable within a specified time period after the Company delivers to GSK a data package resulting from its conduct of a dose escalation portion of a MAT2A Phase 1 monotherapy clinical trial. At such time of exercise, GSK has agreed to pay the Company an option exercise payment of $50.0 million.

GSK may initiate, or request that the Company initiates, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial, prior to GSK’s exercise of the Option. The Company will be responsible for the costs of research and early clinical development activities that the Company conducts for the MAT2A program prior to GSK’s exercise of the Option, excluding the costs of conducting the MAT2A Combination Trial. GSK will be solely responsible for costs of the conduct of the MAT2A Combination Trial, except for supply of the MAT2A product therefor, to be provided by the Company at its own cost. As of June 30, 2021, GSK has not initiated nor requested the Company to initiate the MAT2A Combination Trial.

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

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales milestone payments of up to $29.0 million and mid to high single digit royalty payments of the net sales of licensed products. As of June 30, 2021, the Company has not achieved any of the development and sales milestones.

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
MAT2A	$1,763	$3,230
Pol Theta	5,074	8,609
WRN	1,919	4,164
Total collaboration revenue	$8,756	$16,003

Contract balances

The following table presents the significant changes in the balance of contract liabilities during the six months ended June 30, 2021 (in thousands):

Contract liabilities
Balance as of December 31, 2020	$83,773
Reclassification to revenue, as the result of performance obligations satisfied	(16,003)
Cash received for costs reimbursements	1,045
Increase in accounts receivable	1,325
Balance as of June 30, 2021	$70,140

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

Performance obligations

The Company has identified the following six performance obligations associated with the GSK Collaboration Agreement:

(i)	Preclinical and Phase 1 Monotherapy clinical research and development services under the MAT2A program (“MAT2A R&D Services”)
(ii)	Preclinical research services and the related license to IDEAYA-owned technology under the Pol Theta program (“Pol Theta R&D Services”)

(iii)	Preclinical research services and the related license to IDEAYA-owned technology under the WRN program (“WRN R&D Services”)
(iv)	Material right associated with the option to license IDEAYA-owned technology under the MAT2A program (defined as the “Option” in Note 9)
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

The Company has identified two additional customer options under the MAT2A program, both of which have been determined a material right. GSK may elect to conduct certain preclinical activities in preparation for the MAT2A Combination Trial and may elect to exercise the option to license to MAT2A technology. GSK may be able to use and exploit the license to the extent necessary for GSK’s performance of such preclinical activities. The Company will not receive any consideration for providing such license and has concluded that this license option results in a material right as it involves a discount that GSK would not have otherwise received. The Company has determined the nature of such license to MAT2A technology to be functional. During the year ended December 31, 2020, GSK exercised the Preclinical MAT2A License, and the Company has made the underlying MAT2A technology available to GSK, which is immediately able to use and benefit from its right to use the intellectual property. During the three and six months ended June 30, 2021, the Company recognized less than $0.1 million of revenue from the Preclinical MAT2A License in each period.

If GSK elects to conduct the MAT2A Combination Trial, the Company will supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company will recognize revenue, as it transfers the control of the MAT2A product to GSK. The Company has not supplied MAT2A product as of June 30, 2021.

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of June 30, 2021 (in thousands):

Performance Obligations	Allocation of Transaction Price
MAT2A R&D Services	$13,019
Pol Theta R&D Services	17,324
WRN R&D Services	23,779
The Option	17,316
MAT2A Supply	2,362
Total transaction price allocated to the remaining performance obligations	$73,800

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

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(10,947)	$(12,391)	$(19,968)	$(24,434)
Denominator:
Weighted-average shares outstanding	32,864,249	21,070,679	32,334,859	20,705,962
Less: weighted-average unvested restricted shares and shares subject to repurchase	(9,323)	(68,949)	(13,378)	(79,823)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	32,854,926	21,001,730	32,321,481	20,626,139
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.59)	$(0.62)	$(1.18)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2021	2020
Options to purchase common stock	3,645,582	2,480,542
Unvested restricted stock awards	7,313	14,625
Unvested early exercised common stock options	1,255	44,861
Total	3,654,150	2,540,028

12. Subsequent Event

On July 12, 2021, the Company completed an underwritten public offering and sold and issued 5,333,333 shares of common stock at a price to the public of $17.25 per share for net proceeds of $86.5 million, after deducting underwriting discounts and commissions but before deducting other offering expenses, which included shares issued upon the underwriters’ exercise in full of their overallotment option to purchase 695,652 additional shares.

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

The prevalence of MTAP deletions is estimated to be approximately 15% of human tumors, translating to an estimated addressable population in major market countries, consisting of the US, EU5 and Japan, for patients having solid tumors with MTAP deletion to be approximately 75,000 annually.

We are actively enrolling patients into the dose escalation and tumor biopsy cohorts of a Phase 1 clinical trial, designated as IDE397-001 (ClinicalTrials.gov Identifier: NCT04794699) to evaluate IDE397 under an investigational new drug application, or IND.

As of June 25, 2021, we have enrolled patients in the IDE397 clinical trial having multiple solid tumor types with MTAP-deletion, including non-small cell lung cancer, pancreatic cancer, thymic cancer and adenoid cystic carcinoma. As of June 25, 2021, IDE397 has been generally well tolerated with only grade 1 drug-related adverse events, including onstipation, nausea and fatigue; there were no reported drug-related serious adverse events and no reported myelosuppression, or changes to bilirubin or to aminotransaminase (AST) or alanine aminotransferase (ALT) enzymes.

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

We observed a reduction in plasma S-adenosylmethionine, or SAM, a proximal pharmacodynamic marker, in each of the first two cohorts of the IDE397 Phase 1 dose escalation study, satisfying the clinical protocol threshold of approximately 60% or greater to initiate the tumor biopsy cohort of the IDE397 Phase 1 clinical trial to evaluate tumor pharmacodynamic, or PD, biomarkers. The clinical protocol threshold was established based on IDE397 preclinical in vivo efficacy data in MTAP-deletion xenograft models.

We plan to obtain patient biopsies for translational research from the dose escalation and expansion portions of the clinical trial, including evaluation of certain pharmacodynamic, or PD, biomarkers, such as plasma SAM and tumor SAM as well as tumor symmetric dimethylarginine, or SDMA.

We are targeting initiation of the tumor biopsy cohort in the third quarter of 2021 to evaluate tumor pharmacodynamic, or PD, biomarkers, and have a program objective to obtain tumor PD data, including tumor SAM and tumor SDMA, in the fourth quarter of 2021.

We are leading research and development of IDE397 through early clinical development, in collaboration with GlaxoSmithKline pursuant to the Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK.

We expect that the PD data to be obtained from the IDE397 tumor biopsy cohort will support an option data package for review by GSK in consideration of whether to exercise its option to develop IDE397. The GSK option is exercisable within a certain period after we deliver a data package comprising preclinical data and clinical data from the IDE397 monotherapy dose escalation study of the Phase 1 clinical trial, including safety and tolerability data, pharmacokinetic data and pharmacodynamic modulation of SAM and tumor SDMA.

If GSK exercises its option and makes the related payment to us of fifty million dollars ($50,000,000), GSK would lead later-stage global clinical development. For future development costs we will be responsible for 20% and GSK will be responsible for 80%. Assuming GSK decides to exercise the option, we will be eligible to receive future development and regulatory milestones of up to $465 million, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales ranging from high single digit to sub-teen double digit percentages, as well as certain commercial milestones of up to $475 million.

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

Preclinical tolerability and efficacy studies are ongoing with IDE397 and various potential combination agents. Based on preliminary results, we have observed in vivo efficacy with enhanced tumor growth inhibition for IDE397 in combination with a taxane in a pancreatic cancer PDX model.

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

We are evaluating the efficacy of our PARG inhibitors as monotherapy across a number of solid tumor CDX and PDX models with specific genetic alterations.  One of our PARG inhibitor compounds, designated as IDB-PARG, has demonstrated dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple CDX models and PDX models, including in ovarian cancer, gastric cancer and breast cancer models.  In vivo studies in CDX and PDX models have shown evidence of differentiation from a PARP inhibitor, niraparib, including enhanced TGI relative to such PARP inhibitor and, in certain models, tumor regressions in models which are refractory to such PARP inhibitor.

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

Subject to further preclinical studies, we plan to identify a PARG inhibitor development candidate in the fourth quarter of 2021.

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

We plan to continue further development of our POLQ program, including both protein degraders and small molecule inhibitors, in collaboration with GSK pursuant to the GSK Collaboration Agreement, and are planning to select a development candidate for a Pol Theta small molecule inhibitor in the fourth quarter of 2021.

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

Other Synthetic Lethality Pipeline Programs

We have initiated early preclinical research programs to identify small molecule inhibitors for a target in the MTAP-synthetic lethality pathway, or MTAP-SL.  We believe an MTAP-SL inhibitor may be complementary to our IDE397 clinical candidate targeting MAT2A.

We have also initiated early preclinical research programs targeting multiple distinct DNA Damage Targets, or DDTs, for patients with solid tumors characterized by proprietary biomarkers or gene signatures.

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

We have established a comprehensive platform to computationally and empirically identify high value synthetic lethal pairs in defined patient populations.  This platform integrates information across parallel data sets, each including orthogonal content based on particular screening approaches.  These screens include evaluation of curated, genetically defined and preselected model cell sets indicative of targeted patient populations.  Our platform includes a proprietary library and data set resulting from our DECIPHER™ Dual CRISPR Synthetic Lethality library constructed in collaboration with University of California, San Diego.  The platform includes data from our proprietary Paralogous Gene Evaluation in Ovarian cancer, or PAGEO™, library being developed in collaboration with the Broad Institute utilizing the Sellers Laboratory CRISPR paralog screening platform to evaluate functionally redundant paralogous genes across ovarian cancer subtypes.  Additionally, we are members of the DepMap consortium through which we have access to a comprehensive data set of genome-wide cell-based screens, including isogenic screens, conducted by the Broad Institute and other contributing institutes, including pre-publication access to new data releases. As a further component of our synthetic lethality platform, we are conducting computational data mining and analysis of relevant public databases, such as The Cancer Genome Atlas, or TCGA, cBioPortal, and Cancer Cell Line Encyclopedia, or CCLE, among others.  Such computational approaches include our proprietary algorithms which enable us to determine synthetic lethality targets and biomarkers enabling patient stratification.

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

We are clinically evaluating darovasertib in a Phase 1/2 clinical trial, designated as IDE196-001 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as skin (cutaneous) melanoma.

Our clinical trial strategy in MUM includes darovasertib monotherapy as well as darovasertib combination therapies, including with binimetinib, a MEK inhibitor, and independently with crizotinib, a cMET inhibitor. As of June 22, 2021, we have enrolled 30 MUM patients into the darovasertib/binimetinib combination arm, and 15 MUM patients into the darovasertib/crizotinib combination arm, and we are continuing patient enrollment in the dose expansion cohort of each of these combination arms.

We are expecting a clinical data update for the darovasertib combination(s) in the fourth quarter of 2021.

We are evaluating darovasertib in combination with binimetinib, and independently, with crizotinib pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer, Inc. or Pfizer.  We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Pfizer Agreement, including for both the darovasertib / binimetinib combination arm and the darovasertib / crizotinib combination arm of the clinical trial. If the clinical data from either or both of these combination studies is positive, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

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

Darovasertib / Binimetinib Combination Therapy

A combination arm of our Phase 1/2 clinical trial is evaluating darovasertib in combination with binimetinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

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

As of April 13, 2021, 24 MUM patients have enrolled in the darovasertib and binimetinib combination study and 14 of these patients were evaluable, including eight patients dosed in the Phase 1/2 dose expansion cohort of the combination study.  As of April 13, 2021 data and analyses cutoff, based on preliminary data from an unlocked database, we observed two partial responses, or PRs, including one confirmed PR and one unconfirmed PR with a 40.5% tumor reduction, which was subsequently confirmed with a 51.7% tumor reduction after the next scan following the data cut-off date.  This reflects two confirmed PR out of nine evaluable MUM patients with at least two post-baseline scans (22%) per RECIST 1.1 guidelines.  We also observed tumor reduction in 11 patients, reflecting seventy-nine percent (79%) of 14 evaluable MUM patients with at least one post-baseline scan.

Drug-related adverse events observed in the darovasertib/binimetinib combination arm in MUM as related to darovasertib as of June 22, 2021 primarily include: serious adverse events of liver toxicity, nausea and vomiting, syncope and fall; and adverse events, that occurred in greater than 10% of patients, of nausea, vomiting, diarrhea, rash, edema, aminotransminase, or AST, increase, alanine aminotransferase, or ALT, increase, fatigue, hypotension and creatine phosphokinase, or CK, increase.

We are continuing patient enrollment into the darovasertib / binimetinib combination Phase 1/2 expansion arm under the Pfizer Agreement.  We and Pfizer amended the Pfizer Agreement in April 2021 to support a target enrollment of approximately 40 patients in the darovasertib and binimetinib clinical combination arm in MUM.

Darovasertib / Crizotinib Combination Therapy

We are also evaluating darovasertib and crizotinib as a combination therapy in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

An ongoing dose expansion portion of this arm of the clinical trial is evaluating the safety and efficacy of darovasertib in combination with crizotinib in patients with MUM.  Following our evaluation of tolerability and preliminary efficacy from the darovasertib / crizotinib combination arm of the clinical trial in MUM, we may also evaluate darovasertib / crizotinib combination therapy in patients having other solid tumors with activating GNAQ/11 hotspot mutations outside of uveal melanoma, such as skin melanoma.

As of May 5, 2021, 6 MUM patients have enrolled in the darovasertib and crizotinib combination study and 2 of these patients were evaluable for response with one post-baseline scan. As of data and analyses cutoff on May 5, 2021 and based on preliminary data from an unlocked database, we observed early clinical efficacy of the darovasertib and crizotinib combination in MUM with tumor reduction in 2 of 2 evaluable patients in a first cohort, including one unconfirmed partial response in a 3rd-line patient with a 54% tumor reduction, which was subsequently confirmed with a 56.5% tumor reduction after the next scan following the data cut-off date.  This represents the deepest response observed in the Phase 1/2 clinical trial evaluating darovasertib as monotherapy or in combinations, as reflected by the largest percentage reduction in tumor size.

Drug-related adverse events observed in the darovasertib/crizotinib combination arm in MUM as of June 22, 2021, based on preliminary data from an unlocked database, primarily include: serious adverse events of syncope and hypotension, each of which resolved with patients continuing dosing; and adverse events that occurred in at least two of the treated patients include nausea, diarrhea, vomiting, edema, decreased appetite, rash, hypotension and syncope. The observed syncope and hypotension were transient, often occurring in the first week of dosing, and are being managed and mitigated through a one week run-in dosing regimen and by limiting use of certain concurrent medications, such as diuretics.

In June 2021, we initiated the dose expansion cohort of the darovasertib/crizotinib combination arm in MUM based on the observed early clinical activity of this combination.  We are continuing patient enrollment into the Phase 1/2 darovasertib/crizotinib combination arm under the Pfizer Agreement.  We and Pfizer amended the Pfizer Agreement in August 2021 to support an additional 40 patients in the Phase 1 study in MUM.

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

Regulatory Strategy

We are planning to seek FDA regulatory guidance for darovasertib monotherapy based on observed overall survival data in MUM in the second half of 2021, and/or for darovasertib combination(s) on potential registration-enabling trial design in MUM in the first half of 2022.

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

Other Potential Indications

We are continuing our preclinical evaluation and are evaluating the potential for clinical evaluation of darovasertib in GNAQ mutation-mediated rare diseases, including in Sturge-Weber Syndrome, or SWS, and Port Wine Stains, or PWS, neurocutaneous disorders characterized by capillary malformations and associated with mutations in GNAQ.

We are targeting FDA clearance in the first half of 2022 to initiate a Phase 1 clinical trial to evaluate darovasertib in SWS and, subject to further preclinical and clinical data, potentially also in PWS patients with extensive involvement.

SWS is associated with a somatic, activating hotspot mutation in GNAQ through which PKC may mediate disease pathology, as reported by Shirley et al., NEJM (2013). SWS is physiologically characterized by facial birthmark (e.g., a port-wine stain), neurological abnormalities (e.g., seizures) and glaucoma. SWS, also known as encephalofacial angiomatosis, is a neurocutaneous disorder that occurs as a sporadic congenital condition. It is understood to affect the skin in the distribution of the ophthalmic branch of the trigeminal nerve and is associated with venous-capillary abnormalities of the leptomeninges. The US/EU5 prevalence of SWS patients who may potentially benefit from long term chronic treatment is approximately 13,000 to 33,000 patients.  PWS is a potential related indication with an estimated US/EU5 prevalence of patients with extensive involvement – who have port-wine-stain over the trunk and extremities as well as the head and neck, of approximately 235,000 patients.

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

We plan to continue to use third-party service providers, including clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, to carry out our preclinical and clinical development and manufacture and supply of our preclinical and clinical materials to be used during the development of our product candidates. Certain of our CROs have clinical trial support personnel, including personnel related to our data management and master file management, that are based in India which has experienced a recent surge in COVID-19 infections. To date, the COVID-19 pandemic has not materially affected our supply chain or development schedule, but further escalation of the health crisis has the potential to cause delays in our supply chain, manufacturing operations and trial support services, which could materially adversely impact our business.

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

During the three months ended June 30, 2021, we sold an aggregate of 695,218 shares of our common stock for net proceeds of $15.4 million at a weighted average sales price of approximately $22.95 per share under an at-the-market offering pursuant to the January 2021 Sales Agreements with Jefferies as sales agent.

Public Offering and Sale of IDEAYA Common Stock

On July 12, 2021, we closed on an underwritten public offering, or the Offering, of 5,333,333 shares of our common stock at an offering price of $17.25 per share, including 695,652 shares of common stock upon the exercise in full of the overallotment option by the underwriters, pursuant to which we received aggregate net proceeds of $86.5 million, after deducting underwriting discounts and commissions but before deducting other offering expenses.

Corporate Update

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations through June 30, 2021 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, or GGL, an affiliate of GlaxoSmithKline, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through a follow-on underwritten public offering in July 2021.  Additionally, we received a non-dilutive upfront cash payment from GSK in July 2020 in connection with the GSK Collaboration Agreement.

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

Our net losses were $20.0 million and $24.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $147.0 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the darovasertib monotherapy arm of our IDE196-001 clinical trial, (ii) our PARG program and (iii) our earlier pipeline programs, including our MTAP-SL program and our DNA Damage Target or DDT programs.  We are leading clinical development in the ongoing darovasertib / binimetinib combination arm and the ongoing darovasertib /crizotinib combination arm of our IDE196-001 clinical trial, in each case in coordination with Pfizer pursuant to the Pfizer Agreement.  We are leading preclinical development and early-stage clinical development for evaluation of IDE397 in the ongoing IDE397-001 Phase 1 clinical trial, in coordination with GSK pursuant to the GSK Collaboration Agreement.  We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of June 30, 2021, we had cash, cash equivalents, and short-term and long-term marketable securities of $312.4 million.

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

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for IDE397 and darovasertib (IDE196), consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended June 30, 2021 and March 31, 2021:

	Three Months Ended
	June 30, 2021	March 31, 2021
External clinical development expenses (1):
IDE397	$850	$1,023
IDE196	1,857	1,575
Personnel related and stock-based compensation	4,602	4,015
Other research and development expenses	7,670	4,953
Total research and development expenses	$14,979	$11,566

(1)	External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

The following table summarizes our external clinical development expenses by program for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
External clinical development expenses (1):
IDE397	$1,873	$280
IDE196	3,433	3,774
Personnel related and stock-based compensation	8,617	5,051
Other research and development expenses	12,623	8,517
Total research and development expenses	$26,546	$17,622

(2)	External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and March 31, 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2021	March 31, 2021	Change	% Change
Revenue:
Collaboration revenue	$8,756	$7,247	$1,509	21%
Operating expenses:
Research and development	14,979	11,566	3,413	30%
General and administrative	4,828	4,816	12	0%
Loss from operations	(11,051)	(9,135)	(1,916)	(21%)
Interest income and other income (expense), net	104	114	(10)	(9%)
Net loss	$(10,947)	$(9,021)	$(1,926)	(21%)

Collaboration Revenue

Collaboration revenue increased by $ 1.5 million, or 21%, in from the three months ended March 31, 2021 to the three months ended June 30, 2021. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which require significant judgment, and may cause fluctuation in the revenue recognized from period to period. The fluctuation from the three months ended March 31, 2021 to the three months ended June 30, 2021 is due to timing of services performed.

Research and Development Expenses

Research and development expenses increased by $3.4 million, or 30%, from the three months ended March 31, 2021 to the three months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase in fees paid to CROs, CMOs and consultants of $2.5 million related to the advancement of our lead product candidates through preclinical studies, an increase in payroll expenses, including salaries, benefits and stock-based compensation expense of $0.6 million related to an increase in headcount to support our growth, an increase in external clinical development expenses for darovasertib of $0.3 million related to support costs for our Phase 1/2 clinical trial to evaluate darovasertib in solid tumors, and an increase in costs for laboratory supplies used in support of our research programs of $0.2 million, partially offset by a decrease in external clinical development expenses for IDE397 of $0.2 million related to manufacturing and method validation activities for our Phase 1 clinical trial.

General and Administrative Expenses

General and administrative expenses were in line from the three months ended March 31, 2021 to the three months ended June 30, 2021. Increase in general and administrative expenses due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense of $0.1 million related to increased headcount to support our growth as a public company were offset by a decrease in audit fees for the comparative periods.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $10,000, or 9%, from the three months ended March 31, 2021 to the three months ended June 30, 2021, primarily due to a decrease in interest income on our cash, cash equivalents, and short-term and long-term marketable securities balances, as a result of the lower interest rate yields.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenue:
Collaboration revenue	$16,003	$—	$16,003	100%
Operating expenses:
Research and development	26,546	17,622	8,924	51%
General and administrative	9,643	7,446	2,197	30%
Loss from operations	(20,186)	(25,068)	4,882	19%
Interest income and other income (expense), net	218	634	(416)	(66%)
Net loss	$(19,968)	$(24,434)	$4,466	18%

Collaboration Revenue

Collaboration revenue increased by $16.0 million in the six months ended June 30, 2021. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue. We recognized revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs in the six months ended June 30, 2021.

Research and Development Expenses

Research and development expenses increased by $8.9 million, or 51%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $3.6 million related to an increase in headcount to support our growth, an increase in fees paid to CROs, CMOs and consultants of $2.5 million related to the advancement of our lead product candidates through preclinical studies, an increase in external clinical development expenses for IDE397 of $1.6 million related to manufacturing and clinical startup activities for our Phase 1 clinical trial, and an increase in costs for laboratory supplies, facilities and software to support our research programs of $1.6 million, partially offset by a decrease in external clinical development expenses for darovasertib of $0.3 million related to a decrease in manufacturing and clinical startup activities.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 30%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense, of $2.0 million related to increased headcount to support our growth as a public company, an increase in software licenses and facilities expenses of $0.4 million, and an increase in directors’ and officers’ liability insurance premiums of $0.2 million, partially offset by a decrease in legal costs of $0.3 million related to the GSK Collaboration Agreement, and a decrease in costs associated with the filing of a shelf registration statement on Form S-3 of $0.2 million.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.4 million, or 66%, from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to a decrease in interest income on our cash, cash equivalents, and short-term and long-term marketable securities balances, as a result of the lower interest rate yields.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $312.4 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2021 and June 30, 2020, we had net losses of $20.0 million and $24.4 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2021, we had an accumulated deficit of $147.0 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations in support of our long term cash requirements.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of June 30, 2021, we expect to make the total lease payments of $6.6 million through July 2024.

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

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(26,654)	$(23,151)
Investing activities	(12,946)	41,894
Financing activities	57,990	94,733
Net increase in cash, cash equivalents and restricted cash	$18,390	$113,476

Cash Flows from Operating Activities

Net cash used in operating activities was $26.7 million for the six months ended June 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $20.0 million, adjusted for a decrease in contract liabilities of $13.6 million due primarily to revenue recognized during six months ended June 30, 2021, offset by the cost reimbursement that became unconditionally due as of June 30, 2021, and an increase in prepaid expenses and other assets of $1.7 million due to advance payment for our D&O insurance policy premiums, partially offset by stock-based compensation expense of $4.0 million, an increase in accounts payable and accrued and other liabilities of $2.5 million due primarily to fees to third parties in support of clinical and preclinical activities, amortization of premiums on marketable securities of $0.9 million, and depreciation expense of $0.8 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $12.9 million for the six months ended June 30, 2021, which consisted of $133.0 million used to purchase marketable securities and $1.6 million used to purchase property and equipment, partially offset by $117.7 million provided by maturities of marketable securities and $4.0 million provided by sales of marketable securities.

Net cash provided by investing activities was $41.9 million for the six months ended June 30, 2020, which consisted of $68.2 million provided by maturities of marketable securities, partially offset by $26.2 million used to purchase marketable securities and $0.1 million used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $58.0 million for the six months ended June 30, 2021, which consisted of $57.3 million of net proceeds from ATM offering, $0.3 million of proceeds from exercise of common stock options, and $0.3 million of proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 23, 2021. During the three and six months ended June 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 23, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2021, we had cash equivalents and marketable securities of $312.5 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Only two of our product candidates, IDE397 and darovasertib (IDE196), are currently in ongoing clinical trials – one Phase 1 clinical trial to evaluate IDE397 for the treatment of patients having solid tumors with MTAP deletion that we initiated in April 2021, one ongoing Phase 1 clinical trial for darovasertib conducted and controlled by Novartis and one ongoing Phase 1/2 clinical trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations.

We have had significant operating losses since our inception. Our net losses for the six months ended June 30, 2021 and June 30, 2020 were $20.0 million and $24.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $147.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $312.4 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib and IDE397 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and MAT2A program (if GSK exercises its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products). These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our two most advanced product candidates, IDE397 and darovasertib, are in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE397 is currently being evaluated in an ongoing Phase 1 clinical trial to evaluate IDE397 for the treatment of patients with MTAP deletion. Darovasertib is currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019, including the combination arm with binimetinib that we initiated in June 2020 and the combination arm with crizotinib that we initiated in December 2020. Darovasertib is also being tested in an earlier-initiated, ongoing Phase 1 clinical trial conducted by Novartis in patients with metastatic uveal melanoma.  Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

To date, only two of our product candidates, IDE397 and darovasertib, have been tested in clinical trials, including an ongoing Phase 1 clinical trial of IDE397 and an ongoing Phase 1 clinical trial and an ongoing Phase 1/2 clinical trial of darovasertib, and they have been observed to be generally well tolerated, with certain drug-related SAEs and AEs being reported for darovasertib, as monotherapy and in combination with binimetinib and in combination with crizotinib. If unacceptable side effects arise in the further development of darovasertib, including in combination with binimetinib or crizotinib, in the further development of IDE397, or in the development of any of our other product candidates, we, the FDA, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

Although we believe that darovasertib is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For darovasertib, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 (tebentafusp) as monotherapy for metastatic uveal melanoma in a current Phase 3 clinical trial for patients with the HLA-A2 allele.  Immunocore has disclosed in regulatory filings that of the approximately 5,000 to 6,000 estimated new cases of primary uveal melanoma per annum, there is an estimated addressable patient population of 1,000 patients per annum which have metastatic uveal melanoma that are HLA-A*02:01-positive and will be eligible for treatment with tebentafusp. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), GSK (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Servier is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Additionally, several other early-stage companies, including Anticancer Bioscience, Artios, Breakpoint, Cyteir, Foghorn, FoRx, KSQ, MetaboMed, Mirati, NeoMed, Repare, Ribon, Ryvu, Silicon (a part of Riovant), Tango and Zai Lab are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of June 30, 2021, we had 75 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of July 2021, the coronavirus has spread to most regions of the world and the United States continues to experience significant COVID-19 outbreaks, particularly in certain states. If the current economic conditions worsen or last for an extended period of time, we will be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely.  Some of these third parties have experienced shut-downs, supply chain and experimental study interruptions or slow-downs, and more third parties could experience such shut-downs, interruptions or slow-downs. Individuals at our company or at such third parties could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. We have requested that most of our personnel, including all of our administrative employees, work remotely, restricting on-site staff to only those personnel and contractors who perform activities that must be completed on-site. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

Additionally, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular operations, inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The evolving COVID-19 pandemic may also, directly or indirectly, impact the pace of enrollment and impose logistical and trial management constraints in current or future clinical trials. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and potential or enrolled patients may not be able or willing to comply with clinical trial protocols, whether due to quarantines impeding patient movement or interrupting healthcare services, or due to potential or enrolled patient concerns regarding interactions with medical facilities or staff. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be delayed or disrupted, which may adversely impact our clinical trial operations. Additionally, certain of our CROs that support our clinical trials have personnel, including personnel related to our data management and master file management, based in India, which has experienced a recent surge in COVID-19 infections, and as a result may adversely impact our clinical trial operations.

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended June 30, 2021, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Although no third party has asserted a claim of patent infringement against us as of June 30, 2021, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397 (if GSK does not exercise its option to obtain an exclusive license to continue development of and commercialize MAT2A products), our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2021, we have outstanding a total of 33.0 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of June 30, 2021, approximately 5.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101				X

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

IDEAYA Biosciences, Inc.

Date: August 10, 2021	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)