Form 10-Q
period 2021-09-30
IDEAYA Biosciences, Inc.
filed 2021-11-15
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 38,497,331 shares of common stock, $0.0001 par value per share, outstanding.

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

•

our expectations about the impact of the COVID-19 pandemic on our business and operations, including clinical trials, manufacturing suppliers and collaborators, and on our results of operations and financial condition;

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended September 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$108,428	$72,037
Short-term marketable securities	156,123	211,548
Accounts receivable	1,018	1,877
Prepaid expenses and other current assets	3,394	3,143
Total current assets	268,963	288,605
Restricted cash	106	106
Long-term marketable securities	121,217	—
Property and equipment, net	4,707	4,271
Right-of-use assets	4,234	5,205
Other non-current assets	217	82
Total assets	$399,444	$298,269
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,152	$953
Accrued liabilities	11,892	8,516
Contract liability	22,935	27,613
Lease liabilities	1,658	1,540
Other current liabilities	—	18
Total current liabilities	38,637	38,640
Long-term contract liability	39,248	56,160
Long-term lease liabilities	3,924	5,183
Other non-current liabilities	6	12
Total liabilities	81,815	99,995
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 38,463,086 and 29,537,216 shares issued and outstanding as of September 30, 2021 and December 31, 2020	4	3
Additional paid-in capital	476,211	325,250
Accumulated other comprehensive income	(50)	7
Accumulated deficit	(158,536)	(126,986)
Total stockholders’ equity	317,629	198,274
Total liabilities and stockholders’ equity	$399,444	$298,269

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$8,976	$8,967	$24,979	$8,967
Operating expenses
Research and development	15,503	10,025	42,048	27,647
General and administrative	5,186	3,938	14,830	11,384
Total operating expenses	20,689	13,963	56,878	39,031
Loss from operations	(11,713)	(4,996)	(31,899)	(30,064)
Interest income and other income (expense), net	131	70	349	704
Net loss	$(11,582)	$(4,926)	$(31,550)	$(29,360)
Change in unrealized losses on marketable securities	(46)	(22)	(57)	(30)
Comprehensive loss	$(11,628)	$(4,948)	$(31,607)	$(29,390)
Net loss per common share, basic and diluted	$(0.31)	$(0.17)	$(0.92)	$(1.26)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	37,769,910	28,396,670	34,157,578	23,235,218

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of June 30, 2021	33,033,793	$3	$387,215	$(4)	$(146,954)	$240,260
Issuance of common stock upon follow-on public offering, net of issuance costs	5,333,333	1	85,989	—	—	85,990
Issuance of common stock upon exercise of stock options	95,960	—	806	—	—	806
Vesting of early exercised common stock options	—	—	3	—	—	3
Stock-based compensation	—	—	2,198	—	—	2,198
Other comprehensive loss	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(11,582)	(11,582)
Balances as of September 30, 2021	38,463,086	$4	$476,211	$(50)	$(158,536)	$317,629

Balances as of June 30, 2020	27,184,824	$3	$288,923	$57	$(116,925)	$172,058
Issuance of common stock upon follow-on public offering, net of issuance costs	500,000	—	7,040	—	—	7,040
Issuance of common stock in private placement, net of issuance costs	1,333,333	—	19,988	—	—	19,988
Issuance of common stock upon exercise of stock options	53,353	—	297	—	—	297
Repurchase of early exercised shares	(5,349)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	13	—	—	13
Stock-based compensation	—	—	981	—	—	981
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(4,926)	(4,926)
Balances as of September 30, 2020	29,066,161	$3	$317,242	$35	$(121,851)	$195,429

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock upon follow-on public offering, net of issuance costs	5,333,333	1	$85,989	—	—	85,990
Issuance of common stock related to at-the-market offering program	3,407,872	—	57,286	—	—	57,286
Issuance of common stock upon exercise of stock options	155,920	—	1,163	—	—	1,163
Employee stock purchase plan (ESPP) purchase	28,745	—	327	—	—	327
Vesting of early exercised common stock options and restricted stock	—	—	23	—	—	23
Stock-based compensation	—	—	6,173	—	—	6,173
Other comprehensive loss	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(31,550)	(31,550)
Balances as of September 30, 2021	38,463,086	$4	$476,211	$(50)	$(158,536)	$317,629

Balances as of December 31, 2019	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon follow-on public offering, net of issuance costs	7,166,667	1	100,663	—	—	100,664
Issuance of common stock in private placement, net of issuance costs	1,333,333	—	19,988	—	—	19,988
Issuance of common stock upon exercise of stock options	218,724	—	1,028	—	—	1,028
Employee stock purchase plan (ESPP) purchase	18,494	—	132			132
Repurchase of early exercised shares	(10,518)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	44	—	—	44
Stock-based compensation	—	—	2,563	—	—	2,563
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(29,360)	(29,360)
Balances as of September 30, 2020	29,066,161	$3	$317,242	$35	$(121,851)	$195,429

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(31,550)	$(29,360)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,277	1,020
Net amortization (accretion) of premiums (discounts) on marketable securities	1,365	160
Stock-based compensation	6,173	2,563
Loss on sale of property and equipment	—	2
Realized gain on marketable securities	—	(3)
Changes in assets and liabilities
Accounts receivable	859	—
Prepaid expenses and other assets	(395)	(81)
Right-of-use assets	971	(459)
Accounts payable	1,173	684
Accrued and other liabilities	3,736	1,186
Contract liabilities	(21,590)	91,033
Lease liabilities	(1,141)	314
Net cash (used in) provided by operating activities	(39,122)	67,059
Cash flows from investing activities
Purchases of property and equipment, net	(2,039)	(314)
Purchases of marketable securities	(282,428)	(214,412)
Maturities of marketable securities	211,196	73,037
Sales of marketable securities	4,018	—
Net cash used in investing activities	(69,253)	(141,689)
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	85,990	100,664
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	57,286	—
Proceeds from issuance of common stock in private placement, net of issuance costs	—	19,988
Proceeds from exercise of common stock options, net of repurchases	1,163	1,017
Proceeds from ESPP purchase	327	132
Net cash provided by financing activities	144,766	121,801
Net increase in cash, cash equivalents and restricted cash	36,391	47,171
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	72,143	34,173
Cash, cash equivalents and restricted cash, at end of period	$108,534	$81,344

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$108,428	$81,238
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$108,534	$81,344

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$1
Cash paid for interest	$55	$62
Supplemental non-cash investing and financing activities:
Unpaid offering costs	$—	$31
Vesting of early exercised options and restricted stock	$23	$44
Purchases of property and equipment in accounts payable and accrued liabilities	$186	$161

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

Follow-On Offering

On July 12, 2021, the Company completed an underwritten public offering and sold and issued 5,333,333 shares of common stock, which included shares issued upon the underwriters’ exercise in full of their overallotment option to purchase 695,652 additional shares, at a price to the public of $17.25 per share for net proceeds of $86.0 million, after deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Offering

On August 12, 2020, the Company filed a prospectus supplement to the prospectus dated June 10, 2020, activating its at-the-market facility by entering into an open market sale agreement (the “August 2020 Sales Agreement) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program. As of January 15, 2021, the Company exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, the Company entered into a new open market sale agreement (the “January 2021 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $90.0 million under an “at the market” offering program. For the nine months ended September 30, 2021, the Company sold an aggregate of 3,407,872 shares for net proceeds of $57.3 million after deducting sales commission and other expenses under the August 2020 Sales Agreement and the January 2021 Sales Agreement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $158.5 million as of September 30, 2021. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $385.8 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. The accompanying balance sheet as of September 30, 2021, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and September 30, 2020, the statements of stockholders’ equity for the three and nine months ended September 30, 2021 and September 30, 2020, and the statements of cash flows for the nine months ended September 30, 2021 and September 30, 2020 are unaudited. In the opinion of management, the unaudited data reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2021 and September 30, 2020 and its cash flows for the nine months ended September 30, 2021 and September 30, 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and September 30, 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

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

As of September 30, 2021, financial assets measured and recognized at fair value are as follows (in thousands):

		September 30, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$105,103	$15	$(41)	$105,077
Corporate bonds	Level 2	86,667	3	(27)	86,643
Commercial paper	Level 2	85,621	—	—	85,621
Marketable securities		277,391	18	(68)	277,341
Money market funds(1)	Level 1	108,153	—	—	108,153
Total fair value of assets		$385,544	$18	$(68)	$385,494

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2020, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$80,020	$10	$ —	$80,030
Corporate bonds	Level 2	72,573	11	(14)	72,570
Commercial paper	Level 2	63,948	—	—	63,948
Marketable securities		216,541	21	(14)	216,548
Money market funds(1)	Level 1	67,065	—	—	67,065
Total fair value of assets		$283,606	$21	$(14)	$283,613

(1)	Included in cash and cash equivalents on the balance sheet

As of September 30, 2021, all marketable securities had a remaining maturity of one year or less, except for U.S. government securities and corporate bonds with a fair value of $121.2 million that had maturities of one to two years. As of December 31, 2020, all marketable securities had a remaining maturity of one year or less. There were no financial liabilities measured and recognized at fair value as of September 30, 2021 and December 31, 2020.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(In Years)	2021	2020
Laboratory equipment	5	$5,997	$4,793
Computer equipment	3	117	117
Software	3	170	118
Leasehold improvements	Shorter of useful life or lease term	3,112	2,716
Furniture and fixtures	5	465	421
Total property and equipment		9,861	8,165
Less: Accumulated depreciation and amortization		(5,154)	(3,894)
Property and equipment, net		$4,707	$4,271

Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$7,420	$5,259
Accrued salaries and benefits	3,791	2,685
Legal and professional fees	481	543
Other	200	29
Accrued liabilities	$11,892	$8,516

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2021 and September 30, 2020 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

7. Common Stock

As of September 30, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2021	2020
Exercise of outstanding options under the 2015 and 2019 Plans	3,572,592	2,591,456
Issuance of common stock options under the 2019 Plan	1,019,567	975,135
Issuance of common stock options under the Employee Stock Purchase Plan	624,227	357,600
Total	5,216,386	3,924,191

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. As of September 30, 2021, a total of 624,227 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the nine months ended September 30, 2021, the Company recorded $0.3 million of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,023	$296	$2,692	$893
General and administrative	1,174	685	3,481	1,670
Total stock-based compensation expense	$2,197	$981	$6,173	$2,563

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2021	975,135	2,591,456	$7.27	8.36
Additional shares authorized	1,181,488	—
Options granted	(1,271,675)	1,271,675	$20.14
Options exercised	—	(155,920)	$7.46
Options canceled	134,619	(134,619)	$12.69
Balance, September 30, 2021	1,019,567	3,572,592	$11.64	8.21
Exercisable as of September 30, 2021		1,396,787	$6.47	7.17	$26.8
Vested and expected to vest as of September 30, 2021		3,572,592	$11.64	8.21	$50.2

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 and September 30, 2020 was $15.95 and $6.00 per share, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2021 and September 30, 2020 was $2.4 million and $1.4 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of September 30, 2021 and December 31, 2020, total unrecognized stock-based compensation expense for stock options was $21.5 million and $8.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.59 years and 2.51 years, respectively.

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

During the nine months ended September 30, 2021 and September 30, 2020, the Company repurchased zero and 10,518 shares of common stock, respectively. As of September 30, 2021 and December 31, 2020, shares that were subject to repurchase were 192 and 14,460, respectively. The aggregate exercise price of early exercised shares as of September 30, 2021 and December 31, 2020 was less than $0.1 million in each period, which were recorded in other current liabilities and other non-current liabilities.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Expected term	6.1 years	6.1 years	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	93.3% - 95.7%	90.3% - 95.1%	93.3% - 103.6%	84.9% - 95.1%
Risk-free interest rate	0.9% - 1.2%	0.3% - 0.4%	0.6% - 1.2%	0.3% - 1.5%
Dividend yield	0%	0%	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	14,625	$0.82
Vested	(7,312)	$0.82
Unvested, September 30, 2021	7,313	$0.82

As of September 30, 2021 and December 31, 2020, 7,313 and 14,625 shares of restricted stock, respectively, were outstanding with an aggregate purchase price of less than $0.1 million in each period, which is recorded in other non-current liabilities on the balance sheets. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by an employee at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the nine months ended September 30, 2021 and September 30, 2020 was $0.1 million and zero, respectively.

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

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million (the “Upfront Payment”) on July 31, 2020.

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

GSK may initiate, or request that the Company initiates, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial, prior to GSK’s exercise of the Option. The Company will be responsible for the costs of research and early clinical development activities that the Company conducts for the MAT2A program prior to GSK’s exercise of the Option, excluding the costs of conducting the MAT2A Combination Trial. GSK will be solely responsible for costs of the conduct of the MAT2A Combination Trial, except for supply of the MAT2A product therefor, to be provided by the Company at its own cost. As of September 30, 2021, GSK has neither initiated nor requested that the Company initiate the MAT2A Combination Trial.

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

Pfizer Clinical Trial Collaboration and Supply Agreement

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or the Supply Agreement, as amended in September 2020, April 2021 and August 2021. Pursuant to the Supply Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. Under the Supply Agreement, the Company will sponsor a Phase 1/2 clinical trial, and Pfizer will supply the Company with binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Supply Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial.

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales milestone payments of up to $29.0 million and mid to high single digit royalty payments of the net sales of licensed products. As of September 30, 2021, the Company has not achieved any of the development and sales milestones.

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MAT2A	$2,802	$3,917	$6,032	$3,917
Pol Theta	4,679	2,971	13,288	2,971
WRN	1,495	2,079	5,659	2,079
Total collaboration revenue	$8,976	$8,967	$24,979	$8,967

Contract balances

The following table presents the significant changes in the balance of contract liabilities during the nine months ended September 30, 2021 (in thousands):

Contract liabilities
Balance as of December 31, 2020	$83,773
Reclassification to revenue, as the result of performance obligations satisfied	(24,979)
Cash received for costs reimbursements	2,371
Increase in accounts receivable	1,018
Balance as of September 30, 2021	$62,183

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

The Company has identified two additional customer options under the MAT2A program, both of which have been determined a material right. GSK may elect to conduct certain preclinical activities in preparation for the MAT2A Combination Trial and may elect to exercise the option to license to MAT2A technology. GSK may be able to use and exploit the license to the extent necessary for GSK’s performance of such preclinical activities. The Company will not receive any consideration for providing such license and has concluded that this license option results in a material right as it involves a discount that GSK would not have otherwise received. The Company has determined the nature of such license to MAT2A technology to be functional. During the year ended December 31, 2020, GSK exercised the Preclinical MAT2A License, and the Company has made the underlying MAT2A technology available to GSK, which is immediately able to use and benefit from its right to use the intellectual property. During the three and nine months ended September 30, 2021, the Company recognized less than $0.1 million of revenue from the Preclinical MAT2A License in each period.

If GSK elects to conduct the MAT2A Combination Trial, the Company will supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company will recognize revenue, as it transfers the control of the MAT2A product to GSK. The Company has not supplied MAT2A product as of September 30, 2021.

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of September 30, 2021 (in thousands):

Performance Obligations	Allocation of Transaction Price
MAT2A R&D Services	$10,288
Pol Theta R&D Services	12,755
WRN R&D Services	22,392
The Option	17,372
MAT2A Supply	2,369
Total transaction price allocated to the remaining performance obligations	$65,176

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

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(11,582)	$(4,926)	$(31,550)	$(29,360)
Denominator:
Weighted-average shares outstanding	37,778,046	28,447,329	34,169,190	23,305,249
Less: weighted-average unvested restricted shares and shares subject to repurchase	(8,136)	(50,659)	(11,612)	(70,031)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	37,769,910	28,396,670	34,157,578	23,235,218
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.17)	$(0.92)	$(1.26)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2021	2020
Options to purchase common stock	3,572,592	2,592,537
Unvested restricted stock awards	7,313	14,625
Unvested early exercised common stock options	192	26,463
Total	3,580,097	2,633,625

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

IDE397 – MAT2A Inhibitor Clinical Candidate

Our most advanced synthetic lethality product candidate is IDE397, a clinical-stage methionine adenosyltransferase 2a, or MAT2A, inhibitor being developed for solid tumors with S-methyl-5'-thioadenosine phosphorylase, or MTAP, deletions.

MTAP-null cells lack the ability to metabolize 5-methylthioadenosine, or MTA, which is an essential step in a biochemical pathway involved in salvaging the metabolite S-adenosyl methionine, or SAM. Increased levels of MTA partially inhibit the methyltransferase PRMT5 for which SAM is the methyl-donor substrate for methylation of various proteins. This partial inhibition of PRMT5 by increased levels of MTA renders MTAP-null cells more dependent on the activity of methionine adenosyltransferase II alpha or MAT2A, an enzyme that is responsible for the synthesis of SAM. Because of this enhanced dependence, loss of MTAP results in synthetic lethality mediated through endogenous MTA and the methyl donor SAM when MAT2A is pharmacologically inhibited.

MAT2A inhibition results in a mechanism of action, or MOA, which is biologically distinct from the MOA of direct PRMT5 inhibition.  Notably, PRMT5 is a pan-essential protein whereas MAT2A is a selectively-essential protein. We believe that, generally, targeting selectively-essential proteins, rather than pan-essential proteins, may be more tolerable and potentially enable a broader therapeutic window.   (Chang et al., Cancer Cell 39:4, 466-479).  MAT2A inhibition results in reduced levels of tumor SAM – which is the methyl donor substrate for Type I protein arginine methyl transferases, or PRMTs (such as PRMT1), as well as for Type II PRMTs (such as PRMT5).  We have shown preclinical data demonstrating that modulating SAM through MAT2A inhibition can impact the protein methylation function of both Type I PRMTs and Type II PRMTs, as evidenced by reduced asymmetrical dimethyl arginine, or ADMA and reduced symmetrical dimethyl arginine, or SDMA, respectively.

The prevalence of MTAP deletions is estimated to be approximately 15% of human tumors, translating to an estimated addressable population in major market countries, consisting of the US, EU5 and Japan, for patients having solid tumors with MTAP deletion to be approximately 75,000 annually.

We are actively enrolling patients into the dose escalation and tumor biopsy cohorts of a Phase 1 clinical trial, designated as IDE397-001 (ClinicalTrials.gov Identifier: NCT04794699) to evaluate IDE397 under an investigational new drug application, or IND.  We are enrolling patients into the fifth dose escalation cohort of this trial.

As of November 5, 2021, we have enrolled patients in the Phase 1 IDE397 clinical trial having multiple solid tumor types with MTAP-deletion, including non-small cell lung cancer, pancreatic cancer, thymic cancer, adenoid cystic carcinoma and gastroesophageal cancer. As of November 5, 2021, IDE397 has been generally well tolerated with only grade 1/2 drug-related adverse events; there were no reported drug-related serious adverse events, no reported myelosuppression or liver toxicity, and IDE397 has not yet reached its maximum tolerated dose, or MTD.

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

We observed preliminary clinical activity with monotherapy in early dose escalation cohorts, including pharmacodynamic response in plasma SAM and tumor reductions in multiple patients with MTAP deleted advanced or metastatic solid tumors.

We observed a reduction in plasma SAM, a proximal pharmacodynamic marker, in each of the first three cohorts of the IDE397 Phase 1 dose escalation clinical trial, satisfying the clinical protocol threshold of approximately 60% or greater.  We have initiated tumor biopsy cohorts in the IDE397 Phase 1 clinical trial to evaluate tumor pharmacodynamic, or PD, biomarkers. The clinical protocol threshold was established based on IDE397 preclinical in vivo efficacy data in MTAP-deletion xenograft models.

We are obtaining patient biopsies for translational research from dose escalation cohorts and tumor biopsy backfill cohorts in the IDE397 Phase 1 clinical trial and we also plan to obtain patient biopsies from expansion cohorts in the clinical trial. We are evaluating PD biomarkers, such as plasma SAM and tumor SAM as well as SDMA.

We also observed tumor shrinkage in multiple patients in early dose escalation Cohorts 2 and 3 (n=3, n=2, respectively), including in a Cohort 2 NSCLC patient (~15% reduction in target lesions) and in a Cohort 3 adenoid cystic carcinoma patient with a lung metastasis (~11% reduction in target lesions), pursuant to RESIST v1.1 criteria.

We plan to submit a protocol amendment to the FDA by year end 2021 to support cohort expansion as monotherapy in NSCLC and other indications.  This amendment will also support evaluation of IDE397 combination therapies with taxanes and other potential combination agents. Subject to satisfactory progression of the dose escalation portion of the Phase 1 clinical trial, we are targeting cohort expansion in the first half of 2022 with a clinical trial design that includes an aggregate of 150 or more patients across expansion cohorts.

Subject to initiation of an expansion cohort or establishing a MTD, we are targeting submission of an IDE397 option data package to GSK in the first half of 2022, which would trigger an evaluation period for GSK to make an opt‐in decision.  Subject to GSK’s election to opt‐in and, if required, HSR clearance, we are entitled to receive a $50 million opt‐in payment from GSK.

We are leading research and development of IDE397 through early clinical development, in collaboration with GlaxoSmithKline pursuant to the Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK.

We expect that the PD data to be obtained from the IDE397 tumor biopsy cohorts will support an option data package for review by GSK for consideration of whether to exercise its option to develop IDE397. The GSK option is exercisable within a certain period after we deliver a data package comprising preclinical data and clinical data from the IDE397 monotherapy dose escalation study of the Phase 1 clinical trial, including safety and tolerability data, pharmacokinetic data and pharmacodynamic modulation of SAM and tumor SDMA.

If GSK exercises its option and makes the related $50 million payment to us, GSK would lead later-stage global clinical development. We will be responsible for 20% of future development costs and GSK will be responsible for 80%. Assuming GSK decides to exercise the option, we will be eligible to receive future development and regulatory milestones of up to $465 million, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales ranging from high single digit to sub-teen double digit percentages, as well as certain commercial milestones of up to $475 million.

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

In NSCLC, data from the preclinical PDX Panel Study has shown > 60% TGI in 12 independent NSCLC PDX models out of 14 models evaluated, including in seven NSCLC adenocarcinoma PDX models out of nine evaluated and in five NSCLC squamous carcinoma PDX models out of five evaluated. Tumor regressions were observed in three of five NSCLC squamous PDX models, including a complete response in one model.

Additionally, we have observed preclinical dose-dependent modulation of selected PD biomarkers, including SDMA, ADMA and SAM, in these in vivo models, including in NSCLC and HCT-116 MTAP deletion CDX models.  We also observed a correlation of in vivo efficacy with dose-dependent PD modulation in MTAP-deletion CDX model in NSCLC.  We have ongoing mechanistic studies, including evaluating various pathway constituents such as SAM, MTA, SDMA, ADMA and other downstream metabolic and gene expression changes,in in vitro and in vivo models.

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

Preclinical tolerability and efficacy studies are ongoing with IDE397 and various potential combination agents. Based on preliminary results, we have observed in vivo efficacy with enhanced tumor growth inhibition for IDE397 in combination with a taxane in a pancreatic cancer PDX model. We have also observed in vivo efficacy with enhanced tumor growth inhibition in CDX / PDX models for IDE397 in combination with other DNA Damage Response, or DDR, target inhibitors, and for IDE397 in combination with certain precision medicine target inhibitors in tumors having certain identified genetic alterations as co-alterations with MTAP.

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

We have also observed dose-dependent modulation of a PD biomarker, PAR, polymer chains across multiple in vivo CDX models, including in ovarian cancer, gastric cancer and breast cancer models.

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

We have selected a PARG inhibitor potential development candidate and are initiating further toxicology studies.  We are planning to initiate further preclinical development studies, including IND-enabling studies of the selected lead compound. We are also continuing preclinical evaluation of additional compounds in the lead series as an additional potential development candidate or back-up compound.

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

Pol Theta is a large protein with two functional domains: a DNA polymerase domain and an ATP-dependent DNA helicase domain, alternatively referred to as a helicase domain or as an ATPase domain, linked by a RAD51 binding domain.  We have established independent research programs to discover small molecule inhibitors of each of the Pol Theta polymerase domain and ATPase domain. We also have established an independent research approach targeting Pol Theta based on protein degradation.

We have shown combination activity of our Pol Theta helicase inhibitor with multiple PARP inhibitors, including niraparib. We have demonstrated synergistic in vivo efficacy of a Pol Theta ATPase inhibitor with niraparib: the combination of our Pol Theta ATPase inhibitor with niraparib enhanced the activity of niraparib in the DLD1 BRCA2-/- xenograft model.  Tumor regressions were observed for all animals in the study which were administered the combination.

We plan to continue further development of our POLQ program, including both protein degraders and small molecule inhibitors, in collaboration with GSK pursuant to the GSK Collaboration Agreement, and are planning to select a development candidate for a Pol Theta small molecule inhibitor in December 2021.   We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Pol Theta helicase inhibitor from preclinical development into early Phase 1 clinical trials.

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

For this program, we plan to continue further development in collaboration with GSK pursuant to the GSK Collaboration Agreement.  We have the potential to receive up to $20 million in aggregate milestone payments from GlaxoSmithKline for certain milestones which may occur as we, in collaboration with GSK, advance a Werner Helicase inhibitor from preclinical into early Phase 1 clinical trials.

Other Synthetic Lethality Pipeline Programs

We have initiated early preclinical research programs to identify small molecule inhibitors for a target in the MTAP-synthetic lethality pathway, or MTAP-SL.  We believe an MTAP-SL inhibitor may be complementary to our IDE397 clinical candidate targeting MAT2A as a combination of two synthetic lethality therapeutics for patients selected based on tumors harboring MTAP deletion.

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

We are clinically evaluating darovasertib in a Phase 1/2 clinical trial, designated as IDE196-001, in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as skin (cutaneous) melanoma.

Our clinical trial strategy in MUM includes darovasertib monotherapy as well as darovasertib combination therapies, including with binimetinib, a MEK inhibitor, and independently with crizotinib, a cMET inhibitor. We are continuing patient enrollment in dose expansion cohorts of each of these combination arms of the Phase 1/2 clinical trial.

We are targeting a clinical data update of darovasertib in in the fourth quarter of 2021, including an updated adverse event profile, clinical efficacy and a potential Phase 2 expansion dose of the darovasertib and crizotinib MUM combination arm of the darovasertib Phase 1/2 clinical trial.

We are evaluating darovasertib in combination with binimetinib, and independently, with crizotinib pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer, Inc. or Pfizer.  We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Pfizer Agreement, including for both the darovasertib / binimetinib combination arm and the darovasertib / crizotinib combination arm of the clinical trial. If the clinical data from either or both of these combination studies is positive and could potentially enable registration, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

We are coordinating with St. Vincent’s Hospital Sydney Limited to initiate an Investigator Sponsored Trial , or IST, to evaluate IDE196 in a neo-adjuvant and adjuvant setting in non-metastatic uveal melanoma, or UM, patients. Data from this potential clinical trial may offer proof of concept on our hypothesis that earlier treatment of UM patients with IDE196, prior to tumor metastasis, may lead to improved patient outcomes.

We are also continuing to evaluate darovasertib in patients having non-MUM cancers harboring GNAQ/11 mutations, with a focus in skin melanoma.

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

Darovasertib / Binimetinib Combination Therapy

We are evaluating darovasertib in combination with binimetinib in a combination arm of our Phase 1/2 clinical trial in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.

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

As of November 5, 2021, we have enrolled 32 MUM patients into the darovasertib/binimetinib combination arm and are continuing patient enrollment in the dose expansion cohort of this combination arm.

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

As of November 5, 2021, we have enrolled 28 MUM patients into the darovasertib/crizotinib combination arm. We are continuing patient enrollment in the dose expansion cohort of this combination arm.

In June 2021, we initiated the dose expansion cohort of the darovasertib/crizotinib combination arm in MUM based on the observed early clinical activity of this combination.  We are continuing patient enrollment into the Phase 1/2 darovasertib/crizotinib combination arm under the Pfizer Agreement.  We and Pfizer amended the Pfizer Agreement in August 2021 to support an additional 40 patients in the darovasertib and crizotinib MUM combination arm of our Phase 1/2 clinical trial.

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

Regulatory Strategy

We are planning to seek FDA regulatory guidance in the first half of 2022 for a potentially registration-enabling trial design with one or more darovasertib combinations in MUM.

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

Other Potential Indications

We are continuing our preclinical evaluation and are evaluating the potential for clinical evaluation of darovasertib in GNAQ mutation-mediated rare diseases, including in Sturge-Weber Syndrome, or SWS, and Port-Wine Stain, or PWS, neurocutaneous disorders characterized by capillary malformations and associated with mutations in GNAQ.

Subject to FDA feedback and guidance, we are planning to initiate a Phase 1 clinical trial to evaluate darovasertib in SWS and, subject to further preclinical and clinical data, potentially also in PWS patients with extensive involvement, which means they have port-wine stain over the trunk and extremities as well as the head and neck.

SWS is associated with a somatic, activating hotspot mutation in GNAQ through which PKC may mediate disease pathology, as reported by Shirley et al., NEJM (2013). SWS is physiologically characterized by facial birthmark (e.g., a port-wine stain), neurological abnormalities (e.g., seizures) and glaucoma. SWS, also known as encephalofacial angiomatosis, is a neurocutaneous disorder that occurs as a sporadic congenital condition. It is understood to affect the skin in the distribution of the ophthalmic branch of the trigeminal nerve and is associated with venous-capillary abnormalities of the leptomeninges. The prevalence of SWS patients in the US and EU5 who may potentially benefit from long term chronic treatment is approximately 13,000 to 33,000 patients.  PWS is a potentially related indication with an estimated prevalence of approximately 235,000 patients in the US and EU5 with extensive involvement.

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

During the three months ended September 30, 2021, we did not sell any shares of our common stock under the ATM facility. As of September 30, 2021, approximately $73.8 million of common stock remained available to be sold under the ATM facility.

Public Offering and Sale of IDEAYA Common Stock

On July 12, 2021, we completed an underwritten public offering of 5,333,333 shares of our common stock at an offering price to the public of $17.25 per share, including 695,652 shares of common stock upon the exercise in full of the overallotment option by the underwriters, pursuant to which we received aggregate net proceeds of $86.0 million, after deducting underwriting discounts and commissions and other offering expenses.

Corporate Update

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations through September 30, 2021 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, or GGL, an affiliate of GlaxoSmithKline, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through a follow-on underwritten public offering in July 2021.  Additionally, we received a non-dilutive upfront cash payment from GSK in July 2020 in connection with the GSK Collaboration Agreement.

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

Our net losses were $31.6 million and $29.4 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $158.5 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the darovasertib monotherapy arm of our IDE196-001 clinical trial, (ii) our PARG program and (iii) our earlier pipeline programs, including our MTAP-SL program and our DNA Damage Target or DDT programs.  We are leading clinical development in the ongoing darovasertib / binimetinib combination arm and the ongoing darovasertib / crizotinib combination arm of our IDE196-001 clinical trial, in each case in coordination with Pfizer pursuant to the Pfizer Agreement.  We are leading preclinical development and early-stage clinical development for evaluation of IDE397 in the ongoing IDE397-001 Phase 1 clinical trial, in coordination with GSK pursuant to the GSK Collaboration Agreement.  We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of September 30, 2021, we had cash, cash equivalents, and short-term and long-term marketable securities of $385.8 million.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended September 30, 2021 and June 30, 2021:

	Three Months Ended
	September 30, 2021	June 30, 2021
External clinical development expenses (1):
IDE397	$998	$850
IDE196	2,087	1,857
Personnel related and stock-based compensation	4,971	4,602
Other research and development expenses	7,447	7,670
Total research and development expenses	$15,503	$14,979

(1)	External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

The following table summarizes our external clinical development expenses by program for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
External clinical development expenses (1):
IDE397	$2,871	$663
IDE196	5,519	5,380
Personnel related and stock-based compensation	13,588	7,829
Other research and development expenses	20,070	13,775
Total research and development expenses	$42,048	$27,647

(2)	External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and June 30, 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2021	June 30, 2021	Change	% Change
Revenue:
Collaboration revenue	$8,976	$8,756	$220	3%
Operating expenses:
Research and development	15,503	14,979	524	3%
General and administrative	5,186	4,828	358	7%
Loss from operations	(11,713)	(11,051)	(662)	(6%)
Interest income and other income (expense), net	131	104	27	26%
Net loss	$(11,582)	$(10,947)	$(635)	(6%)

Collaboration Revenue

Collaboration revenue increased by $0.2 million, or 3%, in from the three months ended June 30, 2021 to the three months ended September 30, 2021. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which require significant judgment, and may cause fluctuation in the revenue recognized from period to period. The fluctuation from the three months ended June 30, 2021 to the three months ended September 30, 2021 is due to timing of services performed.

Research and Development Expenses

Research and development expenses increased by $0.5 million, or 3%, from the three months ended June 30, 2021 to the three months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase in payroll expenses, including salaries, benefits and stock-based compensation expense of $0.3 million related to an increase in headcount to support our growth, and an increase in fees paid to CROs and consultants of $0.2 million related to the advancement of our lead product candidates through preclinical and clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 7%, from the three months ended June 30, 2021 to the three months ended September 30, 2021. The increase in general and administrative expenses was due to an increase in IT expenses of $0.2 million and an increase in legal expense of $0.2 million.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net increased by $27,000, or 26%, from the three months ended June 30, 2021 to the three months ended September 30, 2021, primarily due to an increase in interest income on our cash, cash equivalents and marketable securities balances, which increased during the nine months ended September 30, 2021 as a result of the net proceeds from our follow-on offering in July 2021 and sales under our ATM facility during the nine months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Revenue:
Collaboration revenue	$24,979	$8,967	$16,012	179%
Operating expenses:
Research and development	42,048	27,647	14,401	52%
General and administrative	14,830	11,384	3,446	30%
Loss from operations	(31,899)	(30,064)	(1,835)	(6%)
Interest income and other income (expense), net	349	704	(355)	(50%)
Net loss	$(31,550)	$(29,360)	$(2,190)	(7%)

Collaboration Revenue

Collaboration revenue increased by $16.0 million in the nine months ended September 30, 2021. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue. We recognized revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs in the nine months ended September 30, 2021. The fluctuation was due to revenue recognized only in the third quarter in 2020 after the effectiveness of the GSK Collaboration Agreement, as compared to revenue that we recognized during the full nine months ended September 30, 2021.

Research and Development Expenses

Research and development expenses increased by $14.4 million, or 52%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase in payroll expenses, including salaries and benefits expense, of $4.0 million related to an increase in headcount to support our growth, an increase in fees paid to CROs, CMOs and consultants of $3.5 million related to the advancement of our lead product candidates through preclinical and clinical studies, an increase in costs for laboratory supplies, facilities and software to support our research programs of $2.5 million, an increase in clinical trial costs of $2.4 million related to the advancement of IDE 397 and darovasertib, and an increase in stock-based compensation expense of $1.8 million due to increased headcount to support our growth and an overall increase in our stock prices.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million, or 30%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $1.8 million due to increased headcount to support our growth and an overall increase in our stock prices, an increase in payroll expenses, including salaries and benefits expense, of $1.0 million related to increased headcount to support our growth, an increase in facility expense of $0.4 million due to the second expansion of our facility lease, and an increase in software costs of $0.3 million.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net decreased by $0.4 million, or 50%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, primarily due to a decrease in interest income on our cash, cash equivalents, and short-term and long-term marketable securities balances, as a result of the lower interest rate yields.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $385.8 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2021 and September 30, 2020, we had net losses of $31.6 million and $29.4 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2021, we had an accumulated deficit of $158.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations in support of our long-term cash requirements.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of September 30, 2021, we expect to make the total lease payments of $6.2 million through July 2024.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(39,122)	$67,059
Investing activities	(69,253)	(141,689)
Financing activities	144,766	121,801
Net increase in cash, cash equivalents and restricted cash	$36,391	$47,171

Cash Flows from Operating Activities

Net cash used in operating activities was $39.1 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $31.6 million, adjusted for a decrease in contract liabilities of $21.6 million due primarily to revenue recognized during the nine months ended September 30, 2021, offset by the cost reimbursement that became unconditionally due as of September 30, 2021, and a decrease in lease liability of $1.1 million due to lease amortization, partially offset by stock-based compensation expense of $6.1 million, an increase in accounts payable and accrued and other liabilities of $4.9 million due primarily to fees to third parties in support of clinical and preclinical activities, amortization of premiums on marketable securities of $1.4 million, depreciation expense of $1.3 million, and an decrease in right-of-use asset of $1.0 million due to lease amortization.

Net cash provided by operating activities was $67.1 million for the nine months ended September 30, 2020. Cash provided by operating activities was primarily due to an increase in contract liability of $91.0 million as a result of the up-front payment received from GSK, stock-based compensation expense of $2.6 million, an increase of accrued and other liabilities of $1.2 million due to fees to CROs and CMOs in support of research and manufacturing activities and an increase in accrued payroll expenses due to increased headcounts, depreciation and amortization expense of $1.0 million and an increase in accounts payable of $0.7 million due to fees to CROs and CMOs in support of research and manufacturing activities, partially offset by the use of funds in our operations to develop our product candidates resulting in a net loss of $29.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $69.3 million for the nine months ended September 30, 2021, which consisted of $282.4 million used to purchase marketable securities and $2.0 million used to purchase property and equipment, partially offset by $211.2 million provided by maturities of marketable securities and $4.0 million provided by sales of marketable securities.

Net cash used in investing activities was $141.7 million for the nine months ended September 30, 2020, which consisted of $214.4 million used to purchase marketable securities and $0.3 million used to purchase property and equipment, partially offset by $73.0 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $144.8 million for the nine months ended September 30, 2021, which consisted of $86.0 million of net proceeds from our follow-on offering in July 2021, $57.3 million of net proceeds from sales under our ATM facility, $1.2 million of proceeds from exercise of common stock options, and $0.3 million of proceeds from ESPP purchase.

Net cash provided by financing activities was $121.8 million for the nine months ended September 30, 2020, which consisted of $100.7 million of net proceeds from our follow-on offering in June 2020, $20.0 million of net proceeds from our private placement of common stock, $1.0 million of proceeds from exercise of common stock options, and $0.1 million of proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 23, 2021. During the three and nine months ended September 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 23, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2021, we had cash equivalents and marketable securities of $385.5 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

We have had significant operating losses since our inception. Our net losses for the nine months ended September 30, 2021 and September 30, 2020 were $31.6 million and $29.4 million, respectively. As of September 30, 2021, we had an accumulated deficit of $158.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $385.8 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib and IDE397 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and MAT2A program (if GSK exercises its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products). These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Although we believe that darovasertib is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For darovasertib, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 (tebentafusp) as monotherapy for metastatic uveal melanoma for patients with the HLA-A2 allele and a Biologics License Application (BLA) for tebentafusp was accepted for review by the FDA in the third quarter of 2021.  Immunocore has disclosed in regulatory filings that of the approximately 5,000 to 6,000 estimated new cases of primary uveal melanoma per annum, there is an estimated addressable patient population of 1,000 patients per annum which have metastatic uveal melanoma that are HLA-A*02:01-positive and will be eligible for treatment with tebentafusp. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), GSK (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Servier is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Additionally, several other early-stage companies, including Anticancer Bioscience, Artios, Breakpoint, Cyteir, Foghorn, FoRx, KSQ, MetaboMed, Mirati, NeoMed, Repare, Ribon, Ryvu, Silicon (a part of Riovant), Tango and Zai Lab are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of September 30, 2021, we had 83 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of October 2021, the coronavirus has spread to most regions of the world and the United States continues to experience significant outbreaks of COVID-19 and its variant strains, particularly in certain states. If the current economic conditions worsen or last for an extended period of time, we will be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely.  Some of these third parties have experienced shut-downs, supply chain and experimental study interruptions or slow-downs, and more third parties could experience such shut-downs, interruptions or slow-downs. Individuals at our company or at such third parties could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. We have requested that many of our personnel, including all of our administrative employees, work remotely, restricting on-site staff to generally only those personnel and contractors who perform research activities. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

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

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended September 30, 2021, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2021, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397 (if GSK does not exercise its option to obtain an exclusive license to continue development of and commercialize MAT2A products), our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, we have outstanding a total of 38.5 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of September 30, 2021, approximately 5.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

10.1†‡	Amendment No. 3 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of August 9, 2021.				X

10.2#	Amended and Restated Employment Agreement between Michael White and IDEAYA Biosciences, Inc. effective as of October 25, 2021.				X

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

X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101				X

†	Certain information in this exhibit has been excluded pursuant to Regulation S-K, Item 601(b)(10).
‡	Certain information in this exhibit has been excluded pursuant to Regulation S-K, Item 601(a)(6).
#	Indicates management contract or compensatory plan.
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

IDEAYA Biosciences, Inc.

Date: November 15, 2021	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)