Form 10-K
period 2021-12-31
IDEAYA Biosciences, Inc.
filed 2022-03-18
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $629.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 14, 2022, the registrant had 38,627,222 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•

our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc., our License Agreement with Novartis and our Option and License Agreement with Cancer Research United Kingdom, or CRUK, and University of Manchester;

•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;

•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology platforms, including additional indications for which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	our potential involvement in lawsuits in connection with enforcing our intellectual property rights;
•

our potential involvement in third party interference, opposition, derivation or similar proceedings with respect to our patent rights and other challenges to our patent rights and patent infringement claims;

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

Summary of Principal Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

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

•

Our success depends on our ability to obtain and maintain protection for our intellectual property and our proprietary technologies, to successfully enforce our intellectual property rights and to avoid infringing the rights of others; and

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

We believe synthetic lethality, as an emerging class of precision medicine, represents one of the most exciting, potentially impactful new areas of development in oncology, and we are investing a significant portion of our resources to become a leader in this emerging field.  We are establishing a broad pipeline of clinical and preclinical programs directed to synthetic lethality targets.  We are also investing in and enhancing our capabilities for identification and validation of new synthetic lethality targets. For targets of interest, we plan to discover therapeutic drugs and relevant biomarkers.

Our most advanced synthetic lethality product candidate is IDE397, a clinical-stage methionine adenosyltransferase 2a, or MAT2A, inhibitor for patients with solid tumors having methylthioadenosine phosphorylase, or MTAP, deletions – a patient population estimated to represent approximately 15% of solid tumors.  We are enrolling patients into a Phase 1 clinical trial designated as IDE397-001 to evaluate IDE397 under an investigational new drug application, or IND.  We are leading research and development of IDE397 through early clinical development, in collaboration with GlaxoSmithKline pursuant to the Collaboration, Option and License Agreement, or the GSK Collaboration Agreement, with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK.

We are currently enrolling patients having tumors with MTAP deletion into Cohort 6 of the dose escalation portion of the IDE397 Phase 1 clinical trial.  We have completed enrollment in Cohorts 1 through 5 without observing a dose limiting toxicity, or DLT, during the DLT window that begins following the first dose of IDE397. As considered across evaluated cohorts, we observed dose-proportional pharmacokinetic exposures and robust, dose- and/or exposure-dependent pharmacodynamic modulation of S-adenosyl methionine, or SAM, in plasma samples and of symmetric dimethyl arginine, or SDMA, in tumor biopsy samples.

We have several preclinical synthetic lethality research programs in our pipeline advancing toward the clinic. We are targeting poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with a defined biomarker based on genetic mutations and/or molecular signatures.   We own or control all commercial rights in our PARG program.  We are targeting DNA Polymerase Theta, or Pol Theta or POLQ, in collaboration with GSK, for solid tumors with homologous recombination deficiency, or HRD, including BRCA mutations.  We are also targeting Werner Helicase, or WRN, in collaboration with GSK, in tumors with high microsatellite instability, or MSI high.  Additionally, we have multiple wholly-owned early preclinical research programs targeting MTAP synthetic lethality, or MTAP-SL, target distinct DNA Damage Targets, or DDTs, for patients with solid tumors characterized by a proprietary biomarker or a gene signature.

Another clinical-stage product candidate, darovasertib or IDE196, is a protein kinase C, or PKC, inhibitor that we are evaluating as a synthetic lethal combination therapy in patients having genetically-defined cancers having GNAQ or GNA11 gene mutations.  Darovasertib, which we in-licensed from Novartis, is being clinically evaluated in a Phase 1/2 clinical trial designated as IDE196-001. Our current clinical strategy includes evaluation of darovasertib in metastatic uveal melanoma, or MUM patients, adjuvant primary uveal melanoma, or UM patients, and in skin melanoma patients having tumors with GNAQ or GNA11, or GNAQ/11, mutations.

We are evaluating darovasertib in a Phase 1/2 clinical trial in combination with crizotinib, an investigational cMET inhibitor, pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer in MUM and in skin melanoma patients having tumors with GNAQ/11 mutations.  We have expanded our relationship with Pfizer. Subject to FDA guidance, we will evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in MUM in a Phase 2 potentially registration-enabling clinical trial pursuant to a second Clinical Trial Collaboration and Supply Agreement, or the Second Pfizer Agreement. We also plan to evaluate, subject to preclinical validation, darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in other cMET-driven tumors such as non-small cell lung cancer, or NSCLC, and/or in hepatocellular carcinoma, or HCC, in a Phase 1 clinical trial pursuant to a third Clinical Trial Collaboration and Supply Agreement, or the Third Pfizer Agreement, or collectively with the Pfizer Agreement and the

Second Pfizer Agreement, the Pfizer Agreements. We are planning to initiate evaluation of darovasertib in adjuvant UM patients through an investigator sponsor clinical trial, or IST.

We are preclinically evaluating potential expansion opportunities in oncology for darovasertib, including in combination with a cMET inhibitor in certain cMET-driven solid tumors, and in combination with a KRAS inhibitor in certain KRAS-driven solid tumors. In addition, we are exploring potential expansion opportunities in GNAQ/11 rare diseases, such as Sturge Weber Syndrome, or SWS, and Port Wine Stain, or PWS.

We have assembled a team of cancer biologists, drug discovery chemists, translational biologists and drug development professionals with broad experience at leading oncology organizations. Our team is led by our Chief Executive Officer, Yujiro S Hata.  We are also guided by a renowned scientific advisory board made up of key scientific and clinical thought leaders.

Strategy

Our objective is to develop and commercialize innovative precision medicine drugs that indirectly or directly target the genetic drivers of cancer in order to provide therapies for defined patient populations. The principal components of our strategy are to:

Continue to efficiently develop our clinical-stage product candidates, IDE397, an orally available small molecule inhibitor of MAT2A, and darovasertib, an orally available small molecule inhibitor of PKC. We are currently conducting a Phase 1 clinical trial evaluating IDE397 in patients with tumors having MTAP-deletion.  We are also conducting a Phase 1/2 trial evaluating darovasertib as a combination therapy with crizotinib in patients with MUM and in skin melanoma with tumors harboring GNAQ or GNA11 mutations. We are planning to initiate evaluation of darovasertib in adjuvant primary UM through an IST, and are preclinically evaluating multiple potential expansion opportunities, including in cMET-driven solid tumors, and KRAS-driven solid tumors.

Advance our preclinical pipeline of small molecule product candidates in synthetic lethality into clinical development. Our synthetic lethality pipeline includes multiple preclinical research programs, including our maturing PARG and Pol Theta programs.  We are also continuing to invest in our earlier, broader portfolio of synthetic lethality programs, including programs targeting WRN, MTAP-SL and certain DNA Damage Targets.

Broaden our pipeline of targeted therapies and apply our core capabilities to establish a leading franchise in the field of synthetic lethality. We are continuing our target identification and validation activities for advancing new synthetic lethality targets and associated biomarkers. We continue to invest in core functional capabilities, including in drug discovery, bioinformatics and translational biology.

Collaborate with leaders in the field of diagnostics to enable the identification of defined patient populations for our product candidates. Our precision medicine approach leverages the availability or development of companion diagnostics to identify patients for which our product candidates will be most effective.

Collaborate under our existing strategic partnerships and identify additional strategic collaborations to accelerate development timelines and maximize the commercial potential of our targeted product candidates.  We have entered into a strategic partnership and collaboration with GSK for our synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase pursuant to the GSK Collaboration Agreement.  We have also entered into the Pfizer Agreements for evaluation of darovasertib combinations with crizotinib in MUM, other GNAQ/11 solid tumors and in cMET-driven solid tumors.  We will selectively evaluate strategic collaborations for our targeted product candidates with biopharmaceutical partners whose research, development, commercial, marketing, and geographic capabilities complement our own.

Pipeline

We are applying our capabilities and approach to develop a portfolio of targeted therapeutics for defined patient populations, with a focus in synthetic lethality.

(1)	Pursuant to GSK Collaboration, Option and License Agreement
(2)	Pursuant to CRUK/Manchester Agreement
(3)	Pursuant to Pfizer Agreements

Our precision medicine pipeline includes clinical-stage assets IDE397, a MAT2A inhibitor being evaluated in a Phase 1 clinical trial in patients with solid tumors having MTAP deletion, and darovasertib, a PKC inhibitor being evaluated in a Phase 1/2 clinical trial in patients harboring certain GNAQ/11 mutations.   Our pipeline also includes preclinical research programs directed to synthetic lethality targets PARG, Pol Theta, Werner Helicase, and certain DNA Damage Targets, the profiles of which are summarized below. All data and the status of each program are as of March 1, 2022, unless otherwise noted.

IDE397 (MTAP Gene Deletion)

•

We are developing our synthetic lethality product candidate, IDE397, a clinical stage MAT2A inhibitor for patients with solid tumors having MTAP deletions, which represents approximately 15% of all solid tumors.

•

We have initiated a Phase 1 clinical trial designated as IDE397-001 to evaluate IDE397 in patients with solid tumors having MTAP deletion. We are currently enrolling into Cohort 6 of the dose escalation portion of the clinical trial and have not yet observed a DLT in prior Cohorts 1 through Cohort 5.  We are targeting monotherapy cohort expansion and initiation of combination cohorts in the second or third quarter of 2022, or mid-year 2022. The timing of the expansion and/or combination cohorts may be influenced by when we define the maximum tolerated dose, or MTD.

•

We are targeting delivery of an IDE397 option data package to GSK mid-year 2022, subject to initiation of an expansion cohort or establishing the MTD.  Delivery of the option data package would trigger an evaluation period for GSK to make an opt‐in decision.  Subject to GSK’s election to opt‐in and, if required, HSR clearance, we are entitled to receive a $50 million opt‐in payment from GSK.

•

We observed preliminary clinical pharmacodynamic, or PD, response in early cohorts of the dose-escalation portion of the IDE397 monotherapy Phase 1 clinical trial including SAM, tumor SAM and SDMA.  We have a program objective to obtain additional clinical PD data during dose escalation.

•	We are leading research and development of IDE397 through early clinical development, in collaboration with GSK pursuant to the GSK Collaboration Agreement.

PARG Program (Defined Biomarker)

•	We are advancing our preclinical-stage synthetic lethality PARG program for patients having tumors with a defined biomarker based on genetic mutations and/or molecular signatures.

•	We are targeting submission of an IND for our development candidate, IDE161, in the fourth quarter of 2022, subject to satisfactory completion of ongoing preclinical and IND-enabling studies.
•

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDE161, with Cancer Research UK and University of Manchester.

Pol Theta Program (HRD, including BRCA)

•	We are pursuing our preclinical synthetic lethality Pol Theta program, in collaboration with GSK, for solid tumors with HRD, including BRCA mutations.
•	Subject to further preclinical studies, we are, in collaboration with GSK, targeting initiation of IND-enabling studies for our Pol Theta small molecule inhibitor in the first half of 2022.
•

We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which we believe may occur as we, in collaboration with GSK, advance a Pol Theta helicase inhibitor from preclinical development into early Phase 1 clinical trials.

•	We plan to continue further research and development of our Pol Theta program in collaboration with GSK pursuant to the GSK Collaboration Agreement.

WRN Program (MSI-High)

•	We are progressing our synthetic lethality Werner Helicase program, in collaboration with GSK, for patients with MSI-high tumors.
•

We observed Werner Helicase inhibitor in vivo efficacy in a cell derived xenograft, or CDX, model with approximately 100% tumor growth inhibition, and are, in collaboration with GSK, targeting nomination of a Werner Helicase inhibitor development candidate in 2023.

•

We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Werner Helicase inhibitor from preclinical development into early Phase 1 clinical trials.

•	We plan to continue further research and development of our Werner Helicase program in collaboration with GSK pursuant to the GSK Collaboration Agreement.

DNA Damage Targets (Defined Biomarkers)

•

We have initiated early preclinical research programs targeting multiple distinct DDTs for patients with solid tumors characterized by a defined biomarker based on genetic mutations and/or molecular signatures.

•	We own or control all commercial rights in our DDT programs.

Synthetic Lethality Target and Biomarker Discovery Platform

•	We have established a comprehensive platform to computationally and empirically identify synthetic lethality target and biomarker pairs in defined patient populations.
•	We own or control all commercial rights in programs directed to targets identified in on our synthetic lethality and biomarker discovery platform.

Darovasertib (GNAQ or GNA11 Mutations)

•

We are evaluating darovasertib, a clinical stage PKC inhibitor, in our ongoing Phase 1/2 clinical basket trial in patients having tumors harboring GNAQ or GNA11 mutations, such as MUM and skin melanoma, and plan to initiate an IST to evaluate darovasertib in adjuvant primary UM.

•

In metastatic uveal melanoma, or MUM, we are enrolling patients into a Phase 2 arm of the clinical trial evaluating IDE196 in combination with crizotinib, a cMET inhibitor, pursuant to the Pfizer Agreement. We are targeting to obtain guidance from the FDA in mid-year 2022 on a clinical trial design for enabling a potential registrational trial. We are planning to present additional interim clinical data from the Phase 2 darovasertib/crizotinib arm of the clinical trial in mid-year 2022. The timing of the clinical data and FDA guidance may be influenced by data maturity, including for example, appropriate interim assessments of median duration of response, or DOR, and/or median progression free survival, or mPFS.

•	We are preclinically evaluating potential expansion opportunities in cMET-driven solid tumors and KRAS-driven solid tumors.
•

We have expanded our relationship with Pfizer with additional agreements which will support clinical evaluation, subject to FDA guidance, of darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in a planned MUM Phase 2 potential registration-enabling clinical trial pursuant to the Second Pfizer Agreement, and, subject to preclinical validation and FDA guidance, in other cMET-driven tumors such as HCC or NSCLC in a planned Phase 1 clinical trial pursuant to the Third Pfizer Agreement.

•	We currently own or control all commercial rights in our darovasertib program, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

Therapies Based on Synthetic Lethality

Synthetic Lethality Pipeline Overview

We are actively pursuing the discovery and development of small molecule inhibitors of selected targets based on synthetic lethality. Our pipeline in synthetic lethality comprises our clinical stage product candidate, IDE397, and multiple preclinical programs targeting PARG, Pol Theta, Werner Helicase and DNA Damage Targets, designated as DDT1 and DDT2.  Our synthetic lethality pipeline is complemented by a robust target and biomarker discovery platform. For each synthetic lethality target, we are simultaneously pursuing identification and validation of both therapeutic and tumor-associated biomarker(s) for patient selection.

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

The prevalence of MTAP deletions is estimated to be approximately 15% of all human tumors, translating to an estimated addressable population in major market countries, consisting of the US, EU5 (composed of Germany, Italy, Spain, France and the UK) and Japan, for patients having solid tumors with MTAP deletion to be approximately 75,000 annually.  In China, the estimated addressable population for esophageal cancer with MTAP deletion is about 30,000 annually, and for non-small cell lung cancer, or NSCLC, with MTAP deletion is about 20,000 annually.

We are leading development of IDE397 through early clinical development, in collaboration with GSK pursuant to the GSK Collaboration Agreement.  Our initial clinical development plans to evaluate IDE397 include the ongoing dose escalation portion of the Phase 1 clinical trial.  We are enrolling patients having solid tumors with MTAP deletion identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

We are currently enrolling patients into Cohort 6 of the dose escalation portion of the Phase 1 clinical trial.  As of March 1, 2022, we have enrolled an aggregate total of 16 patients in the Phase 1 IDE397 clinical.  These patients collectively have various solid tumor types with MTAP-deletion, including NSCLC, pancreatic cancer, thymic cancer, adenoid cystic carcinoma, gastroesophageal cancer, and bladder cancer. As of March 1, 2022, IDE397 has been generally well tolerated with mainly Grade 1/2 drug-related adverse events, and one patient who experienced drug-related Grade 3 asthenia that resolved after reducing the dose of IDE397. There were no reported drug-related serious adverse events, or SAEs, no observed DLTs, and IDE397 had not yet reached its MTD.

Subject to satisfactory completion of the dose escalation portion of the Phase 1 clinical trial, we plan to enroll patients having solid tumors with MTAP deletion into one or more monotherapy expansion arms focused on one or more selected solid tumor indications. We also plan to evaluate IDE397 in combination with one or more combination agents in patients having tumors with MTAP-deletion. Potential solid tumors we are considering for future evaluation in one or more expansion arm(s) and/or combination arm(s) of the clinical trial evaluating IDE397 include NSCLC, head and neck cancer, bladder cancer, gastric cancer, pancreatic cancer and esophagogastric cancer, among others.

We have submitted a protocol amendment to the FDA to support cohort expansion as monotherapy in NSCLC, esophagogastric cancer, and other indications, including potentially in one or more basket cohorts. This amendment will also support evaluation of IDE397 combination therapies with taxanes and other potential combination agents, for example, in NSCLC, esophagogastric and/or pancreatic cancer.

We are obtaining patient biopsies from the dose escalation and expansion portions of the clinical trial for translational research, including evaluation of certain pharmacodynamic biomarkers, such as peripheral or plasma SAM, tumor SAM, and SDMA.

We observed dose-proportional pharmacokinetic exposures across dose ranges of Cohort 1 through Cohort 5 of the Phase 1 dose escalation.  The observed exposures at doses of Cohort 4 and Cohort 5 exceeded active exposure targets established from preclinical models.

We observed preliminary clinical activity with monotherapy in early dose escalation cohorts, including pharmacodynamic response in plasma SAM, modulation of tumor SDMA, and tumor size reductions in multiple patients with MTAP deleted advanced or metastatic solid tumors.

We observed a dose- and/or exposure-dependent pharmacodynamic modulation, reflected as a reduction in plasma SAM, a proximal pharmacodynamic marker, in evaluable plasma samples across dose ranges of Cohort 1 through Cohort 5 of the IDE397 Phase 1 dose escalation clinical trial, satisfying the clinical protocol threshold of approximately 60% or greater. The clinical protocol threshold was established based on IDE397 preclinical in vivo efficacy data in MTAP-deletion xenograft models.

We have obtained tumor biopsy cohorts in the IDE397 Phase 1 clinical trial to evaluate tumor pharmacodynamic biomarkers, including SDMA. We observed robust, dose- and/or exposure-dependent pharmacodynamic modulation of symmetric dimethyl arginine, or SDMA, in evaluable tumor biopsies from Cohort 4 and Cohort 5.  In an interim analysis, IDE397 showed exposure-dependent reduction of SDMA in target tumor types – including in biopsies from patients having pancreatic cancer (Cohorts 3 and 4) and NSCLC (Cohort 5). Treatment with IDE397 in a Cohort 5 patient resulted in a 95% reduction of tumor SDMA in NSCLC as measured by immunohistochemistry (IHC) score.

We also observed tumor shrinkage in multiple patients in early dose escalation Cohorts 2 and 3 (n=3, n=2, respectively), including in a Cohort 2 NSCLC patient (~15% reduction in target lesions) and in a Cohort 3 adenoid cystic carcinoma patient with a lung metastasis (~11% reduction in target lesions), pursuant to RECIST v1.1 criteria.

We are leading research and development of IDE397 through early clinical development, in collaboration with GSK pursuant to the GSK Collaboration Agreement.  Following initiation of an expansion cohort or establishing a MTD, we plan to submit an option data package to GSK, which would trigger an evaluation period for GSK to make a decision on whether to exercise its option to develop IDE397. The GSK option is exercisable within a certain period after we deliver a data package comprising preclinical data and clinical data from the IDE397 monotherapy dose escalation study of the Phase 1 clinical trial, including safety and tolerability data, pharmacokinetic data and pharmacodynamic modulation of SAM and tumor SDMA.  Subject to GSK’s election to opt‐in and, if required, HSR clearance, we are entitled to receive a $50 million opt‐in payment from GSK.

If GSK exercises its option and makes the related $50 million payment to us, GSK would lead later-stage global clinical development. We will be responsible for 20% of future development costs and GSK will be responsible for 80%. Assuming GSK decides to exercise the option, we will be eligible to receive future development and regulatory milestones of up to $465 million.  If GSK decides to exercise its option and upon commercialization, we will also be entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales ranging from high single digit to sub-teen double digit percentages, as well as certain commercial milestones of up to $475 million.

Our evaluation of IDE397 as a clinical candidate is supported by preclinical data.  We have evaluated the efficacy of IDE397 as monotherapy in over forty solid tumor patient derived xenograft, or PDX, models with homozygous MTAP deletions. Results of this IDE397 MTAP-deletion PDX panel study were reported at AACR 2021 and showed in vivo efficacy in multiple MTAP-null xenograft models demonstrating tumor growth inhibition, or TGI, when MAT2A was pharmacologically inhibited with IDE397 as monotherapy. In this study, we observed greater than 60% tumor growth inhibition, or TGI, in approximately 75% of the models and greater than 75% TGI in approximately 50% of models, in each case across major solid tumor types. We also observed tumor regressions, with greater than 100% TGI, in multiple PDX models and across multiple solid tumor types, including in NSCLC as well as in bladder and gastric cancer PDX models.

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

We observed preclinical in vivo efficacy of IDE397 plus standard-of-care combination agents, including with paclitaxel in head and neck cancer.  Additional preclinical combination tolerability and efficacy studies are ongoing, in collaboration with GSK, to evaluate IDE397 in combination with potential oncology agents.

Additionally, we have observed preclinical dose-dependent modulation of selected pharmacodynamic biomarkers, including SDMA, ADMA and SAM, in these in vivo models, including in NSCLC and HCT-116 MTAP deletion CDX models.  We also observed a correlation of in vivo efficacy with dose-dependent PD modulation in MTAP-deletion CDX model in NSCLC.  We have ongoing mechanistic studies, including evaluating various pathway constituents such as SAM, MTA, SDMA, ADMA and other downstream metabolic and gene expression changes in in vitro and in vivo models.

Through our participation in the DepMap (Cancer Dependency Map) consortium led by the Broad Institute, and in collaboration with GSK, we have conducted a PRISM screen of a panel of over 800 cell lines for pharmacological sensitivity to IDE397.  This PRISM screen has identified differential selectivity across tumor lineages, potentially enabling additional biomarker discovery and clinical opportunity expansion for IDE397.

Preclinical tolerability and efficacy studies are ongoing with IDE397 and various potential combination agents. Based on preliminary results, we have observed in vivo efficacy with enhanced tumor growth inhibition for IDE397 in combination with a taxane in a pancreatic cancer PDX model. We have also observed preclinical in vivo efficacy of IDE397 plus standard-of-care combination agents, including with paclitaxel in head and neck cancer PDX model. We have also observed in vivo efficacy with enhanced tumor growth inhibition in CDX / PDX models for IDE397 in combination with other DNA Damage Response, or DDR, target inhibitors, and for IDE397 in combination with certain precision medicine target inhibitors in tumors having certain identified genetic alterations as co-alterations with MTAP.

PARG Inhibitors in Tumors with Defined Biomarker

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

We are evaluating the efficacy of our PARG inhibitors as monotherapy across a number of solid tumor CDX and PDX models with specific genetic alterations.  One of our PARG inhibitor compounds, designated as IDB-PARG, has been observed to show dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple PDX models and in multiple CDX models.  We observed tumor regressions (greater than 100% TGI) in multiple breast cancer PDX models with defined genetic and subtyping profiles.  We also observed tumor regressions and enhanced TGI relative to niraparib in multiple CDX models, including in vivo efficacy in a niraparib-resistant resistant CDX model.

We are preclinically evaluating and conducting IND-enabling studies for IDE161, our PARG inhibitor development candidate.  Such studies include evaluation of IDE161 as monotherapy in in vivo efficacy studies ongoing in multiple genetic settings, as well as in cell panel studies to validate and potentially identify new biomarker hypotheses.  We are supplementing our data set for indications and patient settings which are sensitive to pharmacological inhibition of our PARG inhibitors.

In January 2022, we exercised our option under the Evaluation, Option and License Agreement between IDEAYA and Cancer Research Technologies, also known as Cancer Research United Kingdom, or Cancer Research UK, and the University of Manchester, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

We have an ongoing strategic collaboration with the Broad Institute focused on synthetic lethality target and biomarker discovery. Through this collaboration with the Broad Institute, we are evaluating paralog CRISPR knockdown in selected cell lines in conjunction with pharmacological inhibition of PARG to inform patient selection and combination strategies in ovarian and breast cancer.

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license with Cancer Research UK / University of Manchester.

Pol Theta Inhibitors in Tumors with Homologous Recombination Deficiency

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

We have observed combination activity with multiple PARP inhibitors, including niraparib. We have observed synergistic in vivo efficacy of a Pol Theta inhibitor with niraparib: the combination of our Pol Theta inhibitor with niraparib enhanced the activity of niraparib in the DLD1 BRCA2-/- xenograft model.  Tumor regressions were observed for all animals in the study which were administered the combination, which was well tolerated.

We plan to continue further development of our POLQ program, including both protein degraders and small molecule inhibitors in collaboration with GSK pursuant to the GSK Collaboration Agreement.

WRN Inhibitors in Tumors with High Microsatellite Instability

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

We have observed dose-dependent cellular viability effect and a dose-dependent cellular pharmacodynamic response in multiple endogenous MSI high cell lines.  We have also observed in vivo efficacy and PD response in a relevant MSI high model, including approximately 100% TGI observed in a MSI high CDX model.

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

We have established a comprehensive platform to computationally and empirically identify high value synthetic lethal pairs in defined patient populations.  This platform integrates synthetic lethality relationship data across parallel data sets, each including orthogonal content based on particular screening efforts.  These screens include evaluation of curated, genetically defined and preselected model cell sets indicative of targeted patient populations.  Our platform includes a proprietary library and data set resulting from our DECIPHER™ Dual CRISPR Synthetic Lethality library constructed in collaboration with University of California, San Diego.  The platform will also include data from our recently announced proprietary PAGEO™, or Paralogous Gene Evaluation in Ovarian cancer, library being developed in collaboration with the Broad Institute utilizing the Sellers laboratory CRISPR paralog screening platform to evaluate functionally redundant paralogous genes across ovarian cancer subtypes.  Additionally, we are members of the DepMap (Cancer Dependency Map) consortium led by the Broad Institute, through which we have access to a comprehensive data set of genome-wide cell-based screens, including isogenic screens, conducted by the Broad Institute and other contributing institutes, including pre-publication access to new data releases. As a further component of our synthetic lethality platform, we are conducting computational data mining and analysis of relevant public databases, such as The Cancer Genome Atlas, or TCGA, cBioPortal, and Cancer Cell Line Encyclopedia, or CCLE, among others.  Such computational approaches include our proprietary algorithms which enable us to determine synthetic lethality targets and biomarkers enabling patient stratification.

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

PAGEO™ Paralogous Gene Evaluation in Ovarian Cancer and Dep Map Consortium – Broad Institute

We have an ongoing strategic collaboration with the Broad Institute focused on synthetic lethality target and biomarker discovery.   This collaboration will use the large-scale CRISPR paralog screening platform developed at the laboratory of William R. Sellers, M.D., Core Institute Member, Broad Institute, to evaluate functionally redundant paralogous genes across ovarian cancer subtypes and to generate novel target and biomarker hypotheses.  Dr. Sellers, who also serves on our Scientific Advisory Board, is the principal investigator for the strategic collaboration.  We have also become a member of the Broad DepMap (Cancer Dependency Map) consortium led by the Broad Institute to further enhance our efforts in bioinformatics and cell-based screening for synthetic lethality target and biomarker discovery and validation.

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

In December 2021, we acquired our INQUIRE™ Chemical Library to enhance our synthetic lethality drug discovery platform INQUIRE is a proprietary, expert-curated small-molecule library of over 200,000 chemical compounds, which we believe will enhance our hit discovery capabilities across a broad range of novel synthetic lethality targets and historically difficult-to-drug target classes, such as helicases and endonucleases.

Synthetic Lethality Combination Therapies Targeting Oncogenic Pathways

Darovasertib Overview – PKC Inhibitor for Patients having Tumors with GNAQ or GNA11 Mutations

Darovasertib is a potent and selective small molecule inhibitor of PKC for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We initiated a Phase 1/2 clinical trial IDE196-001 in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in MUM and other solid tumor indications such as skin (cutaneous) melanoma.

Our clinical trial strategy in MUM is to pursue darovasertib as a combination therapy with crizotinib, a cMET inhibitor, pursuant to the Pfizer Agreement.  We have formed a joint development committee with Pfizer responsible for coordinating all regulatory and other activities under the Pfizer Agreement. If the clinical data from the combination study is positive, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.  We are also evaluating darovasertib in combination with crizotinib in non-MUM cancers having GNAQ/11 mutations, with a current focus in skin melanoma.  We also plan to initiate evaluation of darovasertib in adjuvant primary UM through an IST.

Based on preliminary darovasertib monotherapy clinical data and its mechanism of action, we anticipate darovasertib clinical activity independent of Human Leukocyte Antigen, or HLA, status in GNAQ/11-mutation cancers.

We are preclinically evaluating potential expansion opportunities in oncology for darovasertib – including in cMET-driven solid tumors such as HCC or NSCLC, and KRAS-driven solid tumors.  In addition, we are exploring potential expansion opportunities in GNAQ/11 rare diseases, such as Sturge Weber Syndrome, or SWS, and Port Wine Stain, or PWS.

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

Activating mutations in GNAQ or GNA11 are found in approximately 90% of uveal melanoma patients, resulting in a dependency on PKC activity which we believe may sensitize these tumors to the effects of darovasertib. Uveal melanoma is a cancer of the eye and the most common primary intraocular malignancy in adults.  Treatment of the primary lesion involves radiation therapy, laser therapy and/or removal of the affected eye, and is effective in preventing local recurrence in over 80% of cases. However, approximately 50% of uveal melanoma patients treated in this manner will eventually develop metastatic disease, most commonly in the liver. We have estimated the addressable population in major market countries, consisting of the US, the twenty-eight countries in Europe, or EU28, and Japan, for patients having solid tumors with GNAQ or GNA11 mutations to include an annual incidence of about 4,200 in metastatic uveal melanoma.  For skin melanoma in the US, EU28 and Japan, we believe about 1,300 patients annually have tumors with GNAQ or GNA11 “hotspot” mutations that are potentially pathogenic, based on the loci of such mutations relative to the loci of mutations in uveal melanoma. We believe the opportunity for treatment of adjuvant primary UM in the US, EU28 and Japan will add an additional 1,600 annual addressable patients. Thus, the total addressable population for MUM, skin melanoma and adjuvant UM in such major market countries is estimated to be about 7,100 patients.

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

Darovasertib / Crizotinib Synthetic Lethality Combination Therapy

In December 2020, we initiated a combination arm of our Phase 1/2 clinical trial under the Pfizer Agreement to evaluate darovasertib in combination with crizotinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.  An initial dose escalation portion of this arm of the clinical trial evaluated the safety and efficacy of darovasertib in combination with crizotinib at various dose combinations.  We initiated a Phase 2 expansion cohort in June 2021 to evaluate darovasertib / crizotinib combination therapy in MUM.

We are continuing patient enrollment into the Phase 2 clinical trial to evaluate the darovasertib / crizotinib combination in MUM and in patients having other solid tumors with activating GNAQ/11 mutations, with a focus on GNAQ/11 skin melanoma. As of March 1, 2022, we have enrolled an aggregate total of 53 MUM patients in the darovasertib / crizotinib combination arm of the Phase 1/2  clinical trial.

In MUM, we reported preliminary clinical data from the Phase 2 expansion cohort evaluating darovasertib and crizotinib synthetic lethal combination in December 2021, based on a data and analyses cutoff on November 25, 2021. The preliminary interim data included: (i) 100% Disease Control Rate, or DCR: 16 of 16 evaluable patients with at least one post-baseline scan showed tumor shrinkage as determined by target lesion size reduction; (ii) 31% Overall Response Rate, or ORR: 4 of 13 patients with at least two post-baseline scans had a confirmed partial response, or PR as determined by RECIST 1.1 based on investigator or central review; and no patients have come off-treatment prior to the second scan; and (iii) 46% of patients (6 of 13) with at least two post-baseline scans observed greater than 30% tumor reduction, including one patient with an unconfirmed PR as determined by RECIST 1.1.

The darovasertib and crizotinib combination therapy demonstrated a manageable side effect profile in MUM patients (n=22) as of the November 25, 2021 data cutoff, with predominantly Grade 1/2 drug-related adverse events. As of November 25, 2021, one patient experienced a drug-related serious adverse event of diarrhea. Eighteen patients experienced a drug-related adverse events, of which six patients experienced Grade 3 drug-related adverse events, and no patients observed Grade 4 or Grade 5 drug-related adverse events.

These preliminary clinical data provide clinical proof-of-concept for the darovasertib and crizotinib synthetic lethal combination treatment in MUM.  These data also inform potential expansion opportunities in other cMET-driven tumors.

These data are also consistent with the company’s translational research discovery that Phase 1 clinical response to darovasertib monotherapy associated with low cMET activity, as measured by gene signature score or cMET expression.  We identified cMET as a potential biomarker and a cMET inhibitor as potential combination agent though our translational research studies, or darovasertib cMET Translational Studies.  In these studies, we observed preclinical synergies between darovasertib and crizotinib in relevant cellular models under conditions simulating a tumor microenvironment in the liver, the site of approximately 90% of uveal melanoma metastases.  Additionally, we conducted a retrospective analysis of human clinical samples from the Novartis IDE196 Phase 1 clinical trial, which also independently supported cMET expression / activation as potential biomarker / combination agent.

We presented data summarizing the results of certain darovasertib cMET translational studies at AACR in April 2021.

Darovasertib Monotherapy

The monotherapy arm of the Phase 1/2 clinical trial was initiated in June 2019 to evaluate IDE196 in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design.  We have completed enrollment in the monotherapy arm of the Phase 1/2 clinical trial in MUM.

We reported clinical data in April 2021 for darovasertib monotherapy in MUM patients enrolled across the IDEAYA and Novartis Phase 1/2 clinical trials.  At the time of data and analyses cutoff on April 13, 2021, an aggregate of 88 patients were evaluable for safety and an aggregate of 81 patients were evaluable for efficacy pursuant to RECIST 1.1.

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

Preliminary clinical data from darovasertib monotherapy arm indicates that darovasertib activity is independent of HLA status.

In the skin melanoma monotherapy cohort, 80% (n=4) of evaluable patients (n=5) had tumor reduction per RECIST 1.1. evaluation, including one confirmed PR.

The overall safety profile of darovasertib monotherapy, as of the April 13, 2021 data and analyses cutoff, was consistent with prior experience and included primarily common low grade but manageable gastrointestinal and skin toxicities. Drug-related adverse events observed with darovasertib as monotherapy include: serious adverse events of hypotension, nausea, vomiting, rash and liver toxicity; and adverse events that occurred in greater than 10% of patients of nausea, vomiting, diarrhea, fatigue, rash, edema, and abdominal distention.

Darovasertib was initially developed as a monotherapy by Novartis, and we obtained an exclusive, worldwide license to darovasertib from Novartis in September 2018.  Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to darovasetib, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.  Novartis has completed enrollment in a Phase 1 clinical trial it is conducting to evaluate darovasertib in metastatic uveal melanoma.  Phase 1 monotherapy data from Novartis was presented at the American Association for Cancer Research, or AACR, in April 2019.

Regulatory / Potentially Registration-Enabling Clinical Trial

We plan to evaluate additional clinical tolerability and efficacy data from the ongoing darovasertib and crizotinib combination therapy Phase 2 portion of the clinical trial in MUM patients, as well as potential strategic partnering of the darovasertib program, prior to initiation of a potentially registrational clinical trial in MUM.  We are planning to obtain guidance from the FDA on a clinical trial design for enabling a potential registrational trial.

Subject to feedback and guidance from the FDA, we are considering scenarios for potential registrational clinical studies.  In one scenario, a single-arm Phase 2 clinical trial could comprise further enrollment of patients into the current single-arm Phase 2 clinical trial evaluating darovasertib and crizotinib as combination therapy in MUM.  In an alternative scenario, a randomized Phase 2 clinical trial could comprise a darovasertib and crizotinib combination arm as well as comparative arm in MUM.  The comparative agent could be, for example, darovasertib monotherapy.  In either approach, we believe there may be an opportunity to seek accelerated approval based on the Phase 2 ORR as a primary endpoint, with a post-approval randomized Phase 3 as a confirmatory study based on a progression free survival, or PFS, and/or overall survival, or OS, as endpoints.

Other Potential Indications

We are preclinically evaluating potential expansion opportunities in oncology for darovasertib – including in cMET-driven solid tumors such as HCC and NSCLC and KRAS-driven solid tumors.  In addition, we are exploring potential expansion opportunities in GNAQ/11 rare diseases, such as Sturge Weber Syndrome, or SWS, and Port Wine Stain, or PWS.

Impact of COVID-19 Pandemic on IDE397-001 Phase 1 Clinical Trial and IDE196-001 Phase 1/2 Clinical Trial

We continue to monitor the COVID-19 pandemic and its potential impact on the ongoing IDE397 and darovasertib, clinical programs and timing of clinical data results. Generally, initiation of clinical trial sites, patient enrollment and ongoing monitoring of enrolled patients, including obtaining patient computed tomography, or CT, scans, may be impacted for our clinical trials evaluating IDE397 and darovasertib; the specific impacts are currently uncertain.

For these clinical programs, patients enrolled in the ongoing clinical trials and sites affected by COVID-19 restrictions are adapting to logistical constraints on activities, such as travel and site visits. For example, patients are continuing on therapy, which are oral drugs and are being shipped to and self-administered by patients at home. Patients are being monitored through a combination of telemedicine visits and local visits. COVID‐19 infection rates have fluctuated over the course of the pandemic in the countries and states in which our clinical trial sites are located.

Additionally, enrollment into these clinical trials, including the Phase 1 dose escalation arm for IDE397 as monotherapy or the Phase 2 expansion arm for darovasertib and crizotinib combination therapy in MUM and other solid tumors having GNAQ or GNA11 hotspot mutations, may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, as a result of increases in COVID-19 infection rates in the states in which our clinical trial sites are located, and by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into these clinical trials is currently uncertain.

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

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is clinically evaluating a small molecule MAT2A inhibitor designated as AG270 in patients having tumors with MTAP deletion. AG270 was originally developed by Agios Pharmaceuticals, or Agios, which sold its commercial, clinical and research-stage oncology portfolio, including AG270, to Servier in April 2021. Agios presented initial data from its Phase 1 clinical trial evaluating AG270 in patients having tumors with MTAP deletion at the AACR/NCI/EORTC conference in October 2019.  We believe that Servier has no current ongoing clinical trials to evaluate AG270 as monotherapy; their current clinical development efforts include evaluation of AG270 in combination with taxanes in selected tumor indications.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Pfizer (Talzenna), GSK (Zejula) and Roche. Additionally, several other early-stage companies, including Mirati Therapeutics, Zai Labs, Breakpoint Therapeutics, Ryvu Therapeutics, Foghorn Therapeutics, Silicon Therapeutics (acquired by Roivant Sciences), Anticancer Bioscience, Artios, Cyteir, FoRx Therapeutics, KSQ, MetaboMed, NeoMed, Vividion Repare, Ribon, and Tango are performing research in synthetic lethality.

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PCK iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC.  We are aware of other companies that are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing Tebentafusp, also known under its branded name as Kimmtrak. Kimmtrak was approved by the FDA in January 2022 for the treatment of HLA-A*02:01-positive unresectable or metastatic uveal melanoma patients.

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

As of February 1, 2022, we own or exclusively in-license patents and patent applications, comprising approximately 45 distinct patent families, protecting our technology across our pipeline. Excluding applications that we are not currently prosecuting, our portfolio consists of 10 issued U.S. patents, approximately 33 pending U.S. applications, 12 pending applications under the Patent Cooperation Treaty, or PCT, 32 issued foreign patents and approximately 88 pending foreign applications in approximately 43 foreign jurisdictions, including without limitation countries included in major markets in North America, Europe, and Asia, each having expiration dates ranging from 2035 to 2042. Of these, we own approximately 42 distinct patent families, including approximately 30 pending U.S. patent applications and 12 PCT applications, nominally expiring between 2038 and 2042. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.

As of February 1, 2022, the portion of our portfolio for IDE196, which we have in-licensed from Novartis, consists of four issued U.S. patents, approximately 23 issued foreign patents, approximately two pending U.S. applications and approximately 24 pending applications in approximately 20 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These in-licensed patents and applications are directed to composition of matter, pharmaceutical compositions and methods of treatment, including treatment of uveal melanoma. These in-licensed patents expire between 2035 and 2038, without taking into account any applicable patent term adjustments or extensions. In addition, the IDE196 portfolio also includes one pending U.S. patent application and two PCT applications solely owned by IDEAYA directed to methods of treatment, including dosing regimens, for patients having solid tumors, including tumors having mutations in GNAQ or GNA11. These solely owned patents expire between 2040 and 2041, without taking into account any applicable patent term adjustments or extensions. In addition, the IDE196 portfolio includes two U.S. provisional patent applications which are jointly owned with Pfizer directed to methods of treatment for certain combination treatments.

As of February 1, 2022, the portion of our portfolio for programs in our synthetic lethality pipeline consists of U.S. patent applications directed to composition of matter, pharmaceutical compositions and/or methods of treatment of cancer for each of our MAT2A (MTAP), PARG (HRD), POLQ (HR), WRN (high MSI), and DDR1 programs, which we own. This portion of our portfolio also includes pending U.S. and foreign applications directed to composition of matter, pharmaceutical compositions and methods of treatment of cancer for our PARG (HRD)program, which we have exclusively in-licensed from Cancer Research UK and University of Manchester.

Strategic Relationships

We have established a strategic partnership and collaboration with GSK for IDE397, our clinical stage synthetic lethality program targeting MAT2A, as well as for our preclinical synthetic lethality programs targeting Pol Theta and Werner Helicase. We have an in-license agreement for our PARG program with Cancer Research UK and University of Manchester. For darovasertib, our clinical stage PKC program, we have an in-license agreement with Novartis, and have established a clinical trial collaboration and supply agreements in support of our clinical evaluation of darovasertib in combination with binimetinib, and independently, in combination with crizotinib.  For our PARG, DDT1 and DDT2 programs, our small molecule compounds are being discovered and/or developed internally with our own resources, as supplemented by certain service providers such as CROs.

We have established collaborative relationships with other companies for access to their proprietary database of patient samples, and/or for their genetic screening services on their proprietary platform. We have also established a collaborative relationship with Ventana (Roche Diagnostics) for development of molecular diagnostics for various research programs.

We have established certain development manufacturing and service relationships with CMOs for IDE397 and darovasertib. We have an agreement with STA Pharmaceutical Hong Kong Limited for the synthesis of the API and formulation for IDE397, and with Bioduro for the manufacturing of IDE397 drug product. We have an agreement with STA Pharmaceutical Hong Kong Limited for the synthesis of the API and formulation for darovasertib, and for the manufacturing of IDE196 drug product. We have established arrangements with CMOs as well for packaging, labeling and distribution of IDE397 anddarovasertib. We also have established clinical services relationship with CROs to support our conduct of clinical trials for our IDE397 program and our darovasertib program.

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

In January 2022, we and GSK entered into an Amendment No. 2 to the GSK Collaboration Agreement which amended certain elements of the Option Data Package, including conforming to GSK’s waiver of rights relating to the MAT2A Combination Trial.

In January 2022, GSK waived its rights under the GSK Collaboration Agreement to initiate, or request that we initiate, prior to GSK’s exercise of the Option, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial. Accordingly, we have no further obligation under the GSK Collaboration Agreement to supply MAT2A product for the MAT2A Combination Trial at our own cost.

We will be responsible for the costs of research and early clinical development activities that we conduct for the MAT2A program prior to GSK’s exercise of the Option (including during any interim waiting period for HSR Clearance for such Option exercise, if applicable).

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

Subject to GSK’s exercise of the Option (and HSR Clearance thereof, if applicable), we will be eligible to receive future development and regulatory milestones of up to $465.0 million. If GSK decides to exercise its option and upon commercialization, we will also be entitled to receive commercial milestones of up to $475.0 million, with respect to each MAT2A product. Additionally, we are entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of MAT2A products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for the MAT2A program, in which case we would be eligible to receive tiered royalties on U.S. net sales of MAT2A products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the MAT2A program at the time of opt-out.

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

We will be eligible to receive future development and regulatory milestones of up to $485.0 million, with respect to each POLQ product, including as applicable, for multiple POLQ products that target certain alternative protein domains or are based on alternative modalities. Included within such development and regulatory milestones, we have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Pol Theta helicase inhibitor from preclinical development into early Phase 1 clinical trials.

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

We will be eligible to receive future development milestones of up to $485.0 million, with respect to each WRN product, including as applicable, for multiple WRN products that are based on alternative modalities.  Included within such development and regulatory milestones, we have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a WRN product from preclinical development into early Phase 1 clinical trials.

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

Exclusive License Agreement with Novartis for Darovasertib (PKC)

On September 19, 2018, we entered into a license agreement with Novartis to develop products based on Novartis’ small molecule PKC inhibitors, including Novartis’ LXS196 oncology product candidate, which we have renamed as IDE196, and which has a non-proprietary name of darovasertib.

Under the license agreement, Novartis granted to us a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose. The license grant is subject to Novartis’ retained rights to complete its ongoing Phase 1 clinical trial of IDE196. Novartis also agreed to transfer to us certain materials and know-how relating to the licensed products or arising from the ongoing Phase 1 clinical trial of darovasertib.

We are solely responsible for the manufacturing and commercialization of the licensed products, subject to Novartis’ rights under the ongoing clinical trial of darovasertib. We have certain obligations to supply darovasertib and licensed products for compassionate use, named patient and similar programs in connection with the ongoing clinical trial. We are obligated to use commercially reasonable efforts to develop one licensed product and to commercialize and obtain regulatory approval for at least one licensed product in the United States and in specified European countries.

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

Clinical Trial Collaboration and Supply Agreements with Pfizer for Darovasertib (PKC)

In March 2020, we entered into the Pfizer Agreement, pursuant to which the parties will work on combination studies, as portions of the Company’s Phase 1/2 clinical trial in MUM and other solid tumors harboring activating GNAQ or GNA11 hotspot mutations.  The combination study specifically pertains to the clinical evaluation of our darovasertib clinical candidate in combination with Pfizer’s MEK inhibitor, binimetinib.  In September 2020, we expanded the scope of our Pfizer Agreement to also evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as an additional, independent combination therapy.  Under the agreement, we are sponsor of the combination studies, and will provide darovasertib and pay for the costs of the combination studies.  Pfizer will provide binimetinib and crizotinib for the combination studies at no cost to us.  We and Pfizer will jointly own clinical data from the combination studies and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib.  We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

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

We have further expanded the scope of our relationship with Pfizer, entering into additional agreements to facilitate evaluation of darovasertib in combination with crizotinib in MUM and in other cMET-driven tumor indications.

On March 11, 2022 and effective March 9, 2022, we and Pfizer entered into a second Clinical Trial Collaboration and Supply Agreement, or the Second Pfizer Agreement, pursuant to which we may, subject to FDA feedback and guidance, evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in MUM in a planned Phase 2 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, we are the sponsor of the planned combination trial and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us.  We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of IDE196 and crizotnib.  We and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, on March 11, 2022 and effective March 9, 2022, we and Pfizer also entered into a third Clinical Trial Collaboration and Supply Agreement, or the Third Pfizer Agreement, pursuant to which we may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we are the sponsor of the planned combination trial and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us. We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotnib.  We and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the Third Pfizer Agreement.

Exclusive Option and License Agreement with Cancer Research UK

On April 28, 2017, we entered into an Evaluation, Option and License agreement, or CRUK/Manchester Agreement, with Cancer Research UK and University of Manchester, which was amended on April 24, 2019 and on March 3, 2020, for the development and commercialization of licensed products comprising pharmaceutical preparations of PARG inhibitors for all therapeutic uses

Under this agreement, Cancer Research UK and University of Manchester have granted to us, and we have in turn granted to Cancer Research UK and University of Manchester, non-exclusive, sublicensable, royalty-free licenses to carry out non-clinical research during the research term, currently ending in March 2021.  The non-clinical research is to be governed by a joint research committee comprised of representatives from each party. During the research term, no party is to undertake a drug discovery program in PARG inhibitors other than under this agreement.

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

In the March 2020 second amendment to the CRUK/Manchester Agreement, the parties reduced the license fee due at exercise of our option, extended the research period to March 2021, and also extended the option period, during which IDEAYA has rights to exercise an option to certain license rights.  The expanded collaborative research included evaluation of an IDEAYA proprietary small molecule PARG inhibitor in multiple in vitro and in vivo ovarian cancer xenograft models. This research is also evaluating replication stress signature as a potential patient selection biomarker.  The extended option period was for up to four additional years from March 2020, including an initial one year period to March 2021 and an additional eighteen month extension to September 2022, which has now been elected pursuant to our certification of ongoing program research activities.

In January 2022, we exercised our option under the CRUK/Manchester Agreement, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

Following our option exercise, we gained sole control and responsibility for the research, development, manufacture, and commercialization of the licensed PARG inhibitors. Cancer Research UK has also agreed to transfer its know how relating to the research, development or manufacturing of the licensed PARG inhibitors to us.

We are obligated to use reasonable efforts to research a PARG inhibitor during the research term, and to develop a PARG inhibitor for the treatment of a cancer indication if we exercise the option.

Each party is the sole owner of any intellectual property it develops solely under the agreement, and the parties will be joint owners of any jointly developed intellectual property. Each party grants the other a non-exclusive, fully-paid, royalty free, irrevocable, sublicensable, perpetual license to its rights in such jointly created intellectual property to make, use and sell inventions claimed in the joint patents, except for those joint patents exclusively licensed to us under the agreement following our exercise of the option.

We are obligated to use reasonable efforts to research a PARG inhibitor during the research term, and to develop a PARG inhibitor for the treatment of a cancer indication if we exercise the option.

Each party is the sole owner of any intellectual property it develops solely under the agreement, and the parties will be joint owners of any jointly developed intellectual property. Each party grants the other a non-exclusive, fully-paid, royalty free, irrevocable, sublicensable, perpetual license to its rights in such jointly created intellectual property to make, use and sell inventions claimed in the joint patents, except for those joint patents exclusively licensed to us under the agreement following the exercise our option.

Before our exercise of the option, Cancer Research UK was responsible for the prosecution and maintenance of Cancer Research UK background patents specifically relating to PARG, while we were responsible for the prosecution and maintenance of patents covering inventions developed under the agreement as project intellectual property. Cancer Research UK and University of Manchester had the first right to enforce the patents covering inventions developed under the agreement as project intellectual property and we had the right to participate in such actions.

Following our exercise of the option, we have assumed Cancer Research UK’s prosecution and maintenance responsibilities for the Cancer Research UK background patents specifically relating to PARG and we obtained the first right to enforce such patents as well as the patents covering inventions developed under the agreement as project intellectual property, and Cancer Research UK will have the right to participate.

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

In addition to an upfront fee of £100,000 and a one-time option exercise fee of £250,000, each of which have been paid, we have certain potential milestone-dependent financial obligations, including: (a) subject to completion of certain clinical and regulatory milestones, payments of up to £19.5 million per broad disease classification block – for example, in oncologic diseases, up to £13.0 million aggregate for a first achievement of such clinical and regulatory milestones and up to £6.5 million aggregate for a second achievement of such clinical and regulatory milestones; (b) subject to certain sales milestones, payments of up to £9 million per broad disease classification block – for example, in oncologic diseases, up to

£6.0 million aggregate for a first achievement of such sales milestones and up to £3.0 million aggregate for a second achievement of such sales milestones; and (c) low single-digit tiered royalty payments based on aggregate worldwide net sales of all products, payable on a product-by-product and country-by-country basis until the later of the last-to-expire patent covering such product in such country and the ten year anniversary of the first commercial sale of such licensed product in such country. The royalty payments are subject to reductions for payment obligations in the event third-party licenses are required to develop or commercialize the product or if the product is not covered by certain patents.

Following our exercise of the option, if we sublicense certain intellectual property developed under the agreement or Cancer Research UK background patents specifically relating to PARG, we will also have an obligation to pay to Cancer Research UK low double digit percentage of sublicense revenue we receive, if any. If the agreement is terminated due to our material breach, then we are eligible to receive a percentage of sublicensing revenue that Cancer Research UK receives for licensing intellectual property.

If the agreement is terminated by Cancer Research UK and University of Manchester pursuant to any of their termination rights, then Cancer Research UK and University of Manchester will have exclusive, worldwide rights to project intellectual property. If we terminate the agreement for material breach, then the licenses we receive upon exercise of the option survive, and our payment obligations will be reduced. Following our exercise of the option, the licenses we receive upon exercise of the option survive expiration of the agreement.

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

U.S. Review and Approval Process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, standard review and priority review. According to the current PDUFA performance goals for new molecular entity NDAs, the FDA endeavors to review and act on applications within ten months of the 60-day filing date under standard review, and within six months of the 60-day filing date under priority review.

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

Pediatric Use

Even when not pursuing a pediatric indication, under the Pediatric Research Equity Act, or PREA, an NDA or supplement thereto must contain data that is adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With the enactment of the Food and Drug Administration Safety and Innovation Act in 2012, sponsors must also submit pediatric trial plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric trials the sponsor plans to conduct, including trial objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Separately, in the event the FDA issues a Written Request for pediatric data relating to a drug product, an NDA sponsor who submits such data may be entitled to pediatric exclusivity. Pediatric exclusivity is another type of non-patent marketing exclusivity which, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing exclusivity.

U.S. Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug product available in the United States for the disease or condition will be recovered from sales of the product in the United States. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a subsequent product showing of clinical superiority to the product with orphan exclusivity. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding, tax credits for certain clinical trial costs and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug for the same rare disease or condition before we do. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Exclusive marketing rights in the United States may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

U.S. Expedited Development and Review Programs

New drug products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

After an NDA is submitted for a product, including a product with a fast track designation and/or breakthrough therapy designation, the NDA may be eligible for priority review. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment or prevention of a serious disease or condition compared to marketed products. If the drug contains a new molecular entity, priority review designation means the FDA’s goal is to take an action on the marketing application within six months of the 60-day filing date, compared with ten months under standard review.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We expect to pursue breakthrough therapy designation for darovasertib and may explore some of these opportunities for our other product candidates as appropriate.

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

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2) of the FDCA, or 505(b)(2) NDA, submitted by another company for another drug that contains the same active moiety. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for a change to a previously approved drug, such as a new indication or condition of use, submitted in an NDA, or supplement to an existing NDA if one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use.

Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Other types of non-patent exclusivity include seven-year orphan drug exclusivity and six-month pediatric exclusivity (each discussed above).

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

If the use of a companion diagnostic is essential to the safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for in vitro companion diagnostic devices. According to the guidance, for novel product candidates such as ours, a companion diagnostic device and its corresponding drug or biologic candidate should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.

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

We believe our employees and our company benefit from and excel in a diverse, inclusive and safe work environment. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe the variety of experiences, backgrounds and perspectives of our employees bring to their work every day makes IDEAYA stronger and more successful. As of December 31, 2021, females make up 43% of our workforce, 17% of our executive team, and 25% of our board of directors.

As of December 31, 2021, we had a total of 81 employees. Of these employees, 64 were primarily engaged in research and development activities and 17 were primarily engaged in general and administrative activities. Of our total employees, 67 hold biology, chemistry or other relevant scientific degrees, including 41 Ph.D.’s. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were founded in June 2015 as a Delaware corporation. Our principal executive offices are located at 7000 Shoreline Court, Suite 350, South San Francisco, California 94080, and our telephone number is (650) 443-6209. Our website address is www.ideayabio.com.

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our SEC filings are available to the public on the SEC’s website at www.sec.gov. At our corporate website, www.ideayabio.com, we make available free of charge a variety of information for investors, including copies of these reports, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not part of this report and is not incorporated by reference herein. We have included our website address as an inactive textual reference only. We also use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

We use IDEAYA Biosicences, Inc.®, the IDEAYA logo, and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.

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

We have had significant operating losses since our inception. Our net losses for the twelve months ended December 31, 2021 and 2020 were $49.8 million and $34.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $176.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $368.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib and IDE397 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and MAT2A program (if GSK exercises its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products). These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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
•

our ability to avoid third-party patent interference, opposition, derivation, intellectual property challenges, intellectual property infringement claims or similar proceedings with respect to our intellectual property rights.

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

Our clinical trial collaboration and supply agreement with Pfizer for the supply of their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, supports our plans to evaluate the safety and efficacy of darovasertib in combination with binimetinib and in combination with crizotinib. If Pfizer delays or fails to supply binimetinib or crizotinib in support of the combination arms of the darovasertib clinical trial, the development program as pertaining to combination of darovasertib with either a MEK inhibitor or a cMET inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate darovasertib in combination with one or more anti-cancer agent(s) in addition to binimetinib and crizotinib, such as a different inhibitor of MEK or cMET or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. This may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including darovasertib or IDE397, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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

Although we may apply for orphan drug designation for our product candidates, we may not receive the designation or we may be unable to obtain the benefits associated with such designation, including the potential for marketing exclusivity

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding, tax credits for certain clinical trial costs and user-fee waivers. If a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for seven years, except in limited circumstances.

Although we may apply for orphan drug designation for our product candidates, we may not receive the designation we apply for.  Even if we received orphan drug designation for one or more of our product candidates, there is no guarantee that we will obtain approval or orphan drug exclusivity for the product. Even if we obtain approval and orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional orphan drug designations for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

Although we believe that darovasertib is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For darovasertib, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are actively developing therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PKC iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC. We are aware of other companies that are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 (tebentafusp), also known under its branded name of Kimmtrak, Kimmtrak was approved by the FDA in January 2022 for the treatment of HLA-A*02:01-positive unresectable or metastatic uveal melanoma.  Immunocore has disclosed in regulatory filings that of the approximately 5,000 to 6,000 estimated new cases of primary uveal melanoma per annum, there is an estimated addressable patient population of 1,000 patients per annum which have metastatic uveal melanoma that are HLA-A*02:01-positive and will be eligible for treatment with Kimmtrak. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), GSK (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Servier is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Additionally, several other early-stage companies, including Anticancer Bioscience, Artios, Breakpoint, Cyteir, Foghorn, FoRx, KSQ, MetaboMed, Mirati, NeoMed, Repare, Ribon, Ryvu, Silicon (a part of Roivant), Tango, Vividion and Zai Lab are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of December 31, 2021, we had 81 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business.  For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of February 2022, the coronavirus has spread to most regions of the world and, although infection rates have recently declined, the United States continues to experience outbreaks of COVID-19 and its variant strains, particularly in certain states. As states and localities increasingly lift COVID-19 protocols, we will continue to monitor the extent and impact of the pandemic and, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, at the outset of the COVID-19 pandemic in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular operations, inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

While the COVID-19 pandemic did not materially adversely affect our business operations in the year ended December 31, 2021, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as operational interruptions for our research vendors. Such risks and disruptions may negatively impact our supply chain, manufacturing arrangements, preclinical studies, clinical trials and our access to capital markets and ability to finance operations, which could have a materially adverse impact on our results of operations, financial condition and prospects.

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

•	disputes may arise with respect to the ownership or inventorship of any intellectual property developed pursuant to our collaborations; and
•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

We and our licensors have applied, and we intend to continue applying, for patents covering important aspects of our product candidates, proprietary technologies and their uses as we deem appropriate. However, the patent prosecution process is expensive, time-consuming and complex, and we may not be able to apply for patents on certain aspects of our current or future product candidates and proprietary technologies in a timely fashion, at a reasonable cost, in all jurisdictions, or at all. If we cannot adequately obtain, maintain and enforce our intellectual property rights and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have and our ability to compete, which could harm our business and ability to achieve profitability and/or cause us to incur significant expenses. Failure to obtain, maintain and/or enforce intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our patents, trademarks, data, technology and other intellectual property rights and products by others, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated by others.

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

We rely in part on our portfolio of issued and pending patent applications in the United States and other countries to protect our intellectual property and competitive position. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If we fail to timely file for patent protection in any jurisdiction, we may be precluded from doing so at a later date. And although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, should we become a licensee of a third party’s patents or patent applications, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained and/or enforced in a manner consistent with the best interests of our business. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products or services.  Accordingly, we cannot provide any assurances about which of our patent applications will issue, the breadth of any resulting patent, whether any of the issued patents will be found to be infringed, invalid or unenforceable or will be threatened or challenged by third parties, that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products and services. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing, manufacturing and commercializing a product or technologies in a non-infringing manner that would be competitive with one or more of our products or technologies, or otherwise provide us with any competitive advantage. Further, our patents or the patent rights that we license from others, may be challenged in the courts or patent offices in the United States and abroad. Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action or similar proceedings in court or before patent offices in the United States or foreign jurisdictions for a given period after allowance or grant, during which time third parties can raise objections against such patents. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. In addition, defending such challenges in such proceedings may be costly. Further, there can be no assurance that we will have adequate resources to enforce our patents.  Thus, any patents that we may own may not provide the anticipated level of, or any, protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to develop, manufacture or commercialize our products or technologies.

The degree of future protection for our patent rights is uncertain, and we cannot ensure that:

•	any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;
•	any of our pending patent applications will issue as patents;
•	any of the patents we own or license will be found to ultimately be valid and enforceable if subject to challenge;
•	we were the first to make the inventions covered by each of our patents and pending applications;
•	we were the first to file patent applications for these inventions;
•	we will be able to successfully manufacture and commercialize our products on a substantial scale, if approved, before relevant patents we may have expire;

•	any patents issued to us or our licensors will provide a basis for an exclusive market for any commercially viable products we may develop or will provide us with any competitive advantages;
•	we will develop or in-license additional proprietary technologies that are patentable;
•	the patents of others will not have an adverse effect on our business;
•	others will not develop, manufacture and/or commercialize similar or alternative products or technologies that do not infringe our patents;
•

our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

•	our commercial activities or products will not infringe upon the patents of others.

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

Some of our patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products, services and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us.

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

Further, we rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright, trade secret and other intellectual property laws to protect the proprietary aspects of our products, brands, technologies, trade secrets, know-how and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property rights and proprietary information. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining, maintaining and enforcing other intellectual property rights. We may not be able to obtain, maintain and/or enforce our intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage.

If we fail to obtain sufficient patent or other intellectual property protection for our product candidates or proprietary technologies or if we lose any patent or other intellectual property protection for our product candidates or proprietary technologies, our business, financial condition, results of operations and prospects could be adversely affected.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation for patents covering our product candidates, our business may be materially harmed, and in any case, the terms of our patents may not be sufficient to effectively protect our product candidates and business.

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

The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our competitive position, business, financial condition, results of operations, and prospects could be harmed, possibly materially.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process to maintain patent applications and issued patents. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or applications and any patent rights we may obtain in the future. While an unintentional lapse of a patent or patent application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or services, we may not be able to stop a competitor from marketing products or services that are the same as or similar to our products or services, which would have a material adverse effect on our business, financial condition and results of operations. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses granted to us by others, and the patent protection, prosecution and enforcement for some of our product candidates may be dependent on our licensors.

We currently are reliant upon licenses of certain intellectual property rights and proprietary technology from third parties that are important or necessary to the development of our proprietary technology, including technology related to our product candidates. For example, we rely on our exclusive license agreement with Novartis for the clinical development of darovasertib and our option and license agreement with Cancer Research UK for the clinical development of PARG inhibitors. These licenses, and other licenses we may enter into in the future, may not provide adequate rights to use such intellectual property rights and proprietary technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize technology and product candidates in the future. Licenses to additional third-party proprietary technology or intellectual property rights that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our proprietary technology or product candidates or to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may not be able to develop and commercialize technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses, which could harm our business, financial condition, results of operations and prospects significantly. Third-party patents may exist which might be enforced against our current or future product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

We are party to various agreements that we depend on to operate our business, including intellectual property rights relating to darovasertib, in particular, our agreement with Novartis. Our rights to use currently licensed intellectual property, or intellectual property to be licensed in the future, are or will be subject to the continuation of and our compliance with the terms of these agreements. These agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations which could lead to disputes, including but not limited to those regarding:

•	the scope of rights granted under the license agreement;
•	the extent to which our proprietary technology and product candidates infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights;
•	diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the ownership of inventions and know-how resulting from the creation or use of intellectual property by us or our counterparties, alone or jointly;
•	the scope and duration of our payment obligations;
•	the priority of invention of patented technology;

•	rights upon termination of such agreement; and
•	the scope and duration of exclusivity obligations of each party to the agreement.

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

Furthermore, if disputes over intellectual property rights that we have licensed or acquired from third parties prevent or impair our ability to maintain our current license agreements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. If we fail to comply with our obligations under current or future license agreements, these agreements may be terminated or the scope of our rights under them may be reduced and we might be unable to develop, manufacture or market any product that is licensed under these agreements. We are generally also subject to all of the same risks with respect to protection of intellectual property that we may license as we are for intellectual property that we own, which are described herein. If we or any of our current or future licensors fail to adequately protect this intellectual property, our ability to commercialize product candidates could suffer.

We may become subject to third-party claims alleging infringement, misappropriation or violation of such third party’s patents or other intellectual property rights and/or third party claims seeking to invalidate our patents, which could require us to spend significant time and money and, if successfully asserted against us, could delay or prevent us from developing, manufacturing and selling our products.

Our commercial success depends significantly on our ability to develop, manufacture or commercialize our products and product candidates without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, our research, development and commercialization activities may nonetheless be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Claims by third parties that we infringe their intellectual property rights may result in liability for damages or prevent or delay our developmental and commercialization efforts. We cannot assure you that our operations do not, or will not in the future, be found to infringe existing or future patents.

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates or impair our competitive position. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices, and companies in the industry have used these proceedings to gain a competitive advantage. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of an international patent application published as PCT WO 2017/096165 A1. If a patent issues from such patent application with claims similar to those published, our ability to commercialize a product candidate for our MAT2A program may be adversely affected if we do not obtain a license under such patent.

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

Additionally, patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. As a result, we may be unaware of third-party patents that may be infringed by commercialization of darovasertib, IDE397 or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or proprietary technology. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of our product candidates.

Further, we may be required to indemnify future collaboration partners against claims of infringement, misappropriation, or other violations of intellectual property rights. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If a patent infringement suit were brought against us, we could be forced, including by court order to stop or delay development, manufacturing and/or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, we may be unable to maintain such licenses and the rights may be nonexclusive, which could give our competitors access to the same intellectual property.

Although no third party has asserted a claim of patent infringement against us as of December 31, 2021, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397 (if GSK does not exercise its option to obtain an exclusive license to continue development of and commercialize MAT2A products), our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

Third parties, including our competitors may currently, or in the future, infringe, misappropriate or otherwise violate our issued patents or other intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we may be required to file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which can be expensive, time-consuming and unsuccessful. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and product candidates.

In addition, in a patent infringement proceeding, a court or administrative tribunal may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our collaborators, such as GSK or potential future collaborators, were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent agencies. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and could result in the revocation, cancellation, or amendment of our patents or those of our licensors. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. A court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on an affected product candidate. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could harm our business, financial condition, results of operations and prospects. Even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations.

We may be subject to claims that we or our employees, consultants, advisors or other third parties have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

We may be subject to claims that our employees or consultants have wrongfully used for our benefit or disclosed to us confidential information of third parties. As is common in the biotechnology and biopharmaceutical industries, in addition to our employees, we engage the services of consultants, advisors and other third parties to assist us in the development of our product candidates. Many of these individuals, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or biopharmaceutical companies including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or engagement. Although we try to ensure that individuals working for or collaborating with us do not use the intellectual property rights, proprietary information or know-how of others in their work for us, and do not perform work for us that is in conflict with their obligations to another employer or any other entity, we may become subject to claims that we, our employees, consultants, advisors or other third parties have, inadvertently or otherwise, misappropriated the intellectual property, including know-how, trade secrets or other information proprietary to  their former or current employers or clients. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants, advisors or other third parties, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, which could adversely affect our competitive position, business, financial condition, results of operations, and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property rights.

We may also be subject to claims that our former employees, contractors or collaborators, or other third parties have an ownership interest in our current or future patents, patent applications, or other intellectual property rights, including as an inventor or co-inventor. We may be subject to ownership or inventorship disputes in the future arising, for example, from conflicting obligations of employees, consultants or others who were or are involved in developing our products or product candidates. Although it is our policy to require our employees and our personnel who may be involved in the development of intellectual property to execute agreements assigning such inventions, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property may not be self-executing and despite such agreement, such inventions may become assigned to third parties. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. We may be subject to claims that former employees, consultants, advisors or other third parties have an ownership interest in our patents or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property rights, and other owners may be able to license their rights to other third parties, including our competitors. Such an outcome could have a material adverse effect on our business. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel.

In addition, we may face claims by third parties challenging ownership interest in or inventorship of intellectual property rights we regard as our own, based on claims that our agreements with employees, consultants, advisors or other third parties obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against these and other claims challenging inventorship or ownership and it may be necessary or we may desire to obtain a license to such third party’s intellectual property rights to settle any such claim; however, there can be no assurance that we would be able to obtain such license on commercially reasonable terms, if at all. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A court could prohibit us from using technologies, features or other intellectual property rights that are essential to our products or technologies, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of another person or entity, including another or former employers. An inability to incorporate technologies, features or other intellectual property rights that are important or essential to our products or product candidates could have a material adverse effect on our business, financial condition, results of operations, and competitive position, and may prevent us from developing, manufacturing and/or commercializing our products or technologies. In addition, we may lose valuable intellectual property rights or personnel. Such an outcome could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to develop, manufacture and/or commercialize our products or services, which could materially and adversely affect our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, we also rely on other intellectual property rights, including protection of copyright, trade secrets, know-how, technology and/or other proprietary information that is not patentable or that we elect not to patent. Trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants, advisors and appropriate third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes and we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property rights. Although we generally require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access. Our security measures may not prevent an employee, consultant, advisor or other third party from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective.  Therefore, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such employees, consultants, advisors or third parties, despite the existence generally of these confidentiality restrictions. These agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets, know-how or other proprietary information in the event the unwanted use is outside the scope of the provisions of the contracts or in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurances that such employees, consultants, advisors or third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by third parties, including our competitors.

Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. We may not be able to obtain adequate remedies in the event of such unauthorized use. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law in the United States, and the criteria for protection of trade secrets can vary among different jurisdictions. If the steps we have taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our products and provision of our services, we must, at times, share trade secrets with them. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position, business, financial condition, results of operations, and prospects would be harmed. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make precision medicines that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•	the patents of others may harm our business;
•

we may choose not to seek patent protection for some of our proprietary technology to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how;

•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

•	we may not develop additional proprietary technologies that are patentable;

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

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

Since its enactment, there have been judicial, executive and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.  These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While further proposed measures will require authorization through additional legislation to become effective, Congress and the Biden Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, we have outstanding a total of 38.5 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of December 31, 2021, approximately 5.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Emerging and evolving cybersecurity threats such as the attack on SolarWinds and the Log4j vulnerability reported in December 2021 pose unique challenges and involve sophisticated threat actors. In addition, the pervasive use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property, including both our own and that of third parties. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. As a result of the ongoing conflict between Russia and the Ukraine, in February 2022 the U.S. Cybersecurity and Infrastructure Security Agency issued a "Shields Up" alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies.

We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate losses for U.S. federal income tax purposes in the foreseeable future, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. We have experienced ownership changes in the past. As a result of such ownership changes, our ability to utilize certain NOLs and other tax attributes may be permanently limited as such attributes will expire unused. We are continuing to analyze the impact of such limitation on our financial statements.  If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We have experienced ownership changes in the past and in the current year, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could potentially result in increased future tax liability to us.

Enacted on June 29, 2020, California’s Assembly Bill No. 85 generally prohibits the total amount of refunds or credit offsets that would otherwise be allowed for a taxable year beginning on or after January 1, 2020, and before January 1, 2023, from exceeding $5,000,000. This bill would, subject to certain exceptions related to a taxpayer’s income, disallow a net operating loss deduction for any taxable year beginning on or after January 1, 2020, and before January 1, 2023, and would extend the carryover period for a net operating loss deduction disallowed by that provision, as specified. It is possible that these provisions could adversely affect our ability to utilize our net operating losses and business credits. California Senate Bill 113 (SB113) was signed into law by Governor Newsom on February 9, 2022, which lifts the suspension of net operating loss deductions and limitations on research and development credits for tax years beginning after December 31, 2021.

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

Stockholders

As of March 14, 2022, we had 12 record holders of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Sale of Unregistered Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
December 2021	7,313	$0.82	—	—
Total	7,313	$0.82	—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 6. Reserved

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

We are leading research and development of IDE397 through early clinical development, in collaboration with GSK pursuant to the GSK Collaboration Agreement.  Our initial clinical development plans to evaluate IDE397 include a dose escalation portion of the Phase 1 clinical trial.  We are enrolling patients having solid tumors with MTAP deletion identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

We are currently enrolling patients into Cohort 6 of the dose escalation cohort of the Phase 1 clinical trial.  As of March 1, 2022, we have enrolled an aggregate total of 16 patients in the Phase 1 IDE397 clinical.  These patients collectively have various solid tumor types with MTAP-deletion, including NSCLC, pancreatic cancer, thymic cancer, adenoid cystic carcinoma, gastroesophageal cancer, and bladder cancer. As of March 1, 2022, IDE397 has been generally well tolerated with mainly Grade 1/2 drug-related adverse events, and one patient who experienced drug-related Grade 3 asthenia that resolved after reducing the dose of IDE397. There were no reported drug-related serious adverse events, no observed dose limiting toxicities, or DLTs, and IDE397 had not yet reached its maximum tolerated dose, or MTD.

Following and subject to satisfactory completion of the dose escalation portion of the Phase 1 clinical trial, we plan to enroll patients having solid tumors with MTAP deletion into one or more monotherapy expansion arms focused on one or more selected solid tumor indications. We also plan to evaluate IDE397 in combination with one or more combination agents in patients having tumors with MTAP-deletion.  Potential solid tumors we are considering for future evaluation in one or more expansion arm(s) and/or combination arm(s) of the clinical trial evaluating IDE397 include NSCLC, head and neck cancer, bladder cancer, gastric cancer, pancreatic cancer and esophagogastric cancer, among others.

We have submitted a protocol amendment to the FDA to support cohort expansion as monotherapy in NSCLC, esophagogastric cancer and other indications, including potentially in one or more basket cohorts.  This amendment will also support evaluation of IDE397 combination therapies with taxanes and other potential combination agents, for example, in NSCLC, esophagogastric and/or pancreatic cancer.  Subject to satisfactory progression of the dose escalation portion of the Phase 1 clinical trial, we are targeting cohort expansion mid-year 2022.  The timing of the expansion and/or combination cohorts may be influenced by when we define the MTD.  The clinical trial design for the expansion portion of the Phase 1 clinical trial includes an aggregate of 150 or more patients across expansion cohorts.

We are obtaining patient biopsies for translational research from dose escalation cohorts and tumor biopsy backfill cohorts in the IDE397 Phase 1 clinical trial and we also plan to obtain patient biopsies from expansion cohorts in the clinical trial. We are evaluating pharmacodynamic, or PD, biomarkers, such as peripheral or plasma SAM and tumor SAM, as well as SDMA.

We observed dose-proportional pharmacokinetic exposures across dose ranges of Cohort 1 through Cohort 5 of the Phase 1 dose escalation.  The observed exposures at doses of Cohort 4 and Cohort 5 exceeded active exposure targets established from preclinical models.

We observed preliminary clinical activity with monotherapy in early dose escalation cohorts, including pharmacodynamic response in plasma SAM and tumor reductions in multiple patients with MTAP deleted advanced or metastatic solid tumors.

We observed a dose- and/or exposure-dependent pharmacodynamic modulation, reflected as a reduction in plasma SAM, a proximal pharmacodynamic marker, in evaluable plasma samples across dose ranges of Cohort 1 through Cohort 5 of the IDE397 Phase 1 dose escalation clinical trial, satisfying the clinical protocol threshold of approximately 60% or greater.  We have initiated tumor biopsy cohorts in the IDE397 Phase 1 clinical trial to evaluate tumor pharmacodynamic, or PD, biomarkers. The clinical protocol threshold was established based on IDE397 preclinical in vivo efficacy data in MTAP-deletion xenograft models.  We observed robust, dose- and/or exposure-dependent pharmacodynamic modulation of symmetric dimethyl arginine, or SDMA, in evaluable tumor biopsies from Cohort 4 and Cohort 5.

We also observed tumor shrinkage in multiple patients in early dose escalation Cohorts 2 and 3 (n=3, n=2, respectively), including in a Cohort 2 NSCLC patient (approximately 15% reduction in target lesions) and in a Cohort 3 adenoid cystic carcinoma patient with a lung metastasis (approximately 11% reduction in target lesions), pursuant to RECIST v1.1 criteria.

Subject to initiation of an expansion cohort or establishing a MTD, we are targeting delivery of an IDE397 option data package to GSK mid-year 2022.  Delivery of the option data package would trigger an evaluation period for GSK to make a decision on whether to exercise its option to develop IDE397. We have a program objective to obtain additional clinical PD data during dose escalation.

The GSK option data package comprises preclinical data and clinical data from the IDE397 monotherapy dose escalation study of the Phase 1 clinical trial, including safety and tolerability data, pharmacokinetic data and pharmacodynamic modulation of SAM and tumor SDMA.  The GSK option is exercisable within a certain period after we deliver the option data package.  Subject to GSK’s election to opt‐in and, if required, HSR clearance, we are entitled to receive a $50 million opt‐in payment from GSK.

If GSK exercises its option and makes the related $50 million payment to us, GSK would lead later-stage global clinical development. We will be responsible for 20% of future development costs and GSK will be responsible for 80%. Assuming GSK decides to exercise the option, we will be eligible to receive future development and regulatory milestones of up to $465 million. If GSK decides to exercise the option and upon commercialization, we will also receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales ranging from high single digit to sub-teen double digit percentages, as well as certain commercial milestones of up to $475 million.

Our evaluation of IDE397 as a clinical candidate is supported by preclinical data.  We have evaluated the efficacy of IDE397 as monotherapy in over forty solid tumor patient derived xenograft, or PDX, models with homozygous MTAP deletions. Results of this IDE397 MTAP-deletion PDX panel study were reported at AACR 2021 and showed in vivo efficacy in multiple MTAP-null xenograft models demonstrating tumor growth inhibition, or TGI, when MAT2A was pharmacologically inhibited with IDE397 as monotherapy. In this study, we observed greater than 60% TGI, in approximately 75% of the models and greater than 75% TGI in approximately 50% of models, in each case across major solid tumor types.  We also observed tumor regressions, with greater than 100% TGI, in multiple PDX models and across multiple solid tumor types, including in NSCLC as well as in bladder and gastric cancer PDX models.

In NSCLC, data from the preclinical PDX Panel Study has shown greater than 60% TGI in 12 independent NSCLC PDX models out of 14 models evaluated, including in seven NSCLC adenocarcinoma PDX models out of nine evaluated and in five NSCLC squamous carcinoma PDX models out of five evaluated. Tumor regressions were observed in three of five NSCLC squamous PDX models, including a complete response in one model.

Additionally, we have observed preclinical dose- and/or exposure-dependent modulation of selected PD biomarkers, including SDMA, ADMA and SAM, in these in vivo models, including in NSCLC and HCT-116 MTAP deletion cell derived xenograft, or CDX, models.  We also observed a correlation of in vivo efficacy with dose-dependent PD modulation in MTAP-deletion CDX model in NSCLC.  We have ongoing mechanistic studies, including evaluating various pathway constituents such as SAM, MTA, SDMA, ADMA and other downstream metabolic and gene expression changes in in vitro and in vivo models.

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

Preclinical tolerability and efficacy studies are ongoing with IDE397 and various potential combination agents. Based on preliminary results, we have observed in vivo efficacy with enhanced TGI for IDE397 in combination with a taxane in a pancreatic cancer PDX model. We have also demonstrated preclinical in vivo efficacy of IDE397 plus standard-of-care combination agents, including with paclitaxel in head and neck cancer PDX model. We have also observed in vivo efficacy with enhanced TGI in CDX / PDX models for IDE397 in combination with other DNA Damage Response, or DDR, target inhibitors, and for IDE397 in combination with certain precision medicine target inhibitors in tumors having certain identified genetic alterations as co-alterations with MTAP.

PARG

We are advancing our preclinical research for an inhibitor of poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with homologous recombination deficiencies, or HRD, and potentially other genetic and/or molecular signatures.

We are targeting to submit an IND for our development candidate, IDE161, in the fourth quarter of 2022, subject to satisfactory completion of ongoing preclinical and IND-enabling studies.  We are also continuing preclinical evaluation of additional compounds in the lead series as an additional potential development candidate or back-up compound.

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

We are preclinically evaluating and conducting IND-enabling studies for IDE161, our PARG inhibitor development candidate.  Such studies include evaluation of IDE161 as monotherapy in in vivo efficacy studies ongoing in multiple genetic settings, as well as in cell panel studies to validate and potentially identify new biomarker hypotheses.  We are supplementing our data set for indications and patient settings which are sensitive to pharmacological inhibition of our PARG inhibitors.

In January 2022, we exercised our option under the Evaluation, Option and License Agreement between IDEAYA and Cancer Research Technologies, also known as Cancer Research United Kingdom, or Cancer Research UK, and the University of Manchester, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

We have an ongoing strategic collaboration with the Broad Institute focused on synthetic lethality target and biomarker discovery. Through this collaboration with the Broad Institute, we are evaluating paralog CRISPR knockdown in selected cell lines in conjunction with pharmacological inhibition of PARG to inform patient selection and combination strategies in ovarian and breast cancer.

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

Subject to further preclinical studies, we are, in collaboration with GSK, targeting to initiate IND-enabling studies for our Pol Theta small molecule Pol Theta ATPase domain inhibitor in the first half of 2022.

We have shown combination activity of our Pol Theta ATPase inhibitor with multiple PARP inhibitors, including niraparib. We have demonstrated synergistic in vivo efficacy of a Pol Theta ATPase inhibitor with niraparib: the combination of our Pol Theta ATPase inhibitor with niraparib enhanced the activity of niraparib in the DLD1 BRCA2-/- xenograft model.  Tumor regressions were observed for all animals in the study which were administered the combination.

We plan to continue further development of our POLQ program, including both protein degraders and small molecule inhibitors, in collaboration with GSK pursuant to the GSK Collaboration.   We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Pol Theta helicase inhibitor from preclinical development into early Phase 1 clinical trials.

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

We observed Werner Helicase inhibitor in vivo efficacy in a CDX model with approximately 100% tumor growth inhibition.  We are, in collaboration with GSK, targeting nomination of a Werner Helicase inhibitor development candidate in 2023.

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

In December 2021, we acquired our INQUIRE™ Chemical Library to enhance our synthetic lethality drug discovery platform INQUIRE is a proprietary, expert-curated small-molecule library of over 200,000 chemical compounds, which we believe will enhance our hit discovery capabilities across a broad range of novel synthetic lethality targets and historically difficult-to-drug target classes, such as helicases and endonucleases.

Darovasertib – PKC Inhibitor Clinical Candidate

Synthetic Lethality Combination Therapies Targeting Oncogenic Pathways

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

Our clinical trial strategy in MUM is to pursue darovasertib as a combination therapy with crizotinib, an investigational   cMET inhibitor, pursuant to the Pfizer Agreement.  We have formed a joint development committee with Pfizer responsible for coordinating all regulatory and other activities under the Pfizer Agreement. If the clinical data from the combination study is positive, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

We are targeting to obtain guidance from the FDA in mid-year 2022 on a clinical trial design for enabling a potential registrational trial in MUM. We are planning to present additional interim clinical data in from the MUM Phase 2 darovasertib/crizotinib arm of the clinical trial in mid-year 2022. The timing of the clinical data and FDA guidance may be influenced by data maturity, including for example, appropriate interim assessments of median duration of response, or DOR, and/or median progression free survival, or mPFS. Subject to FDA guidance, we will evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in MUM in a Phase 2 potential registration-enabling clinical trial pursuant to the Second Pfizer Agreement.

Based on preliminary darovasertib monotherapy clinical data and its mechanism of action, we anticipate darovasertib clinical activity independent of Human Leukocyte Antigen, or HLA, status in GNAQ/11-mutation cancers.

In coordination with St. Vincent’s Hospital Sydney Limited, we plan to initiate an Investigator Sponsored Trial, or IST, to evaluate darovasertib in a neo-adjuvant and adjuvant setting in primary, non-metastatic uveal melanoma, or UM, patients. Data from this potential clinical trial may offer proof of concept on our hypothesis that earlier treatment of UM patients with darovasertib, prior to tumor metastasis, may lead to improved patient outcomes.

We are also clinically evaluating darovasertib in combination with crizotinib in non-MUM cancers having GNAQ/11 mutations, with a current focus in skin melanoma, pursuant to the Pfizer Agreement.

We are also evaluating other potential expansion opportunities in oncology for darovasertib.  We are planning to evaluate, subject to preclinical validation, darovasertib in combination with crizotinib in cMET-driven solid tumors such as hepatocellular carcinoma, or HCC, or NSCLC in a Phase 1 clinical trial pursuant to the Third Pfizer Agreement.  We are preclinically studying darovasertib in combination with a KRAS inhibitor in certain solid tumors.

Darovasertib / Crizotinib Synthetic Lethality Combination Therapy

In December 2020, we initiated a combination arm of our Phase 1/2 clinical trial under the Pfizer Agreement to evaluate darovasertib in combination with crizotinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations.  An initial dose escalation portion of this arm of the clinical trial evaluated the safety and efficacy of darovasertib in combination with crizotinib at various dose combinations.  We initiated a Phase 2 expansion cohort in June 2021 to evaluate darovasertib / crizotinib combination therapy in MUM.

We are continuing patient enrollment into the Phase 2 clinical trial to evaluate the darovasertib / crizotinib combination in MUM and in patients having other solid tumors with activating GNAQ/11 mutations, with a focus on GNAQ/11 skin melanoma. As of March 1, 2022, we have enrolled an aggregate total of 53 MUM patients in the darovasertib / crizotinib arm of Phase 1/2  clinical trial.

In MUM, we reported preliminary clinical data from the Phase 2 expansion cohort evaluating darovasertib and crizotinib synthetic lethal combination in December 2021, based on a data and analyses cutoff on November 25, 2021. The preliminary interim data included: (i) 100% Disease Control Rate, or DCR: 16 of 16 evaluable patients with at least one post-baseline scan showed tumor shrinkage as determined by target lesion size reduction; (ii) 31% Overall Response Rate, or ORR: 4 of 13 patients with at least two post-baseline scans had a confirmed partial response, or PR, as determined by RECIST 1.1 based on investigator or central review; and no patients have come off-treatment prior to the second scan; and (iii) 46% of patients (6 of 13) with at least two post-baseline scans observed greater than 30% tumor reduction, including one patient with an unconfirmed PR as determined by RECIST 1.1.

The darovasertib and crizotinib combination therapy demonstrated a manageable side effect profile in MUM patients (n=22) as of the November 25, 2021 data cutoff, with predominantly Grade 1/2 drug-related adverse events. As of November 25, 2021, one patient experienced a drug-related serious adverse event of diarrhea. Eighteen patients experienced a drug-related adverse events, of which six patients experienced Grade 3 drug-related adverse events, and no patients observed Grade 4 or Grade 5 drug-related adverse events.

These preliminary clinical data provide clinical proof-of-concept for the darovasertib and crizotinib synthetic lethal combination treatment in MUM.  These data also inform potential expansion opportunities in other cMET-driven tumors.

These data are also consistent with the company’s translational research discovery that Phase 1 clinical response to darovasertib monotherapy associated with low cMET activity, as measured by gene signature score or cMET expression.  We identified cMET as a potential biomarker and a cMET inhibitor as potential combination agent though our darovasertib translational research studies, or darovasertib cMET Translational Studies.  In these studies, we observed preclinical synergies between darovasertib and crizotinib in relevant cellular models under conditions simulating a tumor microenvironment in the liver, the site of approximately 90% of uveal melanoma metastases.  Additionally, we conducted a retrospective analysis of human clinical samples from the Novartis darovasertib Phase 1 clinical trial, which also independently supported cMET expression / activation as potential biomarker / combination agent.

We presented data summarizing the results of certain darovasertib cMET translational studies at AACR in April 2021.

Darovasertib Monotherapy

The monotherapy arm of the Phase 1/2 clinical trial was initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design.  We have completed enrollment in the monotherapy arm of the Phase 1/2 clinical trial in MUM.

We reported clinical data in April 2021 for darovasertib monotherapy in MUM patients enrolled across the IDEAYA and Novartis Phase 1/2 clinical trials.  At the time of data and analyses cutoff on April 13, 2021, an aggregate of 88 patients were evaluable for safety and an aggregate of 81 patients were evaluable for efficacy pursuant to RECIST 1.1.

In the MUM cohort of the monotherapy arm, as of April 13, 2021 data and analyses cutoff based on preliminary data from an unlocked database, we observed (i) a fifty-seven percent (57%) 1-Year overall survival (OS) in predominantly second line, third line and heavily pre-treated (out to 7 and 8 lines of prior treatment) MUM patients with ninety-five percent (95%) confidence interval (44%, 69%), (ii) a median OS of 13.2 months in predominantly second line, third line and heavily pre-treated (out to 7 and 8 lines of prior treatment) MUM patients with ninety-five percent (95%) confidence interval (10.7 months, not reached), and (iii) sixty-one percent (61%) (n=46) of MUM patients out of 75 evaluable had tumor reduction pursuant to RECIST 1.1guidelines, including 15 patients (20%) with greater than thirty percent (30%) target lesion reduction, including one confirmed complete response.

Preliminary clinical data from darovasertib monotherapy arm shows that darovasertib activity is independent of HLA status.

In the skin melanoma cohort, 80% (n=4) of evaluable patients (n=5) had tumor reduction per RECIST 1.1. evaluation, including one confirmed partial response.

The overall safety profile of darovasertib monotherapy, as of the April 13, 2021 data and analyses cutoff, was consistent with prior experience and included primarily common low grade but manageable GI and skin toxicities. Drug-related adverse events observed with darovasertib as monotherapy include: serious adverse events of hypotension, nausea, vomiting, rash and liver toxicity; and adverse events that occurred in greater than 10% of patients of nausea, vomiting, diarrhea, fatigue, rash, edema, and abdominal distention.

Darovasertib was initially developed as a monotherapy by Novartis, and we obtained an exclusive, worldwide license to darovasertib from Novartis in September 2018.  Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to darovasertib, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.  Novartis has completed enrollment in a Phase 1 clinical trial it is conducting to evaluate darovasertib in metastatic uveal melanoma.  Phase 1 monotherapy data from Novartis was presented at the American Association for Cancer Research, or AACR, in April 2019.

Regulatory / Potentially Registration-Enabling Clinical Trial

We plan to evaluate additional clinical tolerability and efficacy data from the ongoing darovasertib and crizotinib combination therapy Phase 2 portion of the clinical trial in MUM patients, as well as potential strategic partnering of the darovasertib program, prior to initiation of a potentially registrational clinical trial in MUM.  We are planning to obtain guidance from the FDA on a clinical trial design for enabling a potential registrational trial.

Subject to feedback and guidance from the FDA, we are considering scenarios for potential registrational clinical studies.  In one scenario, a single-arm Phase 2 clinical trial could comprise further enrollment of patients into the current single-arm Phase 2 clinical trial evaluating darovasertib and crizotinib as combination therapy in MUM.  In an alternative scenario, a randomized Phase 2 clinical trial could comprise a darovasertib and crizotinib combination arm as well as comparative arm in MUM.  The comparative agent could be, for example, darovasertib monotherapy.  In either approach, we believe there may be an opportunity for an accelerated approval based on the Phase 2 ORR as a primary endpoint, with a post-approval randomized Phase 3 as a confirmatory study based on a progression free survival, or PFS, and/or overall survival, or OS, as endpoints.

Other Potential Indications

We are preclinically evaluating potential expansion opportunities in oncology for darovasertib – including in cMET-driven solid tumors such as HCC or NSCLC. In March 2022, we entered into the Third Pfizer Agreement, pursuant to which we plan to evaluate, subject to preclinical validation, darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in cMET-driven tumors such as HCC or NSCLC in a Phase 1 clinical trial. We will provide IDE196 and pay for the costs of this combination study; Pfizer will provide crizotinib for this combination study at no cost to us.

We are also preclinically evaluating potential expansion opportunities in KRAS-driven solid tumors, evaluating darovasertib in combination with a KRAS inhibitor.

In addition, we are exploring potential expansion opportunities in GNAQ/11 rare diseases, such as Sturge Weber Syndrome, or SWS, and Port Wine Stain, or PWS.

2020 Public Offering and Sale of IDEAYA Common Stock

On June 22, 2020, we closed on an underwritten public offering, or the Offering, of 6,666,667 shares of our common stock at an offering price of $15.00 per share, pursuant to which we received gross proceeds of $100.0 million, before deducting underwriting discounts and commissions and other offering expenses.

On July 22, 2020, as part of the Offering, we sold and issued an additional 500,000 shares of common stock upon the exercise of the overallotment option by the underwriters for gross proceeds of $7.5 million before deducting underwriting discounts and commissions and other offering.  We realized aggregate gross proceeds of $107.5 million from the Offering, including gross proceeds from the sale of shares in the base Offering and the sale of shares from exercise of the overallotment option, and before deducting underwriting discounts and commissions and other offering expenses payable by us.

2020 Private Placement of IDEAYA Common Stock with GSK

On June 17, 2020, we entered into a stock purchase agreement with Glaxo Group Limited, or GGL, an affiliate of GlaxoSmithKline, pursuant to which GGL agreed to purchase in a private placement, subject to certain conditions, 1,333,333 shares of our common stock at a price per share of $15.00, which is equal to the public offering price per share in the Offering.  The common stock sold pursuant thereto was not registered under the Securities Act of 1933, as amended, or the Securities Act. The closing of this private placement occurred on August 3, 2020, following HSR Clearance of the associated GSK Collaboration Agreement, described below, and satisfaction of other certain customary closing conditions.

On August 3, 2020, following HSR Clearance of the associated GSK Collaboration Agreement, we closed on the private placement with GGL. We received proceeds of $20.0 million from the sale of these shares in this private placement.

Prospectus Supplement - At-the-Market Facility

On August 12, 2020, we filed a prospectus supplement to the prospectus dated June 10, 2020, activating our at-the-market, or ATM, facility by entering into an Open Market Sale Agreement, or August 2020 Sales Agreement, with Jefferies LLC, or Jefferies, relating to shares of our common stock offered by the prospectus supplement and the accompanying prospectus. Pursuant to the terms of the August 2020 Sales Agreement, we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $50,000,000 from time to time through Jefferies acting as agent. Pursuant to the August 2020 Sales Agreement, Jefferies, as sales agent, receives a commission of 3.0% of the aggregate gross proceeds that we receive from each sale of its shares of common stock sold under the August 2020 Sales Agreement.

During the year ended December 31, 2020, we sold 410,896 shares of our common stock for aggregate net proceeds of $6.6 million after deducting sales commission and other expenses at a weighted average sales price of approximately $16.92 per share under an at-the-market offering pursuant to the August 2020 Sales Agreement with Jefferies as sales agent.

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

During the year ended December 31, 2021, we sold an aggregate of 3,407,872 shares of our common stock for aggregate net proceeds of $57.3 million at a weighted average sales price of approximately $17.40 per share under the at-the-market offering pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent.  As of December 31, 2021, approximately $73.8 million of common stock remained available to be sold under the ATM facility.

In January 2022, we sold an aggregate of 2,173 shares of our common stock for aggregate net proceeds of $0.05 million at a weighted average sales price of approximately $24.01 per share under the at-the-market offering pursuant to the January 2021 Sales Agreements with Jefferies as sales agent.

2021 Public Offering and Sale of IDEAYA Common Stock

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

Management / Leadership Team

We continue to enhance our leadership team.  Michael White, Ph.D., joined as Senior Vice President and Chief Scientific Officer, in November 2021. Dr. White was previously Chief Scientific Officer and Head of Tumor Biology at Pfizer, Inc. and at UT Southwestern, where he was a Professor of Cell Biology and founding Director of the Cancer Intervention and Prevention Discovery Program.  Matthew Maurer, M.D. joined us as Vice President, Head of Clinical Oncology and Medical Affairs in January 2021.  Dr. Maurer was previously with Bristol Myers Squibb, and was earlier an oncologist and Assistant Professor of Medicine at Columbia University College of Physicians and Surgeons.

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

Corporate Update

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations through December 31, 2021 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by GGL in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through a follow-on underwritten public offering in July 2021.  Additionally, we received a non-dilutive upfront cash payment from GSK in July 2020 in connection with the GSK Collaboration Agreement.

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

Our net losses were $49.8 million and $34.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $176.7 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the darovasertib monotherapy arm of our IDE196-001 clinical trial, (ii) our PARG program and (iii) our earlier pipeline programs, including our MTAP-SL program and our DNA Damage Target or DDT programs.  We are leading clinical development in the ongoing darovasertib / crizotinib combination arm of our IDE196-001 clinical trial, in each case in coordination with Pfizer pursuant to the Pfizer Agreement.  We are leading preclinical development and early-stage clinical development for evaluation of IDE397 in the ongoing IDE397-001 Phase 1 clinical trial, in coordination with GSK pursuant to the GSK Collaboration Agreement.  We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of December 31, 2021, we had cash, cash equivalents, and short-term and long-term marketable securities of $368.1 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Annual Report on Form 10-K filed March 17, 2022.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. In the future, revenue may include additional milestone payments, option exercise payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of various factors, such as the timing and amount of license, research and development services, and milestone and other payments. The revenue we recognize or generate under the GSK Collaboration Agreement may also fluctuate from period to period due to changes to prospective collaboration research budgets or changes to respective allocation of resources as between the parties and as between internal or external (e.g., CRO) sources, in each case on a program by program basis, as part of ongoing collaboration research management.

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

	Year Ended December 31,
	2021	2020
External clinical development expenses (1):
IDE397	$3,952	$2,162
IDE196	7,587	7,093
Personnel related and stock-based compensation	18,656	10,669
Other research and development expenses	27,963	19,774
Total research and development expenses	$58,158	$39,698

(1)	External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

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

Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 23, 2021.

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change	% Change
Revenue
Collaboration revenue	$27,941	$19,538	$8,403	43%
Operating expenses
Research and development	58,158	39,698	18,460	47%
General and administrative	20,051	15,184	4,867	32%
Total operating expenses	78,209	54,882	23,327	43%
Loss from operations	(50,268)	(35,344)	(14,924)	42%
Other income (expense)
Interest income and other income, net	506	849	(343)	(40%)
Net loss	$(49,762)	$(34,495)	$(15,267)	44%

Collaboration Revenue

Collaboration revenue increased by $8.4 million, or 43%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period. Collaboration revenue recognized in the year ended December 31, 2020 also included $3.0 million of revenue from the exercise by GSK of the material right associated with the option to license IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities.

Research and Development Expenses

Research and development expenses increased by $18.5 million, or 47%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in research and development expenses was primarily due to increases of $8.0 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, $6.6 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, and $3.9 million in costs for laboratory supplies, facilities and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or 32%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to increases of $3.7 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, $0.5 million in software licenses, $0.3 million for consulting services related mainly to information technology support, and $0.3 million in directors’ and officers’ liability insurance premiums.

Interest Income and Other Income (Expense), Net

Interest income decreased by $0.3 million, or 40%, during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower cash, cash equivalents and marketable securities balances and lower interest rate yields.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $368.1 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the years ended December 31, 2021 and December 31, 2020, we had net losses of $49.8 million and $34.5 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2021, we had an accumulated deficit of $176.7 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Annual Report on Form 10-K.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of December 31, 2021, we expect to make the total lease payments of $5.7 million through July 2024.

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

Pursuant to the GSK Collaboration Agreement, subject to GSK’s exercise of option to obtain an exclusive, sublicensable license to make, have made, use, sell, offer for sale and import MAT2A Compounds and MAT2A Products, we will be responsible for 20% of further development costs for the MAT2A program thereafter. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for MAT2A products, as measured three and six years after global commercial launch thereof. Also, we will be responsible for 20% of global research and development costs for the WRN program. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof. We may opt out of 50% U.S. net profit share and corresponding development cost share for the MAT2A program and/or the WRN program.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(55,779)	$55,463
Investing activities	(69,666)	(146,243)
Financing activities	145,454	128,750
Net increase in cash, cash equivalents and restricted cash	$20,009	$37,970

Cash Flows from Operating Activities

Net cash used in operating activities was $55.8 million for the year ended December 31, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $49.8 million, adjusted for net non-cash charges of $11.8 million and changes in net operating assets and liabilities of $17.8 million. Our non-cash charges consisted of $8.2 million in stock-based compensation, $1.9 million amortization of premium on marketable securities and $1.7 million in depreciation. The net change in our operating assets and liabilities consisted primarily of decreases of $23.5 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $1.5 million in lease liabilities, $1.3 million in right-of-use assets and $0.8 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement, partially offset by increases of $4.2 million in accrued and other liabilities due to CRO fees in support of research and manufacturing activities and $1.2 million in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $69.7 million for the year ended December 31, 2021, which consisted primarily of $315.0 million used to purchase marketable securities and $2.6 million used to purchase property and equipment, partially offset by $244.0 million provided by maturities of marketable securities and $4.0 million from sale of marketable securities.

Net cash used in investing activities was $146.2 million for the year ended December 31, 2020, which consisted primarily of $242.3 million used to purchase marketable securities and $0.5 million used to purchase property and equipment, partially offset by $96.6 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $145.5 million for the year ended December 31, 2021, which consisted primarily of $86.0 million of net proceeds from our follow-on offering, $57.3 million of proceeds from ATM offering, $1.5 million of proceeds from exercise of common stock options, and $0.7 million of proceeds from ESPP purchase.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2021, we had cash equivalents and marketable securities of $368.1 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

On March 11, 2022, we executed a second Clinical Trial Collaboration and Supply Agreement, or the Second Pfizer Agreement, with Pfizer to evaluate, subject to FDA guidance, darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in MUM in a Phase 2 potential registration-enabling clinical trial. On March 11, 2022, we also entered into a third Clinical Trial Collaboration and Supply Agreement, or the Third Pfizer Agreement, with Pfizer to evaluate, subject to preclinical validation, darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in other cMET-driven tumors such as HCC or NSCLC in a Phase 1 clinical trial.   For further information regarding the Second Pfizer Agreement and Third Pfizer Agreement, reported in lieu of information that would be reported under Item 1.01 under Form 8-K, see the section titled “Item 1. Business—Agreements—Clinical Trial Collaboration and Supply Agreements with Pfizer for Darovasertib (PKC)” included in this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(3) EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this report.

Exhibit Index

(a) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.				X

10.1†	License agreement by and between IDEAYA Biosciences, Inc. and Novartis International Pharmaceutical, Inc. dated as of September 19, 2018.	S-1	4/26/2019	10.1

10.2(a)†	Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 28, 2017.	S-1	4/26/2019	10.2(a)

10.2(b)	Amendment #1 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 24, 2019.	S-1	4/26/2019	10.2(b)

10.2(c)	Amendment #2 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of March 3, 2020.	10-K	3/24/2020	10.2(c)

10.3(a)#	2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(d)

10.4#	Employee Stock Purchase Plan.	S-1/A	5/13/2019	10.6

10.5(a)#	2015 Equity Incentive Plan, as amended.	S-1	4/26/2019	10.4(a)

10.5(b)#	Form of Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(b)

10.5(c)#	Form of Early Exercise Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(c)

10.5(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(d)

10.6#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Yujiro Hata.	S-1/A	5/13/2019	10.7(b)

10.7#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Michael White.	10-Q	11/15/2021	10.2

10.8#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Paul Stone.	S-1/A	5/17/2019	10.12

10.9#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Jason Throne.	10-K	3/24/2020	10.11

10.10	Non-Employee Director Compensation Program.	S-1/A	5/17/2019	10.13

10.11	Form of indemnification agreement for directors and officers.	S-1/A	5/13/2019	10.14

10.12	Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated August 26, 2016.	S-1	4/26/2019	10.15

10.13	Letter Agreement Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated January 27, 2017.	S-1	4/26/2019	10.16

10.14	First Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated May 31, 2018.	S-1	4/26/2019	10.17

10.15	Second Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated September 30, 2019.	10-Q	11/13/2019	10.11

10.16(a)†	Clinical Trial Collaboration and Supply Agreement between IDEAYA Biosciences, Inc. and Pfizer Inc. dated as of March 11, 2020.	10-Q	5/12/2020	10.4

10.16(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of September 23, 2020.	10-Q	11/12/2020	10.1

10.16(c)†	Amendment No. 2 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of April 8, 2021.	10-Q	5/10/2021	10.1

10.16(d)†	Amendment No. 3 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of August 9, 2021.	10-Q	11/15/2021	10.1

10.17†	Collaboration, Option and License Agreement between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of June 15, 2020.	10-Q	8/12/2020	10.3

10.18	Amendment No. 1 to Collaboration, Option and License Agreement between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of October 23, 2020.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	X

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

X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document	X

†	Certain information in this exhibit has been excluded pursuant to Regulation S-K, Item 601(b)(10).
#	Indicates management contract or compensatory plan.
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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEAYA Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IDEAYA Biosciences, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 17, 2022

We have served as the Company's auditor since 2017

IDEAYA Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$92,046	$72,037
Short-term marketable securities	154,724	211,548
Accounts receivable	1,103	1,877
Prepaid expenses and other current assets	3,123	3,143
Total current assets	250,996	288,605
Restricted cash	106	106
Long-term marketable securities	121,293	—
Property and equipment, net	4,763	4,271
Right-of-use assets	3,898	5,205
Other non-current assets	291	82
Total assets	$381,347	$298,269
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,100	$953
Accrued liabilities	12,320	8,516
Contract liability	29,040	27,613
Operating lease liabilities, current	1,699	1,540
Other current liabilities	—	18
Total current liabilities	45,159	38,640
Long-term contract liability	31,192	56,160
Long-term operating lease liabilities	3,482	5,183
Other non-current liabilities	—	12
Total liabilities	79,833	99,995
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 38,533,045 and 29,537,216 shares issued and outstanding as of December 31, 2021 and December 31, 2020	4	3
Additional paid-in capital	478,970	325,250
Accumulated other comprehensive (loss) income	(712)	7
Accumulated deficit	(176,748)	(126,986)
Total stockholders’ equity	301,514	198,274
Total liabilities and stockholders’ equity	$381,347	$298,269

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue	$27,941	$19,538	$—
Total revenue	27,941	19,538	—
Operating expenses
Research and development	58,158	39,698	34,319
General and administrative	20,051	15,184	9,952
Total operating expenses	78,209	54,882	44,271
Loss from operations	(50,268)	(35,344)	(44,271)
Other income (expense)
Interest income and other income, net	506	849	2,296
Net loss	(49,762)	(34,495)	(41,975)
Unrealized (losses) gains on marketable securities	(719)	(58)	96
Comprehensive loss	$(50,481)	$(34,553)	$(41,879)
Net loss per common share, basic and diluted	$(1.41)	$(1.40)	$(3.36)
Weighted-average number of common shares outstanding used in computing net loss per share, basic and diluted	35,252,443	24,721,775	12,496,957

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

						Accumulated		Total
	Redeemable Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of January 1, 2019	13,139,794	$138,391	1,335,690	$—	$1,599	$(31)	$(50,516)	$(48,948)
Conversion of redeemable convertible preferred stock into common stock	(13,139,794)	(138,391)	13,139,794	1	138,390	—	—	138,391
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	1	50,246	—	—	50,247
Issuance of common stock upon exercise of stock options	—	—	135,563	—	307	—	—	307
Early exercised common stock options	—	—	2,112	—	—			—
Repurchase of early exercised shares			(23,698)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	114	—	—	114
Stock-based compensation	—	—	—	—	2,168	—	—	2,168
Other comprehensive income	—	—	—	—	—	96	—	96
Net loss	—	—	—	—	—	—	(41,975)	(41,975)
Balances as of December 31, 2019	—	$—	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	7,166,667	1	100,663	—	—	100,664
Issuance of common stock in private placement, net of issuance costs	—	—	1,333,333	—	19,988	—	—	19,988
Issuance of common stock related to at-the-market offering program, net of issuance costs	—	—	410,896	—	6,582	—	—	6,582
Issuance of common stock upon exercise of stock options	—	—	256,583	—	1,202	—	—	1,202
Employee stock purchase plan (ESPP) purchase	—	—	40,794	—	326	—	—	326
Repurchase of early exercised shares	—	—	(10,518)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	—	—	56	—	—	56
Stock-based compensation	—	—	—	—	3,609	—	—	3,609
Other comprehensive loss	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	(34,495)	(34,495)
Balances as of December 31, 2020	—	$—	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	5,333,333	1	85,989	—	—	85,990
Issuance of common stock related to at-the-market offering program, net of issuance costs	—	—	3,407,872	—	57,263	—	—	57,263
Issuance of common stock upon exercise of stock options	—	—	211,900	—	1,510	—	—	1,510
Employee stock purchase plan (ESPP) purchase	—	—	50,037	—	697	—	—	697
Repurchase of unvested restricted stock	—	—	(7,313)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	8,237	—	—	8,237
Other comprehensive loss	—	—	—	—	—	(719)	—	(719)
Net loss	—	—	—	—	—	—	(49,762)	(49,762)
Balances as of December 31, 2021	—	$—	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(49,762)	$(34,495)	$(41,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,725	1,381	1,245
Net amortization (accretion) of premiums (discounts) on marketable securities	1,834	578	(473)
Stock-based compensation	8,237	3,609	2,168
Loss on sale of property and equipment	—	2	14
Realized gain on marketable securities	—	(18)	(8)
Changes in assets and liabilities
Accounts receivable	774	(1,877)	—
Prepaid expenses and other assets	(189)	(510)	(1,963)
Right-of-use assets	1,307	(148)	1,093
Accounts payable	1,166	225	(195)
Accrued and other liabilities	4,212	2,992	2,030
Contract liabilities	(23,541)	83,773	—
Lease liabilities	(1,542)	(49)	(1,249)
Net cash provided by (used in) operating activities	(55,779)	55,463	(39,313)
Cash flows from investing activities
Purchases of property and equipment, net	(2,644)	(493)	(1,353)
Purchases of marketable securities	(314,996)	(242,314)	(88,004)
Maturities of marketable securities	243,956	96,564	73,528
Sales of marketable securities	4,018	—	18,094
Net cash (used in) provided by investing activities	(69,666)	(146,243)	2,265
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	85,990	100,664	50,321
Proceeds from issuance of common stock in private placement, net of issuance costs	—	19,988	—
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	57,263	6,582	—
Proceeds from exercise of common stock options, net of repurchases	1,504	1,190	289
Proceeds from ESPP purchases	697	326	—
Net cash provided by financing activities	145,454	128,750	50,610
Net increase in cash, cash equivalents and restricted cash	20,009	37,970	13,562
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	72,143	34,173	20,611
Cash, cash equivalents and restricted cash, at end of period	$92,152	$72,143	$34,173
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$92,046	$72,037	$34,067
Restricted cash	$106	$106	$106
Cash, cash equivalents and restricted cash	$92,152	$72,143	$34,173
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$1	$1
Cash paid for interest	$71	$82	$91
Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	$—	$1,191	$—
Vesting of early exercised options and restricted stock	$24	$56	$114
Purchases of property and equipment in accounts payable and accrued liabilities	$92	$520	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$138,391

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

Initial Public Offering

On May 22, 2019, the Company’s registration statement on Form S-1 (File No. 333-231081) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on May 28, 2019, at which time the Company issued 5,750,000 shares of its common stock at a price of $10.00 per share, which included shares issued upon the underwriters’ exercise of their overallotment option to purchase 750,000 additional shares. In addition, upon closing the IPO, all outstanding shares of the redeemable convertible preferred stock converted into 13,139,794 shares of common stock. The Company received an aggregate of $50.2 million in cash, net of underwriting discounts and commissions of $4.0 million, and after deducting offering costs of $3.3 million.

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

At-the-Market Offering

On August 12, 2020, the Company filed a prospectus supplement to the prospectus dated June 10, 2020, activating its at-the-market facility by entering into an open market sale agreement (the “August 2020 Sales Agreement) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program. As of January 15, 2021, the Company exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, the Company entered into a new open market sale agreement (the “January 2021 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $90.0 million under an “at the market” offering program. For the year ended December 31, 2021, the Company sold an aggregate of 3,407,872 shares for net proceeds of $57.3 million after deducting sales commission and other expenses under the August 2020 Sales Agreement and the January 2021 Sales Agreement.

As of December 31, 2021, approximately $73.8 million of common stock remained available to be sold under the January 2021 Sales Agreement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $176.7 million as of December 31, 2021. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $368.1 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Restricted Cash

Restricted cash as of December 31, 2021 and December 31, 2020 consisted of cash balances held as security in connection with the Company’s facility lease agreement in South San Francisco, California. The balances are classified as long-term assets on the Company’s balance sheet.

Marketable Securities

Marketable securities are investments in marketable securities with maturities greater than three months at the time of purchase. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. The Company classifies highly liquid securities with maturities beyond 12 months as long-term marketable securities in the balance sheet. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in interest income and other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of December 31, 2021 and December 31, 2020.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2021 and December 31, 2020.

Leases

The Company determines if an arrangement is a lease, or contains a lease, at its inception. Operating leases are included in right-of-use (“ROU”) assets, lease liabilities, and long-term lease liabilities on the Company’s balance sheet.

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

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company uses the expected value method to estimate the amount of variable consideration related to the reimbursement of PolQ and WRN program costs which is consistently applied throughout the life of the contract: however, it is not necessary for the Company to use the same approach for all contracts. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside the Company’s influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Contracts may be amended to account for changes in contract specifications and requirements. Contract modifications exist when the amendment either creates new, or changes existing, enforceable rights and obligations. When contract modifications create new performance obligations and the increase in consideration approximates the standalone selling price for goods and services related to such new performance obligations as adjusted for specific facts and circumstances of the contract, the modification is accounted for as a separate contract. If a contract modification is not accounted for as a separate contract, the Company accounts for the promised goods or services not yet transferred at the date of the contract modification (the remaining promised goods or services) prospectively, as if it were a termination of the existing contract and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. The Company accounts for a contract modification as if it were a part of the existing contract if the remaining goods or services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. In such case, the effect that the contract modification has on the transaction price, and on the entity’s measure of progress toward complete satisfaction of the performance obligation, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification (the adjustment to revenue is made on a cumulative catch-up basis).

Upfront payment contract liabilities resulting from the Company’s license and collaboration agreements do not represent a financing component as the payment is not financing the transfer of goods and services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company. As such, the Company does not adjust its revenues for the effects of a significant financing component. Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liability in the Company’s balance sheets. If the related performance obligation is expected to be satisfied within the next twelve (12) months, this will be classified and included within current contract liability.

Research and Development Expenses

Research and development expenses consist of compensation costs, employee benefit costs, costs for contract manufacturing organizations (“CMOs”), costs for contract research organizations (“CROs”), costs for sponsored research, consulting costs, costs for laboratory supplies, costs for product licenses, facility-related expenses and depreciation. All research and development costs are charged to research and development expenses as incurred and included within the statements of operations and comprehensive loss. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are also expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Accrued Research and Development Expenses

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employees in accordance with ASC 718, Stock Compensation. The Company accounts for stock-based compensation arrangements using a fair value method which requires the recognition of compensation expense related to all stock-based awards. The fair value method requires the Company to estimate the fair value of stock option awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted, which is expensed on a straight-line basis over the vesting period. Generally, the stock options granted by the Company to its employees have a 10 year term and vest over a 4-year period with 1-year cliff vesting.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains and losses from the Company’s marketable securities.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, restricted stock and restricted stock that is subject to repurchase at the original purchase price are considered to be potentially dilutive securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

As of December 31, 2021, financial assets measured and recorded at fair value are as follows (in thousands):

		December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$122,657	$—	$(592)	$122,065
Corporate bonds	Level 2	76,628	8	(127)	76,509
Commercial paper	Level 2	77,444	—	(1)	77,443
Marketable securities		276,729	8	(720)	276,017
Money market funds(1)	Level 1	91,825	—	—	91,825
Total fair value of assets		$368,554	$8	$(720)	$367,842

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2020, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$80,020	$10	$—	$80,030
Corporate bonds	Level 2	72,573	11	(14)	72,570
Commercial paper	Level 2	63,948	—	—	63,948
Marketable securities		216,541	21	(14)	216,548
Money market funds(1)	Level 1	67,065	—	—	67,065
Total fair value of assets		$283,606	$21	$(14)	$283,613

(1)	Included in cash and cash equivalents on the balance sheet

As of December 31, 2021, all marketable securities had a remaining maturity of less than two years. As of December 31, 2020, all marketable securities had a remaining maturity of one year or less. There were no financial liabilities measured and recognized at fair value as of December 31, 2021 and December 31, 2020.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	As of December 31,
	(In Years)	2021	2020
Laboratory equipment	5	$6,440	$4,793
Computer equipment	3	117	117
Software	3	204	118
Leasehold improvements	Shorter of useful life or lease term	3,133	2,716
Furniture and fixtures	5	466	421
Total property and equipment		10,360	8,165
Less: Accumulated depreciation and amortization		(5,597)	(3,894)
Property and equipment, net		$4,763	$4,271

Depreciation and amortization expense was $1.7 million, $1.4 million and $1.2 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued research and development expenses	$7,864	$5,259
Accrued salaries and benefits	3,971	2,685
Legal and professional fees	485	543
Other	—	29
Accrued liabilities	$12,320	$8,516

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

The maturities of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

As of December 31, 2021	Operating Leases
2022	$1,982
2023	2,036
2024	1,647
Total lease payments	5,665
Less: Interest	(484)
Present value of lease liabilities	$5,181
Amounts recognized on the balance sheet
Current lease liabilities	$1,699
Long-term lease liabilities	3,482
Total lease liabilities	$5,181

Operating lease cost was $1.7 million, $1.5 million and $1.5 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2021, the ROU assets of $3.9 million are included in non-current assets on the balance sheet, and lease liabilities of $5.2 million are included in current liabilities and non-current liabilities on the balance sheet.

As of December 31, 2021, the remaining term for the operating lease in South San Francisco, California is 2.6 years, and the discount rate used to measure the lease liability for such operating lease upon recognition is 7.0% for the Original Lease and 6.0% for the Second Amendment. The Company has one right to extend the lease term of the operating lease in South San Francisco for two years by giving the landlord written notice. The remaining term does not include the additional two years, as the Company assessed at commencement date that it was not reasonably certain to extend the lease term.

During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, cash paid for amounts included in operating lease liabilities of $1.9 million, $1.7 million and $1.7 million, respectively, is included in cash flows from operating activities on the statement of cash flows.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of December 31, 2021.

7. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	0.7%	(1.9%)	7.0%
Change in valuation allowance	(25.2%)	(21.5%)	(31.4%)
Research tax credits	3.8%	2.7%	3.6%
Other permanent differences	(0.3%)	(0.3%)	(0.4%)
Change in fair value of redeemable convertible preferred stock liability	0.0%	0.0%	0.2%
Provision for income taxes	0.0%	0.0%	0.0%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$27,324	$13,418
Research and development credit carryforwards	5,939	3,813
Lease liability	1,097	1,420
Intangible assets	1,179	1,274
Stock-based compensation	1,725	705
Accruals and reserves	882	505
Deferred revenue	12,575	17,332
Gross deferred tax assets	50,721	38,467
Less: Valuation allowance	(49,575)	(36,879)
Deferred tax assets, net of valuation allowance	1,146	1,588
Deferred tax liabilities:
Right-of-use assets	(825)	(1,100)
Property and equipment	(321)	(488)
Net deferred tax assets	$—	$—

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

As of December 31, 2021, the Company had net operating loss carryforwards of $101.6 million available to reduce future taxable income, if any, for federal income tax purposes. As of December 31, 2021, the Company had net operating loss carryforwards of $85.3 million available to reduce future taxable income, if any, for California state income tax purposes. If not utilized, the federal carryforwards of $11.6 million and the state carryforwards of $85.3 million will begin to expire in 2037 and 2036, respectively. The federal net operating loss carryforwards of $90.0 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $4.2 million and $3.7 million, respectively, as of December 31, 2021. The federal credits will expire starting in 2037 if not utilized, and the state research credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company.  The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2021. The Company has experienced ownership changes in the past. As a result of the ownership changes, some of the tax attribute carryforwards may be permanently limited as they will expire unused.  The Company is continuing to analyze the impact of the limitation. Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, the Company accrued no penalties or interest during the years ended December 31, 2021, December 31, 2020 and December 31, 2019. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months.

The Company had $1.3 million and $0.9 million of unrecognized tax benefits as of December 31, 2021 and December 31, 2020, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands).

Balance as of January 1, 2020	$746
Increase related to prior year tax positions	2
Increase related to current year tax positions	153
Balance as of December 31, 2020	$901
Increase related to prior year tax positions	73
Increase related to current year tax positions	330
Balance as of December 31, 2021	$1,304

The Company files income tax returns in the U.S. federal jurisdiction and in California. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and California state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.

8. Common Stock

As of December 31, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of December 31, 2021, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	As of December 31,
	2021	2020
Exercise of outstanding options under the 2015 and 2019 Plans	3,620,666	2,591,456
Issuance of common stock options under the 2019 Plan	922,826	975,135
Issuance of common stock options under the Employee Stock Purchase Plan	602,935	357,600
Total	5,146,427	3,924,191

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020. For the years ended December 31, 2021 and December 31, 2020, the Company recorded $0.3 million and $0.2 million of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$3,492	$1,234	$956
General and administrative	4,745	2,375	1,212
Total stock-based compensation expense	$8,237	$3,609	$2,168

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2021	975,135	2,591,456	$7.27	8.36	$15.70
Additional shares authorized	1,181,488	—
Options granted	(1,560,425)	1,560,425	$20.52
Options exercised	—	(211,900)	$7.13
Options repurchased	—	—
Options canceled	326,628	(319,315)	$14.33
Balance, December 31, 2021	922,826	3,620,666	$12.36	7.92	$41.40
Exercisable as of December 31, 2021		1,498,708	$6.58	6.60	$25.70
Vested and expected to vest as of December 31, 2021		3,620,666	$12.36	7.92	$41.40

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and December 31, 2020 was $16.09 and $6.16 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2021 and December 31, 2020 was $3.5 million and $1.7 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of December 31, 2021, the total unrecognized stock-based compensation expense for stock options was $22.2 million, which is expected to be recognized over a weighted-average period of 2.61 years.

Early Exercise of Stock Options

The terms of the 2015 Plan permit the exercise of options granted under the 2015 Plan prior to vesting, subject to required approvals. The shares so acquired prior to vesting are subject to a lapsing repurchase right in favor of the Company at the original purchase price of such shares, exercisable upon a termination of the holder’s service with the Company prior to full vesting. The proceeds are initially recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the years ended December 31, 2021 and December 31, 2020, the Company repurchased zero and 10,518 shares of common stock, respectively. As of December 31, 2021 and December 31, 2020, shares that were subject to repurchase were zero and 14,460, respectively. The aggregate exercise price of early exercised shares as of December 31, 2021 and December 31, 2020 was zero and less than $0.1 million, respectively, which were recorded in other current liabilities and other non-current liabilities.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Year Ended December 31,
	2021	2020	2019
Expected term	5.5 - 6.1 years	5.5 - 6.1 years	5.4 - 6.1 years
Expected volatility	90.0% - 103.6%	84.9% - 98.3%	77.2% - 85.5%
Risk-free interest rate	0.6% - 1.4%	0.3% - 1.5%	1.4% - 2.5%
Dividend yield	0%	0%	0%

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and industry peers, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. As there is insufficient trading history for the Company’s common stock, the Company bases its computation of expected volatility on the historical stock price volatility of its own common stock and that of a representative peer group of public companies with similar characteristics to the Company. For purposes of identifying these peer companies, the Company considers the industry, stage of development, size and financial leverage of potential comparable companies. The historical volatility is calculated based on a period of time commensurate with the expected term assumption for each grant. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

Restricted Stock

Restricted stock activity was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	14,625	$0.82
Vested	(7,312)	$0.82
Repurchased	(7,313)	$0.82
Unvested, December 31, 2021	—

As of December 31, 2021 and December 31, 2020, zero shares and 14,625 shares of restricted stock, respectively, were outstanding with an aggregate purchase price of zero and less than $0.1 million, respectively, which is recorded in other non-current liabilities on the balance sheets. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. As the restricted stock was purchased by an employee at a price equal to its fair value at the time of issuance, there was no stock-based compensation expense related to these awards. The total fair value of restricted stock vested during the years ended December 31, 2021 and December 31, 2020 was $0.1 million and zero, respectively.

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

GSK may initiate, or request that the Company initiates, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial, prior to GSK’s exercise of the Option. The Company will be responsible for the costs of research and early clinical development activities that the Company conducts for the MAT2A program prior to GSK’s exercise of the Option, excluding the costs of conducting the MAT2A Combination Trial. GSK will be solely responsible for costs of the conduct of the MAT2A Combination Trial, except for supply of the MAT2A product therefor, to be provided by the Company at its own cost. As of December 31, 2021, GSK has neither initiated nor requested that the Company initiate the MAT2A Combination Trial. On January 31, 2022, GSK notified the Company of its decision to not proceed with the MAT2A Combination Trial under the GSK Collaboration Agreement. See Note 14, Subsequent Events, for more information.

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

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales milestone payments of up to $29.0 million and mid to high single digit royalty payments of the net sales of licensed products. As of December 31, 2021, the Company has not achieved any of the development and sales milestones.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 10, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Year Ended December 31,
	2021	2020
MAT2A	$7,230	$6,048
Pol Theta	12,894	7,917
WRN	7,817	5,573
Total collaboration revenue	$27,941	$19,538

Contract balances

As of December 31, 2021 and December 31, 2020, the Company had accounts receivable of $1.1 million and $1.9 million, respectively, and contract liabilities of $60.2 million and $83.8 million, respectively, related to the GSK Collaboration Agreement.

The following table presents the significant changes in the balance of contract liabilities during the year ended December 31, 2021 (in thousands):

Contract liabilities
Balance as of December 31, 2020	$83,773
Reclassification to revenue, as the result of performance obligations satisfied	(27,941)
Cash received for cost reimbursement	3,414
Increase in accounts receivable	986
Balance as of December 31, 2021	$60,232

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

If GSK elects to conduct the MAT2A Combination Trial, the Company will supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company will recognize revenue, as it transfers the control of the MAT2A product to GSK. The Company has not supplied MAT2A product as of December 31, 2021. On January 31, 2022, GSK notified the Company of its decision to not proceed with the MAT2A Combination Trial under the GSK Collaboration Agreement. See Note 14, Subsequent Events, for more information.

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of December 31, 2021 (in thousands):

Performance Obligations	Allocation of Transaction Price
MAT2A R&D Services	$9,486
Pol Theta R&D Services	13,751
WRN R&D Services	20,829
The Option	17,680
MAT2A Supply	2,411
Total transaction price allocated to the remaining performance obligations	$64,157

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

After the exercise of the material right associated with the supply of MAT2A product for the MAT2A Combination Trial, the Company will recognize revenue as it transfers the control of MAT2A product to GSK.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(49,762)	$(34,495)	$(41,975)
Denominator:
Weighted-average shares outstanding	35,262,987	24,783,287	12,669,367
Less: weighted-average shares of restricted stock that are subject to repurchase	(10,544)	(61,512)	(172,410)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	35,252,443	24,721,775	12,496,957
Net loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(1.40)	$(3.36)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2021	2020	2019
Options to purchase common stock	3,620,666	2,591,456	1,962,332
Restricted stock	—	14,625	14,625
Restricted stock acquired upon early exercise of stock options	—	14,460	84,964
Total	3,620,666	2,620,541	2,061,921

13. 401(k) Retirement Savings Plan

In 2016, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. Under the agreement, employees may elect to contribute up to 90% of their eligible compensation to a 401(k) plan, subject to certain limitations. The Company is responsible for administrative costs of the 401(k) plan. The Company may, at its discretion, make matching or profit-sharing contributions to the 401(k) plan. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company made matching contributions of $0.2 million, $0.2 million and $0.2 million, respectively.

14. Subsequent Events

In January 2022, the Company sold an aggregate of 2,173 shares of its common stock for aggregate net proceeds of $0.05 million at a weighted average sales price of approximately $24.01 per share under the at-the-market offering pursuant to the January 2021 Sales Agreements with Jefferies as sales agent.

On January 31, 2022, GSK waived its rights under the GSK Collaboration Agreement to initiate, or request that the Company initiate, prior to GSK’s exercise of the Option, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial. Accordingly, the Company has no further obligation under the GSK Collaboration Agreement to supply MAT2A product for the MAT2A Combination Trial at its own cost. IDEAYA’s obligation to supply the MAT2A compound under MAT2A Combination Study was deemed a material right under the GSK Collaboration Agreement. See Note 11, Revenue Recognition, for more information.

On January 28, 2022, the Company exercised its option for an exclusive worldwide license covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (CRT) and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000. The Company will be obligated to make payments to CRT aggregating up to £19.5 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. The Company will also pay low single-digit tiered royalties, and potentially also sales milestones, to CRT based on net sales of licensed products. In addition, in the event the Company sublicenses the intellectual property, it will also be obligated to pay CRT a specified percentage of any sublicense revenue.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California on March 17, 2022.

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

Signature	Title	Date

/s/ Yujiro Hata	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
Yujiro Hata

/s/ Paul Stone, J.D.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2022
Paul Stone, J.D.

/s/ Timothy Shannon, M.D.	Chairman of the Board of Directors	March 17, 2022
Timothy Shannon, M.D.

/s/ Garret Hampton, Ph.D.	Director	March 17, 2022
Garret Hampton, Ph.D.

/s/ Susan L. Kelley, M.D.	Director	March 17, 2022
Susan L. Kelley, M.D.

/s/ Scott Morrison	Director	March 17, 2022
Scott Morrison

/s/ Terry Rosen, Ph.D.	Director	March 17, 2022
Terry Rosen, Ph.D.

/s/ Jeffrey Stein, Ph.D.	Director	March 17, 2022
Jeffrey Stein, Ph.D.

/s/ Wendy Yarno	Director	March 17, 2022
Wendy Yarno