Form 10-Q
period 2022-03-31
IDEAYA Biosciences, Inc.
filed 2022-05-10
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 38,639,922 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc., our License Agreement with Novartis and our Option and License Agreement with Cancer Research United Kingdom, or Cancer Research UK, and University of Manchester;

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$55,291	$92,046
Short-term marketable securities	197,308	154,724
Accounts receivable	697	1,103
Prepaid expenses and other current assets	2,753	3,123
Total current assets	256,049	250,996
Restricted cash	106	106
Long-term marketable securities	93,628	121,293
Property and equipment, net	5,274	4,763
Right-of-use assets	3,554	3,898
Other non-current assets	256	291
Total assets	$358,867	$381,347
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,364	$2,100
Accrued liabilities	12,628	12,320
Contract liability	39,224	29,040
Operating lease liabilities - current	1,741	1,699
Total current liabilities	56,957	45,159
Long-term contract liability	10,212	31,192
Long-term operating lease liabilities	3,031	3,482
Total liabilities	70,200	79,833
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 38,639,922 and 38,533,045 shares issued and outstanding as of March 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	482,228	478,970
Accumulated other comprehensive loss	(2,804)	(712)
Accumulated deficit	(190,761)	(176,748)
Total stockholders’ equity	288,667	301,514
Total liabilities and stockholders’ equity	$358,867	$381,347

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$11,359	$7,247
Total revenue	11,359	7,247
Operating expenses
Research and development	19,656	11,566
General and administrative	5,923	4,816
Total operating expenses	25,579	16,382
Loss from operations	(14,220)	(9,135)
Other income
Interest income and other income, net	207	114
Net loss	$(14,013)	$(9,021)
Unrealized losses on marketable securities	(2,092)	(7)
Comprehensive loss	$(16,105)	$(9,028)
Net loss per common share, basic and diluted	$(0.36)	$(0.28)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	38,591,966	31,761,207

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514
Issuance of common stock related to at-the-market offering program, net of issuance costs	2,173	—	(9)	—	—	(9)
Issuance of common stock upon exercise of stock options	104,704	—	662	—	—	662
Stock-based compensation	—	—	2,605	—	—	2,605
Other comprehensive loss	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	(14,013)	(14,013)
Balances as of March 31, 2022	38,639,922	$4	$482,228	$(2,804)	$(190,761)	$288,667

Balances as of December 31, 2020	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock related to at-the-market offering program, net of issuance costs	2,712,654	—	41,832	—	—	41,832
Issuance of common stock upon exercise of stock options	20,668	—	112	—	—	112
Vesting of early exercised common stock options and restricted stock	—	—	18	—	—	18
Stock-based compensation	—	—	1,918	—	—	1,918
Other comprehensive loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(9,021)	(9,021)
Balances as of March 31, 2021	32,270,538	$3	$369,130	$—	$(136,007)	$233,126

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,013)	$(9,021)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	464	382
Net amortization (accretion) of premiums (discounts) on marketable securities	349	454
Stock-based compensation	2,605	1,918
Changes in assets and liabilities
Accounts receivable	406	(1,045)
Prepaid expenses and other assets	400	199
Right-of-use assets	344	318
Accounts payable	863	260
Accrued and other liabilities	140	(615)
Contract liabilities	(10,796)	(6,202)
Lease liabilities	(409)	(372)
Net cash used in operating activities	(19,647)	(13,724)
Cash flows from investing activities
Purchases of property and equipment, net	(401)	(1,003)
Purchases of marketable securities	(64,300)	(38,738)
Maturities of marketable securities	46,940	76,176
Net cash (used in) provided by investing activities	(17,761)	36,435
Cash flows from financing activities
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	(9)	41,892
Proceeds from exercise of common stock options, net of repurchases	662	112
Net cash provided by financing activities	653	42,004
Net incresae (decrease) in cash, cash equivalents and restricted cash	(36,755)	64,715
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	92,152	72,143
Cash, cash equivalents and restricted cash, at end of period	$55,397	$136,858

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$55,291	$136,752
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$55,397	$136,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$19
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$550	$383
Unpaid offering costs	$—	$60
Vesting of early exercised options and restricted stock	$—	$18

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

At-the-Market Offering

On August 12, 2020, the Company filed a prospectus supplement to the prospectus dated June 10, 2020, activating its at-the-market facility by entering into an open market sale agreement (the “August 2020 Sales Agreement) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program. As of January 15, 2021, the Company exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, the Company entered into a new open market sale agreement (the “January 2021 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $90.0 million under an “at the market” offering program. For the three months ended March 31, 2022, the Company sold an aggregate of 2,173 shares for gross proceeds of $0.05 million under the January 2021 Sales Agreement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $190.8 million as of March 31, 2022. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $346.2 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. It is not necessary for the Company to use the same approach for all contracts. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company uses the expected value method to estimate the amount of variable consideration related to the reimbursement of PolQ and WRN program costs which is consistently applied throughout the life of the contract. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside the Company’s influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The FASB subsequently issued supplemental guidance to ASC 326 within ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2019-10 extended the effectiveness of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. ASU 2019-10 requires entities to make a one-time determination of whether an entity is eligible to be a smaller reporting company as of November 15, 2019 for the purpose of determining the effective date of ASU 2016-13. The Company determined that it was eligible to be a smaller reporting company as of November 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of these ASUs will have on its condensed financial statements and related disclosures.

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

As of March 31, 2022, financial assets measured and recognized at fair value are as follows (in thousands):

		March 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$154,600	$3	$(2,319)	$152,284
Corporate bonds	Level 2	74,346	1	(487)	73,860
Commercial paper	Level 2	64,795	—	(2)	64,793
Marketable securities		293,741	4	(2,808)	290,937
Money market funds(1)	Level 1	54,815	—	—	54,815
Total fair value of assets		$348,556	$4	$(2,808)	$345,752

(1)
Included in cash and cash equivalents on the balance sheet

As of December 31, 2021, financial assets measured and recognized at fair value are as follows (in thousands):

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

(1)
Included in cash and cash equivalents on the balance sheet

As of March 31, 2022 and December 31, 2021, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of March 31, 2022 and December 31, 2021.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(In Years)	2022	2021
Laboratory equipment	5	$7,222	$6,440
Computer equipment	3	261	117
Software	3	205	204
Leasehold improvements	Shorter of useful life or lease term	3,176	3,133
Furniture and fixtures	5	465	466
Total property and equipment		11,329	10,360
Less: Accumulated depreciation and amortization		(6,055)	(5,597)
Property and equipment, net		$5,274	$4,763

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development expenses	$9,156	$7,864
Accrued salaries and benefits	2,638	3,971
Legal and professional fees	642	485
Other	192	-
Accrued liabilities	$12,628	$12,320

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2022, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of March 31, 2022.

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2022 and March 31, 2021 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize certain research and experimental expenditures and amortize them over five or fifteen years pursuant to the Internal Revenue Code Section 174. Previously, such costs could be deducted in the period they were incurred. The Company has performed a high-level analysis of the impact of this provision as of March 31, 2022 and does not expect the income taxes to be material for the year ending December 31, 2022.

7. Common Stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2022	2021
Outstanding options under the 2015 and 2019 Plans	4,809,581	3,620,666
Shares available for grant under the 2019 Plan	1,170,529	922,826
Shares available under the Employee Stock Purchase Plan	988,265	602,935
Total	6,968,375	5,146,427

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. As of March 31, 2022, a total of 988,265 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded $0.1 million and $0.1 million, respectively, of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,298	$796
General and administrative	1,307	1,122
Total stock-based compensation expense	$2,605	$1,918

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2022	922,826	3,620,666	$12.36	7.92	$41.40
Additional shares authorized	1,541,322	—
Options granted	(1,310,654)	1,310,654	$12.89
Options exercised	—	(104,704)	$6.32
Options canceled	17,035	(17,035)	$20.08
Balance, March 31, 2022	1,170,529	4,809,581	$12.61	8.44	$9.00
Exercisable as of March 31, 2022		1,757,800	$8.39	7.06	$7.30
Vested and expected to vest as of March 31, 2022		4,809,581	$12.61	8.44	$9.00

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 and March 31, 2021 was $9.55 and $15.59 per share, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2022 and March 31, 2021 was $0.9 million and $0.3 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of March 31, 2022 and December 31, 2021, total unrecognized stock-based compensation expense for stock options was $31.9 million and $22.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.94 years and 2.61 years, respectively.

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

The Company had no repurchases of shares of common stock for the three months ended March 31, 2022 and 2021. There were no shares subject to repurchase as of March 31, 2022 and December 31, 2021.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Expected term	5.5 - 6.1 years	5.8 - 6.1 years
Expected volatility	88.2% - 103.6%	102.5% - 103.6%
Risk-free interest rate	0.6% - 2.4%	0.6% - 1.1%
Dividend yield	0%	0%

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

Restricted Stock

As of March 31, 2022 and December 31, 2021, there were no shares of restricted stock outstanding. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. The total fair value of restricted stock vested during the three months ended March 31, 2022 and March 31, 2021 was zero and $0.1 million, respectively.

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

GSK may initiate, or request that the Company initiates, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial, prior to GSK’s exercise of the Option. The Company will be responsible for the costs of research and early clinical development activities that the Company conducts for the MAT2A program prior to GSK’s exercise of the Option, excluding the costs of conducting the MAT2A Combination Trial. GSK will be solely responsible for costs of the conduct of the MAT2A Combination Trial, except for supply of the MAT2A product therefor, to be provided by the Company at its own cost. On January 31, 2022, GSK waived its rights under the GSK Collaboration Agreement to initiate, or request that the Company initiate, prior to GSK’s exercise of the Option, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial. Accordingly, the Company has no further obligation under the GSK Collaboration Agreement to supply MAT2A product for the MAT2A Combination Trial at its own cost. IDEAYA’s obligation to supply the MAT2A compound under MAT2A Combination Study was deemed a material right under the GSK Collaboration Agreement. See Note 10, Revenue Recognition, for more information.

Subject to GSK’s exercise of the Option, GSK will lead global clinical development for the MAT2A program, with IDEAYA responsible for 20% and GSK responsible for 80% of further development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for MAT2A products, as measured three and six years after global commercial launch thereof.

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

Pfizer Clinical Trial Collaboration and Supply Agreements

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

On March 11, 2022 and effective March 9, 2022, the Company and Pfizer entered into a second Clinical Trial Collaboration and Supply Agreement, or the Second Pfizer Agreement, pursuant to which the Company may, subject to FDA feedback and guidance, evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in MUM in a planned Phase 2 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, the Company is the sponsor of the planned combination trial and will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to the Company. The Company and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of IDE196 and crizotnib. The Company and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, on March 11, 2022 and effective March 9, 2022, the Company and Pfizer also entered into a third Clinical Trial Collaboration and Supply Agreement, or the Third Pfizer Agreement, pursuant to which the Company may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, the Company is the sponsor of the planned combination trial and will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to the Company. The Company and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotnib. The Company and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the Third Pfizer Agreement.

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales milestone payments of up to $29.0 million and mid to high single digit royalty payments of the net sales of licensed products. As of March 31, 2022, the Company has not achieved any of the development and sales milestones.

Cancer Research Technology Ltd. and the University of Manchester

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

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Three Months Ended March 31,
	2022	2021
MAT2A	$7,859	$1,467
Pol Theta	2,120	3,535
WRN	1,380	2,245
Total collaboration revenue	$11,359	$7,247

Contract balances

The following table presents the significant changes in the balance of contract liabilities during the three months ended March 31, 2022 (in thousands):

Contract liabilities
Balance as of December 31, 2021	$60,232
Reclassification to revenue, as the result of performance obligations satisfied	(11,359)
Increase in accounts receivable	563
Balance as of March 31, 2022	$49,436

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

If GSK elects to conduct the MAT2A Combination Trial, the Company will supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company will recognize revenue, as it transfers the control of the MAT2A product to GSK. On January 31, 2022, GSK waived its rights under the GSK Collaboration Agreement to conduct the MAT2A Combination Trial. Accordingly, the Company recognized revenue of $2.4 million related to the material right to supply MAT2A compound as the material right no longer exists and the Company has no further obligation related to the MAT2A Combination Trial.

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of March 31, 2022 (in thousands):

Performance Obligations	Allocation of Transaction Price
MAT2A R&D Services	$3,776
Pol Theta R&D Services	11,269
WRN R&D Services	19,090
MAT2A Option	17,494
Total transaction price allocated to the remaining performance obligations	$51,629

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

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(14,013)	$(9,021)
Denominator:
Weighted-average shares outstanding	38,591,966	31,778,686
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	(17,479)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	38,591,966	31,761,207
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.28)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2022	2021
Options to purchase common stock	4,809,581	3,534,536
Unvested restricted stock awards	—	7,313
Unvested early exercised common stock options	—	2,473
Total	4,809,581	3,544,322

12. Subsequent Event

On April 27, 2022, the FDA designated darovasertib as an Orphan Drug in MUM under 21 C.F.R Part 316. Under an Orphan Drug designation, the Company may be entitled to certain tax credits, exemption from user fees and, subject to FDA approval of a marketing application for darovasertib as a designated orphan-drug product, seven years of statutory marketing exclusivity.

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

We are leading research and development of IDE397 through early clinical development in collaboration with GSK pursuant to the GSK Collaboration Agreement. Our initial clinical development plans to evaluate IDE397 include dose escalation cohorts and multiple monotherapy expansion cohorts and combination cohorts of the Phase 1 clinical trial. We are enrolling patients having solid tumors with MTAP deletion identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

We are continuing to enroll additional patients into the dose escalation portion of the Phase 1 clinical trial. As of May 1, 2022, we have enrolled an aggregate total of 21patients in the Phase 1 IDE397 clinical. As of May 1, 2022, IDE397 has not yet reached its maximum tolerated dose, or MTD.

Following and subject to satisfactory completion of the dose escalation portion of the Phase 1 clinical trial, we plan to enroll patients having solid tumors with MTAP deletion into one or more monotherapy expansion arms focused on one or more selected solid tumor indications. We also plan to evaluate IDE397 in combination with one or more combination agents, including taxanes and other combination agents, in patients having tumors with MTAP deletion. Potential solid tumors we are considering for future evaluation in one or more expansion arm(s) and/or combination arm(s) of the clinical trial evaluating IDE397 include non-small cell lung cancer, or NSCLC, head and neck cancer, bladder cancer, gastric cancer, pancreatic cancer and esophagogastric cancer, among others.

We have amended the clinical trial protocol to support cohort expansion as monotherapy. Subject to satisfactory progression of the dose escalation portion of the Phase 1 clinical trial, we are targeting monotherapy cohort expansion and initiation of combination cohorts mid-year 2022. The timing of the monotherapy expansion and/or combination cohorts may be influenced by when we determine the MTD. Subject to GSK's exercise of its option, the clinical trial design for the expansion portion of the Phase 1 clinical trial includes an aggregate of 150 or more patients across expansion cohorts.

We are obtaining patient biopsies for translational research from dose escalation cohorts in the IDE397 Phase 1 clinical trial and we also plan to obtain patient biopsies from expansion cohorts in the clinical trial. We are evaluating pharmacodynamic, or PD, biomarkers, such as peripheral or plasma SAM and tumor SAM, as well as SDMA.

We reported preliminary clinical PK, PD and tolerability data in January 2022 and in March 2022. This clinical data included observed dose-proportional pharmacokinetic exposures across dose ranges of Cohort 1 through Cohort 5 of the Phase 1 dose escalation. The observed exposures across dose ranges of Cohort 4 and Cohort 5 were approximately in range of active exposure targets established from preclinical models. Data from dose escalation cohorts through Cohort 5 showed preliminary clinical activity with monotherapy, including pharmacodynamic response in plasma SAM, dose- and/or exposure-dependent pharmacodynamic modulation, and tumor reductions or stasis in multiple patients with MTAP deleted advanced or metastatic solid tumors. The reported data demonstrated a dose- and/or exposure-dependent pharmacodynamic modulation, reflected as a reduction in plasma SAM, a proximal pharmacodynamic marker, in evaluable plasma samples across dose ranges of Cohort 1 through Cohort 5. These data also reflected a dose- and/or exposure-dependent pharmacodynamic modulation of symmetric dimethyl arginine, or SDMA, in evaluable tumor biopsies from Cohort 4 through Cohort 5. We observed tumor shrinkage in multiple patients in early dose escalation Cohorts 2 and 3 (n=3, n=2, respectively), including in a Cohort 2 NSCLC patient (approximately 15% reduction in target lesions) and in a Cohort 3 adenoid cystic carcinoma patient with a lung metastasis (approximately 11% reduction in target lesions), pursuant to RECIST v1.1 criteria.

Subject to initiation of an expansion cohort or establishing a MTD, we are targeting delivery of an IDE397 option data package to GSK mid-year 2022. Delivery of the option data package to GSK would trigger an evaluation period for GSK to decide whether to exercise its option to develop IDE397.

The GSK option data package comprises preclinical data and clinical data from the IDE397 monotherapy dose escalation study of the Phase 1 clinical trial, including safety and tolerability data, pharmacokinetic data and pharmacodynamic modulation of SAM and tumor SDMA. The GSK option is exercisable within a period after we deliver the option data package. Subject to GSK’s election to opt‐in and, if required, HSR clearance, we are entitled to receive a $50 million opt‐in payment from GSK.

If GSK exercises its option and makes the related $50 million payment to us, GSK would lead global clinical development of IDE397. We will be responsible for 20% of future worldwide development costs and GSK will be responsible for 80%. Assuming GSK decides to exercise the option, we will be eligible to receive future development and regulatory milestones of up to $465 million. If GSK decides to exercise the option and upon commercialization, we will also receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales ranging from high single digit to sub-teen double digit percentages, as well as certain commercial milestones of up to $475 million.

Preclinical efficacy studies are ongoing with IDE397 and certain potential combination agents, including combination agents which represent a standard-of-care agent in one or more oncology indications. Based on preliminary results, we have observed in vivo efficacy with enhanced TGI and/or tumor regressions for IDE397 in combination with taxanes such as paclitaxel and docetaxel, with pemetrexed, and with a small molecule inhibitor targeting our MTAP-SL target, in relevant MTAP-null xenograft models.

PARG

We are advancing our preclinical research for an inhibitor of poly (ADP-ribose) glycohydrolase, or PARG, for patients having tumors with homologous recombination deficiencies, or HRD, and potentially other genetic and/or molecular signatures.

We are targeting to submit an IND for our PARG inhibitor development candidate, IDE161, in the fourth quarter of 2022, subject to satisfactory completion of ongoing preclinical and IND-enabling studies. We are also continuing preclinical evaluation of additional compounds in the lead series as an additional potential development candidate or back-up compound.

We are evaluating the efficacy of our PARG inhibitors as monotherapy across a number of solid tumor CDX and PDX models with specific genetic alterations. One of our PARG inhibitor compounds, designated as IDB-PARG, has demonstrated dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple CDX models and PDX models, including in ovarian cancer, gastric cancer and breast cancer models. In vivo studies in CDX and PDX models have shown evidence of differentiation from a PARP inhibitor, niraparib, including enhanced TGI relative to such PARP inhibitor and, in certain models, tumor regressions in models which are refractory to such PARP inhibitor. We have also observed dose-dependent modulation of a PD biomarker, PAR polymer chains, across multiple in vivo CDX models, including in ovarian cancer, gastric cancer and breast cancer models.

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

Subject to ongoing preclinical studies, we are, in collaboration with GSK, targeting to select a development candidate Pol Theta small molecule Pol Theta ATPase domain inhibitor in the second quarter of 2022.

We have shown combination activity of our Pol Theta ATPase inhibitor with multiple PARP inhibitors, including niraparib. We have demonstrated synergistic in vivo efficacy of a Pol Theta ATPase inhibitor with niraparib. Tumor regressions were observed in multiple in vivo xenograft models in a combination study, including a durable response, for example out to 80 days, in multiple models.

We plan to continue further preclinical development of our POLQ program, including both protein degraders and small molecule inhibitors, in collaboration with GSK pursuant to the GSK Collaboration. We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Pol Theta helicase inhibitor from preclinical development into early Phase 1 clinical trials.

Werner Helicase

We are also continuing to advance our preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase, or WRN, for patients having tumors with high microsatellite instability, or MSI.

We have observed dose-dependent cellular viability effect and a dose-dependent cellular PD, response in multiple MSI high cell lines. We have also demonstrated in vivo efficacy with tumor regression and PD response in a relevant MSI high model.

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

Other Synthetic Lethality Pipeline Programs

We have initiated early preclinical research programs to identify small molecule inhibitors for a target in the MTAP-synthetic lethality pathway, or MTAP-SL, for patients having tumors with MTAP deletion. We believe an

MTAP-SL inhibitor may be complementary to our IDE397 clinical candidate targeting MAT2A as a combination of two synthetic lethality therapeutics for patients selected based on tumors harboring MTAP deletion.

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

We are clinically evaluating darovasertib in a Phase 1/2 clinical trial, designated as IDE196-001, in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as skin melanoma, or cutaneous melanoma.

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

We are planning to present additional interim clinical data from the MUM Phase 2 darovasertib/crizotinib arm of the clinical trial in mid-year 2022. We are also targeting to obtain guidance from the FDA in mid-year 2022 on a clinical trial design for enabling a potential registrational trial in MUM. The timing of the clinical data and FDA guidance may be influenced by data maturity, including for example, appropriate interim assessments of median duration of response, or DOR, and/or median progression free survival. Subject to FDA guidance, we plan to evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in MUM in a Phase 2 potential registration-enabling clinical trial pursuant to the Second Pfizer Agreement.

Based on preliminary darovasertib monotherapy clinical data and its mechanism of action, we anticipate darovasertib clinical activity independent of Human Leukocyte Antigen, or HLA, status in GNAQ/11-mutation cancers.

In coordination with St. Vincent’s Hospital Sydney Limited, we plan to initiate an Investigator Sponsored Trial, or IST, to evaluate darovasertibin a neo-adjuvant and adjuvant setting in primary, non-metastatic uveal melanoma, or UM, patients.

We are also clinically evaluating darovasertib in combination with crizotinib in non-MUM cancers having GNAQ/11 mutations, with a current focus in skin melanoma, pursuant to the Pfizer Agreement.

We are evaluating potential expansion opportunities in oncology for darovasertib. We are planning to evaluate, subject to preclinical validation, darovasertib in combination with crizotinib in cMET-driven solid tumors such as hepatocellular carcinoma, or HCC, or NSCLC in a Phase 1 clinical trial pursuant to the Third Pfizer Agreement. We are preclinically studying darovasertib in combination with a KRAS inhibitor in certain solid tumors.

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

We are continuing patient enrollment into the Phase 2 clinical trial to evaluate the darovasertib / crizotinib combination in MUM and in patients having other solid tumors with activating GNAQ/11 mutations, with a focus on GNAQ/11 skin melanoma. As of May 1, 2022, we have enrolled an aggregate total of 72 MUM patients in the darovasertib / crizotinib arm of our Phase 1/2 clinical trial and are prioritizing enrollment into first-line MUM based on observed early clinical partial responses.

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

These preliminary clinical data provide clinical proof-of-concept for the darovasertib and crizotinib synthetic lethal combination treatment in MUM. These data also inform potential expansion opportunities for darovasertib in combination with a cMET inhibitor in other cMET-driven tumors.

Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to darovasertib, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.

Orphan Drug Designation

On April 27, 2022, the FDA designated darovasertib as an Orphan Drug in MUM under 21 C.F.R Part 316. Under an Orphan Drug designation, we may be entitled to certain tax credits, exemption from user fees and, subject to FDA approval of a marketing application for darovasertib as a designated orphan-drug product, seven years of statutory marketing exclusivity.

Regulatory Guidance for Potentially Registration-Enabling Clinical Trial

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

Subject to feedback and guidance from the FDA, we are considering scenarios for potential registrational clinical studies. In one scenario, a single-arm Phase 2 clinical trial could comprise further enrollment of patients into the current single-arm Phase 2 clinical trial evaluating darovasertib and crizotinib as combination therapy in MUM. In an alternative scenario, a randomized Phase 2 clinical trial could comprise a darovasertib and crizotinib combination arm as well as comparative arm in MUM. The comparative agent could be, for example, darovasertib monotherapy. In either approach, we believe there may be an opportunity for an accelerated approval based on the Phase 2 ORR as a primary endpoint, with a post-approval randomized Phase 3 as a confirmatory study based on progression free survival and/or overall survival as endpoints.

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

In addition, we are exploring potential expansion opportunities in GNAQ/11 rare diseases, such as Sturge Weber Syndrome and Port Wine Stain.

Prospectus Supplement - At-the-Market Facility

On August 12, 2020, we filed a prospectus supplement to the prospectus dated June 10, 2020, activating our at-the-market, or ATM, facility by entering into an Open Market Sale Agreement, or August 2020 Sales Agreement, with Jefferies LLC, or Jefferies, relating to shares of our common stock offered by the prospectus supplement and the accompanying prospectus. Pursuant to the terms of the August 2020 Sales Agreement, we could offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $50.0 million from time to time through Jefferies acting as agent. As of January 15, 2021, we exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, we entered into a new Open Market Sale Agreement, or January 2021 Sales Agreement, with Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of its common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $90.0 million through Jefferies as its sales agent. Pursuant to each of the August 2020 Sales Agreement and the January 2021 Sales Agreement, Jefferies, as sales agent, receives a commission of 3.0% of the aggregate gross proceeds that the Company receives from each sale of its shares of common stock sold under the August 2020 Sales Agreement and the January 2021 Sales Agreement.

During the three months ended March 31, 2022, we sold an aggregate of 2,173 shares of our common stock for aggregate gross proceeds of $0.05 million at a weighted average sales price of approximately $24.01 per share under the at-the-market offering pursuant to the January 2021 Sales Agreements with Jefferies as sales agent. As of March 31, 2022, approximately $73.7 million of common stock remained available to be sold under the ATM facility.

Corporate Update

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations through March 31, 2022 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, an affiliate of GSK, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through a follow-on underwritten public offering in July 2021. Additionally, we received a non-dilutive upfront cash payment from GSK in July 2020 in connection with the GSK Collaboration Agreement.

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

Our net losses were $14.0 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $190.8 million.

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

As of March 31, 2022, we had cash, cash equivalents, and short-term and long-term marketable securities of $346.2 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed May 10, 2022.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
	March 31, 2022	December 31, 2021
External clinical development expenses (1):
IDE397	$1,812	$1,081
IDE196	2,608	2,068
Personnel related and stock-based compensation	6,374	5,068
Other research and development expenses	8,862	7,892
Total research and development expenses	$19,656	$16,109

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

The following table summarizes our external clinical development expenses by program for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
External clinical development expenses (2):
IDE397	$1,812	$1,023
IDE196	2,608	1,575
Personnel related and stock-based compensation	6,374	4,015
Other research and development expenses	8,862	4,953
Total research and development expenses	$19,656	$11,566

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

Other Income

Interest Income and Other Income, Net

Interest income and other income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021	Change	% Change
Revenue:
Collaboration revenue	$11,359	$2,963	$8,396	283%
Operating expenses:
Research and development	19,656	16,109	3,547	22%
General and administrative	5,923	5,223	700	13%
Loss from operations	(14,220)	(18,369)	4,149	23%
Interest income and other income, net	207	157	50	32%
Net loss	$(14,013)	$(18,212)	$4,199	23%

Collaboration Revenue

Collaboration revenue increased by $8.4 million, or 283%, from the three months ended December 31, 2021 to the three months ended March 31, 2022. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period. The Company recognized $2.4 million in revenue during the three months ended March 31, 2022 resulting from the GSK waiver to conduct the MAT2A Combination Trial.

Research and Development Expenses

Research and development expenses increased by $3.5 million, or 22%, from the three months ended December 31, 2021 to the three months ended March 31, 2022. The increase in research and development expenses was primarily due to an increase in personnel-related expenses of $1.3 million and an increase in fees paid to CROs of $0.8 million and consultants of $1.5 million related to the advancement of our preclinical and clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 13%, from the three months ended December 31, 2021 to the three months ended March 31, 2022. The increase in general and administrative expenses was due to increases in personnel-related expenses of $0.5 million and consulting fees of $0.2 million.

Interest Income and Other Income, Net

Interest income and other income, net increased by $0.05 million, or 32%, from the three months ended December 31, 2021 to the three months ended March 31, 2022, primarily due to lower amortization of premiums on marketable securities that offset against interest income during the three months ended March 31, 2022.

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenue:
Collaboration revenue	$11,359	$7,247	$4,112	57%
Operating expenses:
Research and development	19,656	11,566	8,090	70%
General and administrative	5,923	4,816	1,107	23%
Loss from operations	(14,220)	(9,135)	(5,085)	(56%)
Interest income and other income, net	207	114	93	82%
Net loss	$(14,013)	$(9,021)	$(4,992)	(55%)

Collaboration Revenue

Collaboration revenue increased by $4.1 million in the three months ended March 31, 2022. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period. The Company recognized $2.4 million in revenue during the three months ended March 31, 2022 resulting from the GSK waiver to conduct the MAT2A Combination Trial.

Research and Development Expenses

Research and development expenses increased by $8.1 million, or 70%, from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase in research and development expenses was primarily due to increases of $2.4 million in personnel-related expenses mainly due to an increase in headcount to support our growth, $1.0 million in fees paid to CROs and $3.7 million paid to CMOs and consultants related to the advancement of our preclinical and clinical studies, and $1.0 million in other costs primarily for laboratory supplies, licensing fees and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 23%, from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to increases of $0.7 million in personnel-related expenses and $0.4 million in consulting fees.

Interest Income and Other Income, Net

Interest income and other income, net increased by $0.1 million, or 82%, from the three months ended March 31, 2021 to the three months ended March 31, 2022, primarily due to lower amortization of premiums on marketable securities that offset against interest income during the three months ended March 31, 2022.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $346.2 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2022 and March 31, 2021, we had net losses of $14.0 million and $9.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2022, we had an accumulated deficit of $190.8 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations in support of our long-term cash requirements.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of March 31, 2022, 2021, we expect to make the total lease payments of $5.2 million through July 2024.

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

Pursuant to the GSK Collaboration Agreement, subject to GSK’s exercise of an option to obtain an exclusive, sublicensable license to make, have made, use, sell, offer for sale and import MAT2A Compounds and MAT2A Products, we will be responsible for 20% of further development costs for the MAT2A program thereafter. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for MAT2A products, as measured three and six years after global commercial launch thereof. Also, we will be responsible for 20% of global research and development costs for the WRN program. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof. We may opt out of 50% U.S. net profit share and corresponding development cost share for the MAT2A program and/or the WRN program.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(19,647)	$(13,724)
Investing activities	(17,761)	36,435
Financing activities	653	42,004
Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,755)	$64,715

Cash Flows from Operating Activities

Net cash used in operating activities was $19.6 million for the three months ended March 31, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $14.0 million, adjusted for net non-cash charges of $3.4 million and changes in net operating assets and liabilities of $9.0 million. Our non-cash charges consisted of $2.6 million in stock-based compensation, $0.3 million amortization of premium on marketable securities and $0.5 million in depreciation. The net change in our operating assets and liabilities consisted primarily of decreases of $10.8 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $0.4 million in lease liabilities, $0.3 million in right-of-use assets, $0.4 million in prepaid expenses and other assets and $0.4 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement, partially offset by an increase of $0.9 million in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $17.8 million for the three months ended March 31, 2022, which consisted of $64.3 million used to purchase marketable securities and $0.4 million used to purchase property and equipment, partially offset by $46.9 million provided by maturities of marketable securities.

Net cash provided by investing activities was $36.4 million for the three months ended March 31, 2021, which consisted of $76.2 million provided by maturities of marketable securities, partially offset by $38.7 million used to purchase marketable securities and $1.0 million used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2022, which consisted primarily of $0.7 million of net proceeds from exercise of common stock options.

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 18, 2022. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 18, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2022, we had cash equivalents and marketable securities of $346.2 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

We have had significant operating losses since our inception. Our net losses for the three months ended March 31, 2022 and 2021 were $14.0 million and $9.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of $190.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1 clinical trial being conducted by Novartis and in a Phase 1/2 clinical trial we are conducting. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $346.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib and IDE397 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and MAT2A program (if GSK exercises its exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products). These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our two most advanced product candidates, IDE397 and darovasertib, are in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE397 is currently being evaluated in an ongoing Phase 1 clinical trial to evaluate IDE397 for the treatment of patients with MTAP deletion. Darovasertib is currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019, including the combination arm with crizotinib that we initiated in December 2020. Darovasertib is also being tested in an earlier-initiated, ongoing Phase 1 clinical trial conducted by Novartis in patients with metastatic uveal melanoma. Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

Our clinical trial collaboration and supply agreements with Pfizer for the supply of their cMET inhibitor, crizotinib, support our plans to evaluate the safety and efficacy of darovasertib in combination with crizotinib. If Pfizer delays or fails to supply crizotinib in support of the combination arms of the darovasertib clinical trial, the development program as pertaining to combination of darovasertib with a cMET inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate darovasertib in combination with one or more anti-cancer agent(s) in addition to crizotinib, such as a different inhibitor of cMET or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. This may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including darovasertib or IDE397, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates, such as darovasertib, may be co-administered with third-party approved or experimental therapies, such as crizotinib in the combination arms of our Phase 1/2 clinical trial. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

To date, only two of our product candidates, IDE397 and darovasertib, have been tested in clinical trials, including an ongoing Phase 1 clinical trial of IDE397 and an ongoing Phase 1 clinical trial and an ongoing Phase 1/2 clinical trial of darovasertib, and they have been observed to be generally well tolerated, with certain drug-related SAEs and AEs being reported for darovasertib, as monotherapy and in combination with crizotinib.

If unacceptable side effects arise in the further development of darovasertib, including in combination with crizotinib, in the further development of IDE397, or in the development of any of our other product candidates, we, the FDA, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

Although we may apply for orphan drug designation for our product candidates, we may not receive the designation we apply for. Even if we received orphan drug designation for one or more of our product candidates, which we have received for darovasertib in metastatic uveal melanoma, there is no guarantee that we will obtain approval or orphan drug exclusivity for the product. Even if we obtain approval and orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional orphan drug designations for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

Although we believe that darovasertib is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For darovasertib, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are actively developing therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PKC iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC. We are aware of other companies that are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 (tebentafusp), also known under its branded name of Kimmtrak, which was approved by the FDA in January 2022 for the treatment of HLA-A*02:01-positive unresectable or metastatic uveal melanoma. Immunocore has disclosed in regulatory filings that of the approximately 5,000 to 6,000 estimated new cases of primary uveal melanoma per annum, there is an estimated addressable patient population of 1,000 patients per annum which have metastatic uveal melanoma that are HLA-A*02:01-positive and will be eligible for treatment with Kimmtrak. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), GSK (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Servier is developing AG-270 in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Additionally, several other early-stage companies, including Anticancer Bioscience, Artios, Breakpoint, Cyteir, Foghorn, FoRx, KSQ, MetaboMed, Mirati, NeoMed, Repare, Ribon, Ryvu, Silicon (a part of Roivant), Tango, Vividion and Zai Lab are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of March 31, 2022, we had 87 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of April 2022, the coronavirus has spread to most regions of the world and, although infection rates have declined, the United States continues to experience outbreaks of COVID-19 and its variant strains, particularly in certain states. As states and localities increasingly lift COVID-19 protocols, we will continue to monitor the extent and impact of the pandemic and, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely. Some of these third parties have experienced shut-downs, supply chain and experimental study interruptions or slow-downs, and more third parties could experience such shut-downs, interruptions or slow-downs. Individuals at our company or at such third parties could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. At various times during the COVID-19 pandemic, we have requested that many of our personnel, including all of our administrative employees, work remotely, restricting on-site staff to generally only those personnel and contractors who perform research activities. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the three months ended March 31, 2022, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Risks Related to Our Dependence on Third Parties

The commercial success of our partnered product candidates in our MAT2A (if GSK exercises the Option and obtains HSR Clearance thereof), POLQ and WRN programs, which are part of the GSK Collaboration Agreement, will depend in large part on the development and marketing efforts of GSK. If GSK is unable to perform in accordance with the terms of the GSK Collaboration Agreement, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

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

Although no third party has asserted a claim of patent infringement against us as of March 31, 2022, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397 (if GSK does not exercise its option to obtain an exclusive license to continue development of and commercialize MAT2A products), our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2022, we have outstanding a total of 38.6 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of March 31, 2022, approximately 7.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the

Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

10.1†	Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of March 9, 2022. (“Second Pfizer Agreement”).				X

10.2†	Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of March 9, 2022. (“Third Pfizer Agreement”).				X

10.3†	Amendment No. 2 to Collaboration, Option and License Agreement between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. effective as of January 31, 2022.				X

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

X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.				X

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

IDEAYA Biosciences, Inc.

Date: May 10, 2022	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)