Form 10-Q
period 2022-06-30
IDEAYA Biosciences, Inc.
filed 2022-08-15
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the registrant had 39,305,802 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our IDE397 Phase 1/2 and IDE196 Phase 1/2 clinical trials;
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
•
the timing and amount of any milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with GSK;
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc., Clinical Trial and Supply Agreement with Amgen Inc., our License Agreement with Novartis and our Option and License Agreement with Cancer Research United Kingdom, or Cancer Research UK, and University of Manchester;

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended June 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$49,106	$92,046
Short-term marketable securities	219,514	154,724
Accounts receivable	288	1,103
Prepaid expenses and other current assets	3,281	3,123
Total current assets	272,189	250,996
Restricted cash	106	106
Long-term marketable securities	55,171	121,293
Property and equipment, net	7,163	4,763
Right-of-use assets	3,204	3,898
Other non-current assets	174	291
Total assets	$338,007	$381,347
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,227	$2,100
Accrued liabilities	16,230	12,320
Contract liability	35,849	29,040
Operating lease liabilities - current	1,783	1,699
Total current liabilities	58,089	45,159
Long-term contract liability	8,025	31,192
Long-term operating lease liabilities	2,572	3,482
Total liabilities	68,686	79,833
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 38,704,010 and 38,533,045 shares issued and outstanding as of June 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	485,763	478,970
Accumulated other comprehensive loss	(3,629)	(712)
Accumulated deficit	(212,817)	(176,748)
Total stockholders’ equity	269,321	301,514
Total liabilities and stockholders’ equity	$338,007	$381,347

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$5,851	$8,756	$17,210	$16,003
Total revenue	5,851	8,756	17,210	16,003
Operating expenses
Research and development	22,796	14,979	42,451	26,546
General and administrative	5,554	4,828	11,478	9,643
Total operating expenses	28,350	19,807	53,929	36,189
Loss from operations	(22,499)	(11,051)	(36,719)	(20,186)
Other income
Interest income and other income, net	443	104	650	218
Net loss	$(22,056)	$(10,947)	$(36,069)	$(19,968)
Unrealized losses on marketable securities	(825)	(3)	(2,917)	(11)
Comprehensive loss	$(22,881)	$(10,950)	$(38,986)	$(19,979)
Net loss per common share, basic and diluted	$(0.57)	$(0.33)	$(0.93)	$(0.62)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	38,660,971	32,854,926	38,626,659	32,321,481

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2022	38,639,922	$4	$482,228	$(2,804)	$(190,761)	$288,667
Issuance of common stock related to at-the-market offering program, net of issuance costs	—	—	(66)	—	—	(66)
Issuance of common stock upon exercise of stock options	18,209	—	122	—	—	122
Employee stock purchase plan (ESPP) purchase	45,879	—	435	—	—	435
Stock-based compensation	—	—	3,044	—	—	3,044
Other comprehensive loss	—	—	—	(825)	—	(825)
Net loss	—	—	—	—	(22,056)	(22,056)
Balances as of June 30, 2022	38,704,010	$4	$485,763	$(3,629)	$(212,817)	$269,321

Balances as of March 31, 2021	32,270,538	$3	$369,130	$(1)	$(136,007)	$233,125
Issuance of common stock related to at-the-market offering	695,218	—	15,454	—	—	15,454
Issuance of common stock upon exercise of stock options	39,292	—	243	—	—	243
Employee stock purchase plan (ESPP) purchase	28,745	—	327	—	—	327
Vesting of early exercised common stock options and restricted stock	—	—	3	—	—	3
Stock-based compensation	—	—	2,058	—	—	2,058
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,947)	(10,947)
Balances as of June 30, 2021	33,033,793	$3	$387,215	$(4)	$(146,954)	$240,260

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514
Issuance of common stock related to at-the-market offering program, net of issuance costs	2,173	—	(75)	—	—	(75)
Issuance of common stock upon exercise of stock options	122,913	—	784	—	—	784
Employee stock purchase plan (ESPP) purchase	45,879	—	435	—	—	435
Stock-based compensation	—	—	5,649	—	—	5,649
Other comprehensive loss	—	—	—	(2,917)	—	(2,917)
Net loss	—	—	—	—	(36,069)	(36,069)
Balances as of June 30, 2022	38,704,010	$4	$485,763	$(3,629)	$(212,817)	$269,321

Balances as of December 31, 2020	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock related to at-the-market offering program	3,407,872	—	57,286	—	—	57,286
Issuance of common stock upon exercise of stock options	59,960	—	355	—	—	355
Employee stock purchase plan (ESPP) purchase	28,745	—	327	—	—	327
Vesting of early exercised common stock options and restricted stock	—	—	21	—	—	21
Stock-based compensation	—	—	3,976	—	—	3,976
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(19,968)	(19,968)
Balances as of June 30, 2021	33,033,793	$3	$387,215	$(4)	$(146,954)	$240,260

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(36,069)	$(19,968)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	974	826
Net amortization (accretion) of premiums (discounts) on marketable securities	518	899
Stock-based compensation	5,649	3,976
Amortization of right-of-use assets	694	642
Changes in assets and liabilities
Accounts receivable	815	552
Prepaid expenses and other assets	(51)	(1,719)
Accounts payable	1,916	796
Accrued and other liabilities	3,099	1,724
Contract liabilities	(16,358)	(13,633)
Lease liabilities	(826)	(749)
Net cash used in operating activities	(39,639)	(26,654)
Cash flows from investing activities
Purchases of property and equipment, net	(2,342)	(1,581)
Purchases of marketable securities	(102,222)	(133,046)
Maturities of marketable securities	100,119	117,663
Sales of marketable securities	—	4,018
Net cash used in investing activities	(4,445)	(12,946)
Cash flows from financing activities
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	(75)	57,308
Proceeds from ESPP purchase	784	327
Proceeds from exercise of common stock options, net of repurchases	435	355
Net cash provided by financing activities	1,144	57,990
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,940)	18,390
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	92,152	72,143
Cash, cash equivalents and restricted cash, at end of period	$49,212	$90,533

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$49,106	$90,427
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$49,212	$90,533

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$4
Cash paid for interest	$32	$37
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$1,021	$378
Unpaid offering costs	$—	$171
Vesting of early exercised options and restricted stock	$—	$21

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

At-the-Market Offering

On August 12, 2020, the Company filed a prospectus supplement to the prospectus dated June 10, 2020, activating its at-the-market facility by entering into an open market sale agreement (the “August 2020 Sales Agreement") with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program. As of January 15, 2021, the Company exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, the Company entered into a new open market sale agreement (the “January 2021 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $90.0 million under an “at the market” offering program. For the six months ended June 30, 2022, the Company sold an aggregate of 2,173 shares for gross proceeds of $0.05 million under the January 2021 Sales Agreement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $212.8 million as of June 30, 2022. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $323.8 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

As of June 30, 2022, financial assets measured and recognized at fair value are as follows (in thousands):

		June 30, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$140,484	$—	$(2,918)	$137,566
Corporate bonds	Level 2	72,275	—	(710)	71,565
Commercial paper	Level 2	65,554	—	(1)	65,553
Marketable securities		278,313	—	(3,629)	274,684
Money market funds(1)	Level 1	49,195	—	—	49,195
Total fair value of assets		$327,508	$—	$(3,629)	$323,879

(1)
Included in cash and cash equivalents on the condensed balance sheets.

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

(1)
Included in cash and cash equivalents on the condensed balance sheets.

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of June 30, 2022 and December 31, 2021, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of June 30, 2022 and December 31, 2021.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(In Years)	2022	2021
Laboratory equipment	5	$9,298	$6,440
Computer equipment	3	262	117
Software	3	242	204
Leasehold improvements	Shorter of useful life or lease term	3,301	3,133
Furniture and fixtures	5	506	466
Total property and equipment		13,609	10,360
Less: Accumulated depreciation and amortization		(6,446)	(5,597)
Property and equipment, net		$7,163	$4,763

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$11,219	$7,864
Accrued salaries and benefits	3,475	3,971
Legal and professional fees	726	485
Accrued fixed assets	810	—
Accrued liabilities	$16,230	$12,320

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2022, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2022.

6. Income Taxes

For the three and six months ended June 30, 2022 and 2021, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize certain research and experimental expenditures and amortize them over five or fifteen years pursuant to the Internal Revenue Code Section 174. Previously, such costs may be deducted in the period they are incurred. As of June 30, 2022, the Company has performed a high-level assessment of the potential tax impact related to this change in tax law and does not expect to have any material tax impact for the year ending December 31, 2022.

7. Common Stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2022	2021
Outstanding options under the 2015 and 2019 Plans	4,922,224	3,620,666
Shares available for grant under the 2019 Plan	1,039,677	922,826
Shares available under the Employee Stock Purchase Plan	942,386	602,935
Total	6,904,287	5,146,427

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. As of June 30, 2022, a total of 942,386 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the six months ended June 30, 2022 and June 30, 2021, the Company recorded $0.2 million and $0.2 million, respectively, of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,603	$873	$2,901	$1,669
General and administrative	1,441	1,185	2,748	2,307
Total stock-based compensation expense	$3,044	$2,058	$5,649	$3,976

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2022	922,826	3,620,666	$12.36	7.92	$41.40
Additional shares authorized	1,541,322	—
Options granted	(1,552,180)	1,552,180	$12.72
Options exercised	—	(122,913)	$6.38
Options canceled	127,709	(127,709)	$12.84
Balance, June 30, 2022	1,039,677	4,922,224	$12.61	8.26	$14.60
Exercisable as of June 30, 2022		1,994,118	$9.36	6.99	$11.00
Vested and expected to vest as of June 30, 2022		4,922,224	$12.61	8.26	$14.60

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 and June 30, 2021 was $9.43 and $15.71 per share, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2022 and June 30, 2021 was $1.0 million and $0.9 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of June 30, 2022 and December 31, 2021, total unrecognized stock-based compensation expense for stock options was $30.1 million and $22.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.82 years and 2.61 years, respectively.

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

The Company had no repurchases of shares of common stock for the six months ended June 30, 2022 and 2021. There were no shares subject to repurchase as of June 30, 2022 and December 31, 2021.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended June 30,		Six months Ended June 30,
	2022	2021	2022	2021
Expected term	6.1 years	5.5 - 6.1 years	6.1 years	5.5 - 6.1 years
Expected volatility	87.5% - 87.8%	96.0% - 102.8%	87.5% - 89.9%	96.0% - 103.6%
Risk-free interest rate	2.7% - 3.0%	0.8% - 1.1%	1.6% - 3.0%	0.6% - 1.1%
Dividend yield	0%	0%	0%	0%

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

Restricted Stock

As of June 30, 2022 and December 31, 2021, there were no shares of restricted stock outstanding. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. The total fair value of restricted stock vested during the six months ended June 30, 2022 and June 30, 2021 was zero and $0.1 million, respectively.

9. Significant Agreements

GlaxoSmithKline Collaboration, Option and License Agreement

In June 2020, the Company entered into a Collaboration, Option and License Agreement, or the GSK Collaboration Agreement (the "Agreement"), with an affiliate of GlaxoSmithKline, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK, pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting methionine adenosyltransferase 2a, or MAT2A, DNA Polymerase Theta, or Pol Theta or POLQ, and Werner Helicase, or WRN. On July 27, 2020 (the “Effective Date”), the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the Agreement, GSK paid the Company $100.0 million on July 31, 2020.

MAT2A Program

Under the MAT2A program, the Company is leading research and development efforts through the early clinical development stage. In addition, the Company granted GSK an option to obtain an exclusive license to further the development and commercialization of MAT2A products arising out of the MAT2A program, or the Option.

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

The Company delivered an Option data package to GSK pursuant to the GSK Collaboration Agreement comprising preclinical and clinical data resulting from the Company's conduct of a dose-escalation portion of the MAT2A Phase

1 monotherapy clinical trial. The Option is exercisable by GSK within a specified period of time. GSK had not informed the Company of its decision on whether to exercise the Option as of June 30, 2022.

Subsequent to quarter end, on August 12, 2022, the Company received notice from GSK waiving its rights to exercise its option to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A pursuant to the GSK Collaboration Agreement. As such, the Company has recaptured and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. The Company will be responsible for the costs of further research and clinical development activities that the Company conducts for the MAT2A program.

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

In June 2022, the Company announced the nomination of development candidate selection for the POLQ GLP Toxicology Study Initiation milestone. The milestone remains fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods.

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

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or the Supply Agreement, as amended in September 2020, April 2021 and August 2021. Pursuant to the Supply Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and an investigational cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. Under the Supply Agreement, the Company will sponsor a Phase 1/2 clinical trial, and Pfizer will supply the Company with binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Supply Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial.

In March 2022, the Company and Pfizer entered into a second Clinical Trial Collaboration and Supply Agreement, or the Second Pfizer Agreement, pursuant to which the Company may, subject to FDA feedback and guidance, evaluate darovasertib and Pfizer’s investigational cMET inhibitor, crizotinib, as a combination therapy in MUM in a planned Phase 2 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, the Company is the sponsor of the planned combination trial and will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to the Company. The Company and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of IDE196 and crizotnib. The Company and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, in March 2022, the Company and Pfizer also entered into a third Clinical Trial Collaboration and Supply Agreement, or the Third Pfizer Agreement, pursuant to which the Company may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and Pfizer’s investigational cMET inhibitor, crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, the Company is the sponsor of the planned combination trial and will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to the Company. The Company and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotnib. The Company and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the Third Pfizer Agreement.

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales-based milestone payments of up to $29.0 million and mid to high single-digit royalty payments based on net sales of the licensed products. Because the achievement of these milestones had not occurred or was not considered probable as of June 30, 2022, such contingencies have not been recorded in the Company's condensed consolidated financial statements.

Cancer Research Technology Ltd. and the University of Manchester License Agreement

In January 2022, the Company exercised its option for an exclusive worldwide license covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (CRT) and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000. The Company will be obligated to make payments to CRT aggregating up to £19.5 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. The Company will also pay low single-digit tiered royalties, and potentially also sales-based milestones, to CRT based on net sales of licensed products. In addition, in the event the Company sublicenses the intellectual property, it will also be obligated to pay CRT a specified percentage of any sublicense revenue.

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MAT2A	$3,740	$1,763	$11,599	$3,230
Pol Theta	1,224	5,074	3,344	8,609
WRN	887	1,919	2,267	4,164
Total collaboration revenue	$5,851	$8,756	$17,210	$16,003

Contract balances

The following table presents the significant changes in the balance of contract liabilities during the six months ended June 30, 2022 (in thousands):

Contract liabilities
Balance as of December 31, 2021	$60,232
Reclassification to revenue, as the result of performance obligations satisfied	(17,210)
Cash received for cost reimbursements	564
Increase in accounts receivable	288
Balance as of June 30, 2022	$43,874

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
Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”)

The Company will recognize revenue related to amounts allocated to the MAT2A R&D services as the underlying services are performed over the period through the delivery of the Option data package, which will be generated from its conduct of the dose escalation portion of the MAT2A Phase 1 monotherapy clinical trial. The Company uses its internal research and development capability and may also engage third-party clinical research organizations, or CROs, in transferring the MAT2A R&D services, for which the Company acts as a principal. The Company has delivered the Option data package to GSK. Accordingly, the performance obligation related to the MAT2A R&D services has been fulfilled.

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

Upon exercise of the Option, at Option closing following HSR clearance, GSK will obtain an exclusive license to develop and commercialize MAT2A products. The Company has concluded that this Option results in a material right as the option exercise fee contains a discount that GSK would not have otherwise received. The Company has determined the nature of the license to develop and commercialize MAT2A products to be functional. After exercise of the Option, and subject to HSR clearance and Option closing, the Company will recognize revenue, when it makes the underlying MAT2A technology available to GSK, which will immediately be able to use and benefit from its right to use the intellectual property.

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

If GSK elects to conduct the MAT2A Combination Trial, the Company will supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company will recognize revenue, as it transfers the control of the MAT2A product to GSK. In January 2022, GSK waived its rights under the GSK Collaboration Agreement to conduct the MAT2A Combination Trial. Accordingly, the Company recognized revenue of $2.4 million related to the material right to supply MAT2A compound as the material right no longer exists and the Company has no further obligation related to the MAT2A Combination Trial.

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of June 30, 2022 (in thousands):

Performance Obligations	Allocation of Transaction Price
Pol Theta R&D Services	$9,998
WRN R&D Services	18,155
MAT2A Option	17,470
Total transaction price allocated to the remaining performance obligations	$45,623

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

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(22,056)	$(10,947)	$(36,069)	$(19,968)
Denominator:
Weighted-average shares outstanding	38,660,971	32,864,249	38,626,659	32,334,859
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	(9,323)	—	(13,378)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	38,660,971	32,854,926	38,626,659	32,321,481
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.33)	$(0.93)	$(0.62)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2022	2021
Options to purchase common stock	4,922,224	3,645,582
Unvested restricted stock awards	—	7,313
Unvested early exercised common stock options	—	1,255
Total	4,922,224	3,654,150

12. Subsequent Events

From July 1, 2022 through August 12, 2022, the Company sold an aggregate of 599,671 shares of its common stock for aggregate net proceeds of $9.0 million at a weighted average sales price of approximately $15.53 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement with Jefferies as sales agent.

In July 2022, the Company entered into a Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA, with Amgen Inc., or Amgen, to clinically evaluate IDE397, the Company's investigational MAT2A inhibitor, in combination with AMG 193, Amgen’s investigational small molecule MTA-cooperative inhibitor of PRMT5, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. The Company and Amgen will jointly share external costs of the study and will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to their respective compounds, including with respect to use as a monotherapy agent or as combination agent.

On August 12, 2022, the Company received notice from GSK waiving its rights to exercise its option to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A pursuant to the GSK Collaboration Agreement. As such, the Company has recaptured and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

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

IDE397 – MAT2A Inhibitor Clinical Candidate

Our most advanced synthetic lethality product candidate is IDE397, a clinical-stage methionine adenosyltransferase 2a, or MAT2A, inhibitor being developed for solid tumors with S-methyl-5'-thioadenosine phosphorylase, or MTAP deletions.

We delivered an IDE397 option data package to GSK comprising preclinical data and clinical data from the IDE397 monotherapy dose escalation study of the Phase 1 clinical trial, including safety and tolerability data, pharmacokinetic data and pharmacodynamic data. On August 12, 2022, we received notice from GSK waiving its rights to exercise its option to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A pursuant to the GSK Collaboration Agreement. Accordingly, the Company has recaptured and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

We are continuing development of IDE397 with active ongoing enrollment of patients having solid tumors with MTAP deletion identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

We are enrolling patients into monotherapy expansion cohorts and combination cohorts of the Phase 1 clinical trial, and in parallel, continuing to enroll additional patients into the dose escalation portion of the Phase 1 clinical trial. IDE397 has not yet reached its maximum tolerated dose, or MTD, through Cohort 5.

We are enrolling patients having solid tumors with MTAP deletion into monotherapy expansion arms focused on non-small cell lung cancer (NSCLC), esophagogastric cancer, and potentially one or more additional cohorts, including a potential basket of selected solid tumor indications. We are also enrolling patients into combination cohorts to evaluate IDE397 in combination with one or more combination agents, including with taxanes such as docetaxel in NSCLC and paclitaxel in esophagogastric cancer, and with pemetrexed in NSCLC and potentially other tumors. We are planning to also clinically evaluate IDE397 in combination with Amgen’s investigational methylthioadenosine-, or MTA-cooperative protein arginine methyltransferase 5, or PRMT5, inhibitor, in patients having tumors with MTAP deletion. Potential solid tumors we are considering for future evaluation in one or more expansion arm(s) and/or combination arm(s) of the clinical trial evaluating IDE397 include non-small cell lung cancer, or NSCLC, head and neck cancer, bladder cancer, gastric cancer, pancreatic cancer and esophagogastric cancer, among others.

In July 2022, we entered into a Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA with Amgen Inc., or Amgen, to clinically evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with Amgen’s investigational small molecule MTA-cooperative inhibitor of PRMT5, AMG 193, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial (the “IDE397-AMG193

Combination Study”). Pursuant to the mutually non-exclusive Amgen CTCSA, Amgen is the sponsor of the IDE397-AMG 193 Combination Study and will provide AMG 193, we will provide the IDE397 compound and each party will pay for fifty percent (50%) of the third party costs of the IDE397/AMG 193 Combination Study. Each party will be responsible for its own internal costs and expenses in support of the IDE397/AMG 193 Combination Study. We and Amgen will jointly own clinical data and all intellectual property, if any, relating to the combined use of IDE397 and AMG 193 from the IDE397/AMG 193 Combination Study. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent. We have formed a joint oversight committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA.

We are obtaining patient biopsies for translational research from dose escalation cohorts in the IDE397 Phase 1 clinical trial and we also plan to obtain patient biopsies from expansion and combination cohorts in the clinical trial. We are obtaining solid tumor biopsies from a more limited number of consenting patients, as well as liquid biopsies from blood samples from a greater number of consenting patients. We are evaluating pharmacodynamic, or PD, biomarkers, such as peripheral or plasma SAM and tumor SAM, as well as SDMA, and circulating tumor DNA molecular response from patient liquid biopsy blood samples.

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

We reported additional clinical PD data in July 2022 from our translational analysis of patient liquid biopsy samples based on circulating tumor DNA, or ctDNA, molecular responses. These data were obtained using the GuardantOMNI™ platform for genomic analysis of ctDNA. Molecular responses were evaluated based on changes in mean variant allele frequency, or VAF, on-treatment after one treatment cycle as compared to pre-treatment baseline. Patients whose ctDNA showed a reduction of greater than 50% mean VAF following treatment with IDE397 were characterized as having a molecular response, or ctDNA MR, as reported in Zhang et al (Cancer Discovery, August 2020).

IDE397 ctDNA molecular response data from the dose escalation cohorts demonstrates robust target engagement and a dose- and/or exposure-dependent tumor pharmacodynamic response. Molecular responses were evaluable for thirteen patients with liquid biopsy samples available at pretreatment and after the first treatment cycle. Across dose escalation Cohort 1 through Cohort 6, a ctDNA molecular response was observed in four (4) of thirteen (13) evaluable patients, reflecting a 31% ctDNA MR. Notably, ctDNA molecular responses were observed in three (3) of four (4) evaluable patients treated with IDE397 at higher doses in Cohort 5 or Cohort 6, reflecting a 75% ctDNA MR. Consistent with preclinical observations and preliminary signals of clinical activity, ctDNA molecular responses were also observed in two (2) of two (2) evaluable NSCLC patients, reflecting a 100% ctDNA MR.

Preclinical efficacy studies are ongoing with IDE397 and certain potential combination agents, including combination agents which represent a standard-of-care agent in one or more oncology indications. Based on preliminary results, we have observed in vivo efficacy with enhanced TGI and/or tumor regressions for IDE397 in combination with taxanes such as paclitaxel and docetaxel, with pemetrexed, and with a small molecule MTA-cooperative inhibitor targeting PRMT5, in relevant MTAP-null xenograft models.

Darovasertib – PKC Inhibitor Clinical Candidate

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

In coordination with St. Vincent’s Hospital Sydney Limited, we have initiated an Investigator Sponsored Trial, or IST, to evaluate darovasertib in a neo-adjuvant and adjuvant setting in primary, non-metastatic uveal melanoma, or UM, patients.

We are also evaluating other potential expansion opportunities in oncology for darovasertib. We are planning to evaluate darovasertib in combination with crizotinib in cMET-driven solid tumors such as hepatocellular carcinoma, or HCC, or NSCLC in a Phase 1 clinical trial pursuant to the Third Pfizer Agreement. We are preclinically studying darovasertib in combination with a KRAS inhibitor in certain solid tumors.

Darovasertib / Crizotinib Synthetic Lethality Combination Therapy – Metastatic Uveal Melanoma (MUM)

Our clinical trial strategy in MUM is to pursue darovasertib as a combination therapy with crizotinib, an investigational cMET inhibitor, pursuant to the Second Pfizer Agreement. We have formed a joint development committee with Pfizer responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement. If the clinical data from the combination study is positive, we plan to enter into good faith negotiations with Pfizer to determine a regulatory submission strategy.

In December 2020, we initiated a combination arm of our Phase 1/2 clinical trial under the Second Pfizer Agreement to evaluate darovasertib in combination with crizotinib in patients having tumors harboring activating GNAQ or GNA11 hotspot mutations. An initial dose escalation portion of this arm of the clinical trial evaluated the safety and efficacy of darovasertib in combination with crizotinib at various dose combinations. We initiated a Phase 2 expansion cohort in June 2021 to evaluate darovasertib / crizotinib combination therapy in MUM.

We are continuing patient enrollment into the Phase 2 clinical trial to evaluate the darovasertib / crizotinib combination in MUM. We are prioritizing enrollment into first-line MUM based on observed early clinical partial responses.

In December 2021, we reported preliminary clinical data from the Phase 2 expansion cohort evaluating darovasertib and crizotinib synthetic lethal combination in MUM, based on a data and analyses cutoff on November 25, 2021. The preliminary interim data included: (i) 100% Disease Control Rate, or DCR: 16 of 16 evaluable patients with at least one post-baseline scan showed tumor shrinkage as determined by target lesion size reduction; (ii) 31% Overall Response Rate, or ORR: 4 of 13 patients with at least two post-baseline scans had a confirmed partial response, or PR, as determined by RECIST 1.1 based on investigator or central review; and no patients have come off-treatment prior to the second scan; and (iii) 46% of patients (6 of 13) with at least two post-baseline scans observed greater than 30% tumor reduction, including one patient with an unconfirmed PR as determined by RECIST 1.1.

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

Orphan Drug Designation

In April, 2022, the FDA designated darovasertib as an Orphan Drug in MUM under 21 C.F.R Part 316. Under an Orphan Drug designation, we may be entitled to certain tax credits, exemption from user fees and, subject to FDA approval of a marketing application for darovasertib as a designated orphan-drug product, seven years of statutory marketing exclusivity.

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

We are planning to obtain guidance from the FDA on a clinical trial design for enabling a potential registrational trial. Subject to feedback and guidance from the FDA, we are targeting to initiate a potential registration-enabling trial, pursuant to the Second Pfizer Agreement, in MUM.

We are considering several scenarios for potential registrational clinical studies. In one scenario, a single-arm Phase 2 clinical trial could comprise further enrollment of patients into the current single-arm Phase 2 clinical trial evaluating darovasertib and crizotinib as combination therapy in MUM. In an alternative scenario, a randomized Phase 2 clinical trial could comprise a darovasertib and crizotinib combination arm as well as comparative arm in MUM. The comparative agent could be, for example, darovasertib monotherapy. In either approach, we believe there may be an opportunity for an accelerated approval based on the Phase 2 ORR or PFS as a primary endpoint, with a post-approval randomized Phase 3 as a confirmatory study based on progression free survival and/or overall survival as endpoints.

(Neo)Adjuvant Uveal Melanoma and Other Potential Indications

In addition to the ongoing Phase 1/2 clinical trial in MUM and GNAQ/11 skin melanoma, we have initiated an Investigator Sponsored Trial with St. Vincent’s Hospital Sydney Limited to evaluate a darovasertib expansion opportunity in (neo)adjuvant primary UM. Adjuvant UM represents a significant expansion opportunity for darovasertib – with a potential annual incidence of approximately 6,400 patients aggregate in US and Europe.

We are preclinically evaluating other potential expansion opportunities in oncology for darovasertib – including in combination with crizotinib in cMET-driven solid tumors such as HCC or NSCLC. In March 2022, we entered into the Third Pfizer Agreement, pursuant to which we plan to evaluate darovasertib and Pfizer’s investigational cMET inhibitor, crizotinib, as a combination therapy in cMET-driven tumors such as HCC or NSCLC in a Phase 1 clinical trial. We are targeting initiation of a Phase 1/2 clinical trial to evaluate this combination in the first quarter of 2023. We will sponsor the clinical trial, provide darovasertib and pay for the costs of this combination study; Pfizer will provide crizotinib for this combination study at no cost to us.

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

We are targeting to submit an IND for our PARG inhibitor development candidate, IDE161, in the fourth quarter of 2022, subject to satisfactory completion of ongoing preclinical and IND-enabling studies. We are evaluating clinical development approaches based on observed activity of IDE161 in the settings of PARPi resistance and/or platinum-resistance, differentiated sensitivity relative to PARP inhibitors, and/or improved preliminary safety profile relative to PARP inhibitors. We are also continuing preclinical evaluation of additional compounds in the lead series as an additional potential development candidate or back-up compound.

We are evaluating the efficacy of our PARG inhibitors as monotherapy across a number of solid tumor CDX and PDX models with specific genetic alterations. One of our PARG inhibitor compounds, designated as IDB-PARG, has demonstrated dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple CDX models and PDX models, including in ovarian cancer, gastric cancer and breast cancer models. In vivo studies in CDX and PDX models have shown evidence of differentiation from a PARP inhibitor, niraparib, including enhanced TGI relative to such PARP inhibitor and, in certain models, tumor regressions in models which are refractory to such PARP inhibitor. We have shown in vitro that multiple endogenous HRD cell lines are selectively sensitive to IDE161 relative to a PARP inhibitor in biochemical assays. Additionally, cellular response profiles across a panel of 269 cell lines which include 31 lineages inform a mechanistic basis for PARG inhibitor sensitivity for patients having tumors with HRD as well as tumors characterized by other potential predictive biomarkers, such as replication stress, nucleotide excision repair and/or parylation cycle. We have also observed dose-dependent modulation of a PD biomarker, PAR polymer chains, across multiple in vivo CDX models, including in ovarian cancer, gastric cancer and breast cancer models.

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

In collaboration with GSK, we have selected a development candidate small molecule inhibitor of Pol Theta Helicase, or ATPase, domain. We are, in collaboration with GSK, targeting first-in-human clinical evaluation of our Pol Theta Helicase Development Candidate, or DC, in combination with niraparib in the first half of 2023 for patients having tumors with HRD.

We have shown combination activity of our Pol Theta ATPase inhibitors with multiple PARP inhibitors, including niraparib. We have demonstrated synergistic in vivo efficacy of a Pol Theta ATPase inhibitor with niraparib. Tumor regressions were observed in multiple in vivo xenograft models in a combination study, including a durable response, for example out to 80 days, in multiple models.

We plan to continue further preclinical development of our POLQ program in collaboration with GSK pursuant to the GSK Collaboration. We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance our Pol Theta Helicase DC from preclinical development into early Phase 1 clinical trials, including up to $10 million aggregate for advancing this DC through IND effectiveness.

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

We have also initiated early preclinical research programs targeting multiple synthetic lethality targets, or SLTs, for patients with solid tumors characterized by proprietary biomarkers or gene signatures.

We own or control all commercial rights in our MTAP-SL and SLT programs.

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

During the six months ended June 30, 2022, we sold an aggregate of 2,173 shares of our common stock for aggregate gross proceeds of $0.05 million at a weighted average sales price of approximately $24.01 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement with Jefferies as sales agent. As of June 30, 2022, approximately $73.7 million of common stock remained available to be sold under the ATM facility.

Subsequent to June 30, 2022, from July 1, 2022 through August 12, 2022, we sold an aggregate of 599,671 shares of our common stock for aggregate net proceeds of $9.0 million at a weighted average sales price of approximately $15.53 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement with Jefferies as sales agent.

Corporate Update

We do not have any products approved for sale and have not generated any revenue since inception. We have funded our operations through June 30, 2022 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, an affiliate of GSK, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through a follow-on underwritten public offering in July 2021. Additionally, we received a non-dilutive upfront cash payment from GSK in July 2020 in connection with the GSK Collaboration Agreement.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Certain program costs that contribute to our operating expenses will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $36.1 million and $20.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $212.8 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the preclinical development and early-stage clinical development of IDE397 in the ongoing IDE397-001 Phase 1/2 clinical trial, (ii) the darovasertib monotherapy arm of our IDE196-001 clinical trial, (iii) our PARG program and (iv) our earlier pipeline programs, including our MTAP-SL program and our Synthetic Lethality Target programs. We are leading clinical development in the ongoing darovasertib / crizotinib combination arm of our IDE196-001 clinical trial, in each case in coordination with Pfizer pursuant to the Pfizer Agreement. We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of June 30, 2022, we had cash, cash equivalents, and short-term and long-term marketable securities of $323.8 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed August 15, 2022.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. In the future, revenue may include additional milestone payments, option exercise payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of various factors, such as the timing and amount of license, research and development services, and milestone and other payments. The revenue we recognize or generate under the GSK Collaboration Agreement may also fluctuate from period to period due to changes to prospective collaboration research budgets or changes to respective allocation of resources as between the parties and as between internal or external (e.g., CRO) sources, in each case on a program-by-program basis, as part of ongoing collaboration research management.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
External clinical development expenses (1):
IDE397	$2,179	$1,812
IDE196	3,590	2,608
Personnel related and stock-based compensation	6,726	6,374
Other research and development expenses	10,301	8,862
Total research and development expenses	$22,796	$19,656

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

The following table summarizes our external clinical development expenses by program for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
External clinical development expenses (2):
IDE397	$3,991	$1,873
IDE196	6,198	3,433
Personnel related and stock-based compensation	13,101	8,617
Other research and development expenses	19,161	12,623
Total research and development expenses	$42,451	$26,546

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and March 31, 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2022	March 31, 2022	Change	% Change
Revenue:
Collaboration revenue	$5,851	$11,359	$(5,508)	(48%)
Operating expenses:
Research and development	22,796	19,656	3,140	16%
General and administrative	5,554	5,923	(369)	(6%)
Loss from operations	(22,499)	(14,220)	(8,279)	58%
Interest income and other income, net	443	207	236	114%
Net loss	$(22,056)	$(14,013)	$(8,043)	57%

Collaboration Revenue

Collaboration revenue decreased by $5.5 million, or 48%, from the three months ended March 31, 2022 to the three months ended June 30, 2022. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period. During the three months ended March 31, 2022, the Company recognized $2.4 million in revenue resulting from the GSK waiver to conduct the MAT2A Combination Trial. The Company has delivered an Option data package to GSK. Accordingly, the performance obligation related to the MAT2A R&D services has been fulfilled. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses increased by $3.1 million, or 16%, from the three months ended March 31, 2022 to the three months ended June 30, 2022. The increase in research and development expenses was primarily due to an increase of $0.3 million in personnel-related expenses, increases of $1.4 million in clinical expenses and $1.8 million in outside services related to the advancement of our preclinical and clinical studies, partially offset by decreases of $0.4 million in other operating expenses primarily software and licensing fees.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 6%, from the three months ended March 31, 2022 to the three months ended June 30, 2022. The decrease in general and administrative expenses was due to decreases in personnel-related expenses of $0.1 million, facility-related expenses of $0.2 million due to higher allocation to research and development, insurance expense of $0.1 million and legal fees of $0.1 million, partially offset by an increase in consulting fees of $0.1 million.

Interest Income and Other Income, Net

Interest income and other income, net increased by $0.2 million, or 114%, from the three months ended March 31, 2022 to the three months ended June 30, 2022, primarily due to higher interest rates on our investments.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenue:
Collaboration revenue	$17,210	$16,003	$1,207	8%
Operating expenses:
Research and development	42,451	26,546	15,905	60%
General and administrative	11,478	9,643	1,835	19%
Loss from operations	(36,719)	(20,186)	(16,533)	82%
Interest income and other income, net	650	218	432	198%
Net loss	$(36,069)	$(19,968)	$(16,101)	81%

Collaboration Revenue

Collaboration revenue increased by $1.2 million, or 8%, in the six months ended June 30, 2022. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period. During the six months ended June 30, 2022, the Company recognized $2.4 million in revenue resulting from the GSK waiver to conduct the MAT2A Combination Trial. The Company has delivered the Option data package to GSK. Accordingly, the performance obligation related to the MAT2A R&D services has been fulfilled. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses increased by $15.9 million, or 60%, from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase in research and development expenses was primarily due to increases of $4.5 million in personnel-related expenses mainly due to an increase in headcount to support our growth, $3.0 million in clinical expenses, $1.5 million in contract chemistry and $5.1 million for consultants and outside services related to the advancement of our preclinical and clinical studies, $0.8 million in facility-related expenses due to higher allocation and $1.0 million in other costs primarily for laboratory supplies, licensing fees and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million, or 19%, from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increases of $1.0 million in personnel-related expenses and $1.2 million in consulting fees, partially offset by a decrease of $0.4 million in other expenses primarily from lower facility-related expenses due to higher allocation to research and development.

Interest Income and Other Income, Net

Interest income and other income, net increased by $0.4 million, or 198%, from the six months ended June 30, 2021 to the six months ended June 30, 2022, primarily due to higher interest rates on our investments.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $323.8 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2022 and June 30, 2021, we had net losses of $36.1 million and $20.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2022, we had an accumulated deficit of $212.8 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations in support of our long-term cash requirements.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of June 30, 2022, we expect to make the total lease payments of $4.7 million through July 2024.

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

Pursuant to the GSK Collaboration Agreement, we will be responsible for 20% of global research and development costs for the WRN program. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof. We may opt out of 50% U.S. net profit share and corresponding development cost share for the WRN program.

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

In January 2022, we exercised our option for an exclusive worldwide license covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (CRT) and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000. We are obligated to make payments to CRT aggregating up to £19.5 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. Subject to commercialization, we are also obligated to pay low single-digit tiered royalties, and potentially also sales milestones, to CRT based on net sales of licensed products. In addition, in the event we sublicense the intellectual property, we will also be obligated to pay CRT a specified percentage of any sublicense revenue.

In July 2022, we entered into a Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA with Amgen Inc., or Amgen, to clinically evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with Amgen’s investigational small molecule MTA-cooperative inhibitor of PRMT5, AMG 193, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial (the “IDE397-AMG193 Combination Study”). Pursuant to the mutually non-exclusive Amgen CTCSA, Amgen is the sponsor of the IDE397-AMG 193 Combination Study and will provide AMG 193, we will provide the IDE397 compound and each party will pay for fifty percent (50%) of the third party costs of the IDE397/AMG 193 Combination Study. Each party will be responsible for its own internal costs and expenses in support of the IDE397/AMG 193 Combination Study.

Adequate additional funding may not be available to us on acceptable terms or at all. See the section of this Quarterly Report titled “Part II, Item 1A – Risk Factors” for additional risks associated with our substantial capital requirements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(39,639)	$(26,654)
Investing activities	(4,445)	(12,946)
Financing activities	1,144	57,990
Net increase (decrease) in cash, cash equivalents and restricted cash	$(42,940)	$18,390

Cash Flows from Operating Activities

Net cash used in operating activities was $39.6 million for the six months ended June 30, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $36.1 million, adjusted for net non-cash charges of $7.8 million and changes in net operating assets and liabilities of $11.3 million. Our non-cash charges consisted of $5.6 million in stock-based compensation, $0.5 million amortization of premium on marketable securities, $1.0 million in depreciation and $0.7 million amortization of right-of-use assets. The net change in our operating assets and liabilities consisted primarily of decreases of $16.3 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $0.8 million in lease liabilities and $0.8 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement, partially offset by an increase of $1.9 million in accounts payable and $3.1 million in accrued and other liabilities.

Net cash used in operating activities was $26.7 million for the six months ended June 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $20.0 million, adjusted for net non-cash charges of $6.3 million and changes in net operating assets and liabilities of $13.0 million. Our non-cash charges consisted of stock-based compensation expense of $4.0 million, amortization of premiums on marketable securities of $0.9 million, depreciation expense of $0.8 million and amortization of right-of-use assets of $0.6 million. The net change in our operating assets and liabilities consisted primarily of decreases in contract liabilities of $13.6 million due primarily to revenue recognized during the six months ended June 30, 2021, $0.7 million in lease liabilities and $0.5 million in accounts receivable from GSK for estimated program costs, partially offset by increases in prepaid expenses and other assets of $1.7 million due to advance payment for our D&O insurance policy premiums and $2.5 million in accounts payable and accrued and other liabilities due primarily to fees to third parties in support of clinical and preclinical activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.4 million for the six months ended June 30, 2022, which consisted of $102.2 million used to purchase marketable securities and $2.3 million used to purchase property and equipment, partially offset by $100.1 million provided by maturities of marketable securities.

Net cash used in investing activities was $12.9 million for the six months ended June 30, 2021, which consisted of $133.0 million used to purchase marketable securities and $1.6 million used to purchase property and equipment, partially offset by $117.7 million provided by maturities of marketable securities and $4.0 million provided by sales of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2022, which consisted primarily of $0.4 million of net proceeds from exercise of common stock options and $0.8 million of proceeds from ESPP purchase, offset by $0.1 million in ATM offering-related costs.

Net cash provided by financing activities was $58.0 million for the six months ended June 30, 2021, which consisted of $57.3 million of net proceeds from ATM offering, $0.4 million of proceeds from exercise of common stock options, and $0.3 million of proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 18, 2022. For the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2022, we had cash equivalents and marketable securities of $323.8 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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
•
In connection with the Collaboration, Option and License Agreement with GSK, if GSK terminates any development program under its collaborations with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or eliminated, and our results of operations and financial condition will be materially and adversely affected;
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Only two of our product candidates, IDE397 and darovasertib (IDE196), are currently in ongoing clinical trials – one Phase 1 clinical trial to evaluate IDE397 for the treatment of patients having solid tumors with MTAP deletion that we initiated in April 2021 and one ongoing Phase 1/2 clinical trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations.

We have had significant operating losses since our inception. Our net losses for the six months ended June 30, 2022 and June 30, 2021 were $36.1 million and $20.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $212.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1/2 clinical trial we are conducting. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $323.8 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib and IDE397 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing IDE397 Phase 1/2 clinical trial for the treatment of patients having solid tumors with MTAP deletion, and our ongoing darovasertib Phase 1/2 clinical trial in solid tumors harboring GNAQ or GNA11 mutations;
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

Our ability to raise additional funds will depend on financial, economic and other factors, including the ongoing effects of the COVID-19 pandemic, many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or
•
delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize darovasertib, if approved, IDE397, if approved, or any other future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

In connection with the Collaboration, Option and License Agreement with GSK, if GSK terminates any development program under its collaborations with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.

We have invested a significant portion of our time and financial resources in the development of multiple product candidates that are included in our strategic partnership and collaboration with GSK, under the Collaboration, Option and License Agreement entered into on June 15, 2020, or the GSK Collaboration Agreement. The programs currently included in the GSK Collaboration Agreement are the Pol Theta (POLQ) and Werner Helicase (WRN) programs.

Under the GSK Collaboration Agreement, we are eligible to receive from GSK future development and regulatory milestones of up to $485.0 million for each POLQ and WRN product, and commercial milestones of up to $475.0 million, with respect to each POLQ and WRN product. Additionally, we are entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We are entitled to receive tiered royalties on global net sales of POLQ products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with potential positive economic adjustments based on the stage of the WRN program, as applicable, at the time of opt-out. There is no guarantee that we will be able to successfully continue to advance the POLQ and WRN programs and receive regulatory filing milestone payments related to any POLQ or WRN product. GSK may terminate the entire GSK Collaboration Agreement or any collaboration program on a target-by-target basis for any or no reason upon written notice to us after expiration of a defined notice period. The GSK Collaboration Agreement or any program under the GSK Collaboration Agreement may also be terminated by either party for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain of our patents. Depending on the timing of any such termination we may not be entitled to receive the option exercise fees, or potential milestone payments, as these payments terminate with termination of the GSK Collaboration Agreement.

If GSK terminates its rights and obligations with respect to a program or the entire GSK Collaboration Agreement, then depending on the timing of such event:

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

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. One of our product candidates, IDE397, is in a Phase 1 clinical trial that we are conducting. Another of our product candidates, darovasertib, is in a Phase 1/2 clinical trial that we are conducting. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of darovasertib or IDE397 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of, darovasertib, IDE397, or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing darovasertib, any MAT2A product or any other product candidate.

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

Our clinical trial collaboration and supply agreements with Pfizer for the supply of their cMET inhibitor, crizotinib, support our plans to evaluate the safety and efficacy of darovasertib in combination with crizotinib. If Pfizer delays or fails to supply crizotinib in support of the combination arms of the darovasertib clinical trial, the development program as pertaining to combination of darovasertib with a cMET inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate darovasertib in combination with one or more anti-cancer agent(s) in addition to crizotinib, such as a different inhibitor of cMET or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. Additionally, our clinical trial collaboration and supply agreement with Amgen for the clinical combination of IDE397 and AMG 193, supports our plans to evaluate the safety and efficacy of the two compounds. If Amgen delays or fails to supply AMG 193 or to sponsor the combination arm of the IDE397/AMG 193 clinical trial, the development program as pertaining to the combination may be significantly delayed, and our development costs may increase. In each case, this may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including darovasertib or IDE397, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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

To date, only two of our product candidates, IDE397 and darovasertib, have been tested in clinical trials, including an ongoing Phase 1 clinical trial of IDE397 and an ongoing Phase 1/2 clinical trial of darovasertib, and they have been observed to be generally well tolerated, with certain drug-related SAEs and AEs being reported for darovasertib, as monotherapy and in combination with crizotinib.

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

Although we believe that darovasertib is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For darovasertib, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are actively developing therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PKC iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC. We are aware of other companies that are conducting research and development of potential therapies for metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 (tebentafusp), also known under its branded name of Kimmtrak, which was approved by the FDA in January 2022 for the treatment of HLA-A*02:01-positive unresectable or metastatic uveal melanoma. Immunocore has disclosed in regulatory filings that there is an estimated addressable patient population of 1,000 patients per annum which have metastatic uveal melanoma that are HLA-A*02:01-positive and will be eligible for treatment with Kimmtrak. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), GSK (Zejula), and Pfizer (Talzenna). With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Servier is developing AG-270 (S095033) in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Additionally, several other early-stage companies, including Anticancer Bioscience, Artios, Breakpoint, Cyteir, Foghorn, FoRx, KSQ, MetaboMed, Mirati, NeoMed, Repare, Ribon, Ryvu, Silicon (a part of Roivant), Tango, Vividion and Zai Lab are performing research in synthetic lethality. Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of June 30, 2022, we had 91 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We currently do not have a marketing or sales organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Under our GSK Collaboration Agreement, GSK will be responsible for commercialization of any POLQ or WRN products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible. As of July 2022, the coronavirus has spread around the world and the United States continues to experience outbreaks of COVID-19 and its variant strains. As states and localities increasingly lift COVID-19 protocols, we will continue to monitor the extent and impact of the pandemic and, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the six months ended June 30, 2022, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, a military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as operational interruptions for our research vendors. Such risks and disruptions may negatively impact our supply chain, manufacturing arrangements, preclinical studies, clinical trials and our access to capital markets and ability to finance operations, which could have a materially adverse impact on our results of operations, financial condition and prospects.

Risks Related to Our Dependence on Third Parties

The commercial success of our partnered product candidates in our POLQ and WRN programs, which are part of the GSK Collaboration Agreement, will depend in large part on the development and marketing efforts of GSK. If GSK is unable to perform in accordance with the terms of the GSK Collaboration Agreement, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

We will have limited influence and/or control over GSK’s approaches to development and commercialization of any POLQ or WRN products. While we will have the right to receive potential milestone, profit share and royalty streams payable as GSK or its sublicensees advance development of such POLQ or WRN products, we are likely to have limited ability to influence GSK’s development and commercialization efforts. If GSK does not perform in the manner that we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to GSK could be delayed or terminated. Furthermore, GSK or its licensees may elect to devote greater resources to other programs that do not relate to us or our collaboration.

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

Although no third party has asserted a claim of patent infringement against us as of June 30, 2022, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2022, we have outstanding a total of 38.7 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of June 30, 2022, approximately 6.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

IDEAYA Biosciences, Inc.

Date: August 15, 2022	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)