Form 10-Q
period 2022-09-30
IDEAYA Biosciences, Inc.
filed 2022-11-08
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 48,113,501 shares of common stock, $0.0001 par value per share, outstanding.

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended September 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$101,954	$92,046
Short-term marketable securities	284,290	154,724
Accounts receivable	3,449	1,103
Prepaid expenses and other current assets	3,744	3,123
Total current assets	393,437	250,996
Restricted cash	106	106
Long-term marketable securities	7,691	121,293
Property and equipment, net	6,679	4,763
Right-of-use assets	2,848	3,898
Other non-current assets	146	291
Total assets	$410,907	$381,347
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,645	$2,100
Accrued liabilities	16,988	12,320
Contract liability	10,267	29,040
Operating lease liabilities - current	1,827	1,699
Total current liabilities	32,727	45,159
Long-term contract liability	7,314	31,192
Long-term operating lease liabilities	2,097	3,482
Total liabilities	42,138	79,833
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 48,090,358 and 38,533,045 shares issued and outstanding as of September 30, 2022 and December 31, 2021	5	4
Additional paid-in capital	583,968	478,970
Accumulated other comprehensive loss	(4,002)	(712)
Accumulated deficit	(211,202)	(176,748)
Total stockholders’ equity	368,769	301,514
Total liabilities and stockholders’ equity	$410,907	$381,347

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$29,699	$8,976	$46,909	$24,979
Total revenue	29,699	8,976	46,909	24,979
Operating expenses
Research and development	22,372	15,503	64,823	42,048
General and administrative	6,667	5,186	18,145	14,830
Total operating expenses	29,039	20,689	82,968	56,878
Income (loss) from operations	660	(11,713)	(36,059)	(31,899)
Other income
Interest income and other income, net	955	131	1,605	349
Net income (loss)	$1,615	$(11,582)	$(34,454)	$(31,550)
Unrealized losses on marketable securities	(373)	(46)	(3,290)	(57)
Comprehensive income (loss)	$1,242	$(11,628)	$(37,744)	$(31,607)
Net income (loss) per common share, basic	$0.04	$(0.31)	$(0.88)	$(0.92)
Weighted average number of common shares outstanding used in computing net income (loss) per share, basic	40,301,568	37,769,910	39,191,098	34,157,578
Net income (loss) per common share, diluted	$0.04	$(0.31)	$(0.88)	$(0.92)
Weighted average number of common shares outstanding used in computing net income (loss) per share, diluted	41,109,571	37,769,910	39,191,098	34,157,578

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of June 30, 2022	38,704,010	$4	$485,763	$(3,629)	$(212,817)	$269,321
Issuance of common stock upon follow-on public offering, net of issuance costs	8,761,905	1	86,073	—	—	86,074
Issuance of common stock related to at-the-market offering program, net of issuance costs	599,671	0	8,980	—	—	8,980
Issuance of common stock upon exercise of stock options	24,772	—	148	—	—	148
Stock-based compensation	—	—	3,004	—	—	3,004
Other comprehensive loss	—	—	—	(373)	—	(373)
Net income	—	—	—	—	1,615	1,615
Balances as of September 30, 2022	48,090,358	$5	$583,968	$(4,002)	$(211,202)	$368,769

Balances as of June 30, 2021	33,033,793	$3	$387,215	$(4)	$(146,954)	$240,260
Issuance of common stock upon follow-on public offering, net of issuance costs	5,333,333	1	85,989	—	—	85,990
Issuance of common stock upon exercise of stock options	95,960	—	806	—	—	806
Vesting of early exercised common stock options	—	—	3	—	—	3
Stock-based compensation	—	—	2,198	—	—	2,198
Other comprehensive loss	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(11,582)	(11,582)
Balances as of September 30, 2021	38,463,086	$4	$476,211	$(50)	$(158,536)	$317,629

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514
Issuance of common stock upon follow-on public offering, net of issuance costs	8,761,905	1	86,073	—	—	86,074
Issuance of common stock related to at-the-market offering program, net of issuance costs	601,844	—	8,905	—	—	8,905
Issuance of common stock upon exercise of stock options	147,685	—	931	—	—	931
Employee stock purchase plan (ESPP) purchase	45,879	—	435	—	—	435
Stock-based compensation	—	—	8,654	—	—	8,654
Other comprehensive loss	—	—	—	(3,290)	—	(3,290)
Net loss	—	—	—	—	(34,454)	(34,454)
Balances as of September 30, 2022	48,090,358	$5	$583,968	$(4,002)	$(211,202)	$368,769

Balances as of December 31, 2020	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock upon follow-on public offering, net of issuance costs	5,333,333	1	85,989	—	—	85,990
Issuance of common stock related to at-the-market offering program	3,407,872	—	57,286	—	—	57,286
Issuance of common stock upon exercise of stock options	155,920	—	1,163	—	—	1,163
Employee stock purchase plan (ESPP) purchase	28,745	—	327	—	—	327
Vesting of early exercised common stock options and restricted stock	—	—	23	—	—	23
Stock-based compensation	—	—	6,173	—	—	6,173
Other comprehensive loss	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(31,550)	(31,550)
Balances as of September 30, 2021	38,463,086	$4	$476,211	$(50)	$(158,536)	$317,629

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(34,454)	$(31,550)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,543	1,277
Net amortization (accretion) of premiums (discounts) on marketable securities	432	1,365
Stock-based compensation	8,654	6,173
Amortization of right-of-use assets	1,050	971
Changes in assets and liabilities
Accounts receivable	(2,346)	859
Prepaid expenses and other assets	(492)	(395)
Accounts payable	1,467	1,173
Accrued and other liabilities	4,249	3,736
Contract liabilities	(42,651)	(21,590)
Lease liabilities	(1,257)	(1,141)
Net cash used in operating activities	(63,805)	(39,122)
Cash flows from investing activities
Purchases of property and equipment, net	(3,443)	(2,039)
Purchases of marketable securities	(190,307)	(282,428)
Maturities of marketable securities	170,622	211,196
Sales of marketable securities	—	4,018
Net cash used in investing activities	(23,128)	(69,253)
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	86,480	85,990
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	8,995	57,286
Proceeds from ESPP purchase	435	327
Proceeds from exercise of common stock options, net of repurchases	931	1,163
Net cash provided by financing activities	96,841	144,766
Net increase in cash, cash equivalents and restricted cash	9,908	36,391
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	92,152	72,143
Cash, cash equivalents and restricted cash, at end of period	$102,060	$108,534

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$101,954	$108,428
Restricted cash	106	106
Cash, cash equivalents and restricted cash	$102,060	$108,534

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$4
Cash paid for interest	$46	$55
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$186
Unpaid offering costs	$496	$—
Vesting of early exercised options and restricted stock	$—	$23

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

At-the-Market Offering

On August 12, 2020, the Company filed a prospectus supplement to the prospectus dated June 10, 2020, activating its at-the-market facility by entering into an open market sale agreement (the “August 2020 Sales Agreement") with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program. As of January 15, 2021, the Company exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, the Company entered into a new open market sale agreement (the “January 2021 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $90.0 million under an “at the market” offering program. For the nine months ended September 30, 2022, the Company sold an aggregate of 601,844 shares for gross proceeds of $9.4 million under the January 2021 Sales Agreement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $211.2 million as of September 30, 2022. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $393.9 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Accounts receivable represents amounts due from GSK. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.

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

Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, stock options, restricted stock and restricted stock that is subject to repurchase at the original purchase price are considered to be potentially dilutive securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s income and loss. As such, the net income (loss) was attributed entirely to common stockholders.

The Company reported net income for the three months period ended September 30, 2022 and presented diluted net income per common share. Diluted net loss per common share is the same as basic net loss per common share for all other periods in which the Company reported a net loss.

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

As of September 30, 2022, financial assets measured and recognized at fair value are as follows (in thousands):

		September 30, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 1	$155,934	$8	$(3,173)	$152,769
Corporate bonds	Level 2	70,442	—	(837)	69,605
Commercial paper	Level 2	69,607	—	—	69,607
Marketable securities		295,983	8	(4,010)	291,981
Money market funds(1)	Level 1	101,459	—	—	101,459
Total fair value of assets		$397,442	$8	$(4,010)	$393,440

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

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of September 30, 2022 and December 31, 2021, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of September 30, 2022 and December 31, 2021.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(In Years)	2022	2021
Laboratory equipment	5	$9,360	$6,440
Computer equipment	3	261	117
Software	3	231	204
Leasehold improvements	Shorter of useful life or lease term	3,321	3,133
Furniture and fixtures	5	506	466
Total property and equipment		13,679	10,360
Less: Accumulated depreciation and amortization		(7,000)	(5,597)
Property and equipment, net		$6,679	$4,763

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$11,200	$7,864
Accrued salaries and benefits	4,691	3,971
Legal and professional fees	1,097	485
Accrued liabilities	$16,988	$12,320

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2022, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2022.

6. Income Taxes

For the three and nine months ended September 30, 2022 and 2021, the Company did not record a federal or state income tax provision due to its overall net losses on a tax basis. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize certain research and experimental expenditures and amortize them over five or fifteen years pursuant to the Internal Revenue Code Section 174. Previously, such costs may be deducted in the period they are incurred. As of September 30, 2022, the Company has performed a high-level assessment of the potential tax impact related to this change in tax law and does not expect to have any material tax impact for the year ending December 31, 2022.

7. Common Stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2022	2021
Outstanding options under the 2015 and 2019 Plans	4,969,739	3,620,666
Shares available for grant under the 2019 Plan	967,390	922,826
Shares available under the Employee Stock Purchase Plan	942,386	602,935
Total	6,879,515	5,146,427

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions up to 15% of eligible compensation. The offering period is determined by the Company in its discretion but may not exceed 27 months. The per-share purchase price on the applicable exercise date for an offering period is equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the offering period, provided that no more than 4,000 shares of common stock may be purchased by any one employee during each offering period. The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. As of September 30, 2022, a total of 942,386 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the nine months ended September 30, 2022 and 2021, the Company recorded $0.3 million and $0.3 million, respectively, of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,583	$1,023	$4,484	$2,692
General and administrative	1,421	1,174	4,170	3,481
Total stock-based compensation expense	$3,004	$2,197	$8,654	$6,173

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

		Outstanding Options
	Shares available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2022	922,826	3,620,666	$12.36	7.92	$41.40
Additional shares authorized	1,541,322	—
Options granted	(1,706,661)	1,706,661	$12.81
Options exercised	—	(147,685)	$6.31
Options canceled	209,903	(209,903)	$14.11
Balance, September 30, 2022	967,390	4,969,739	$12.62	8.04	$18.47
Exercisable as of September 30, 2022		2,126,693	$9.78	6.77	$13.12
Vested and expected to vest as of September 30, 2022		4,969,739	$12.62	8.04	$18.47

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $9.51 and $15.95 per share, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $1.2 million and $2.4 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of September 30, 2022 and December 31, 2021, total unrecognized stock-based compensation expense for stock options was $28.0 million and $22.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.68 years and 2.61 years, respectively.

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

The Company had no repurchases of shares of common stock for the nine months ended September 30, 2022 and 2021. There were no shares subject to repurchase as of September 30, 2022 and December 31, 2021.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Expected term	6.1 years	6.1 years	6.1 years	5.5 - 6.1 years
Expected volatility	86.8% - 89.9%	93.3% - 95.7%	86.8% - 89.9%	93.3% - 103.6%
Risk-free interest rate	2.7% - 3.9%	0.9% - 1.2%	1.6% - 3.9%	0.6% - 1.2%
Dividend yield	0%	0%	0%	0%

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

Restricted Stock

As of September 30, 2022 and December 31, 2021, there were no shares of restricted stock outstanding. The restricted stock vests upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. The total fair value of restricted stock vested during the nine months ended September 30, 2022 and 2021 was zero and $0.1 million, respectively.

9. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, the Company entered into a Collaboration, Option and License Agreement, or the GSK Collaboration Agreement (the "Agreement"), with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK, pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting methionine adenosyltransferase 2a, or MAT2A, DNA Polymerase Theta, or Pol Theta or POLQ, and Werner Helicase, or WRN. On July 27, 2020 (the “Effective Date”), the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the Agreement, GSK paid the Company $100.0 million on July 31, 2020.

MAT2A Program

Under the MAT2A program, the Company led research and development efforts through the early clinical development stage, and granted GSK an option to obtain an exclusive license to further the development and commercialization of MAT2A products arising out of the MAT2A program, or the Option.

The Company delivered an Option data package to GSK pursuant to the GSK Collaboration Agreement comprising preclinical and clinical data resulting from the Company's conduct of a dose-escalation portion of the MAT2A Phase 1 monotherapy clinical trial, following which, the Option was exercisable by GSK within a specified period of time. In August 2022, the Company received notice from GSK waiving its rights to exercise its Option to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A pursuant to the GSK Collaboration Agreement. As such, the Company retains and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. The Company will be responsible for the costs of further research and clinical development activities that the Company conducts for the MAT2A program. The Option was deemed a material right under the GSK Collaboration Agreement. See Note 10, Revenue Recognition, for more information.

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

The Company will be eligible to receive aggregate potential development and regulatory milestones of up to $485.0 million, with respect to each POLQ product, including as applicable, for multiple POLQ products that target certain alternative protein domains or are based on alternative modalities. Additionally, the Company is eligible to receive up to $475.0 million of commercial milestones with respect to each POLQ product. The Company is also entitled to receive tiered royalties on global net sales of POLQ products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions.

In June 2022, the Company announced the nomination of a Pol Theta Helicase inhibitor development candidate (DC) and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC. The Company has recognized a portion of the $3.0 million consideration for achievement of the initial preclinical development milestone as revenue, in the amount of $2.5 million, for the three months ended September 30, 2022.

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

General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, the Company and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN or POLQ for an agreed upon period of time. Such restriction has ceased to apply with respect to MAT2A following GSK waiver of its right to exercise the Option. The Company and GSK will form a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement. Ownership of intellectual property developed under the GSK Collaboration Agreement is allocated between or shared by the parties depending on development and subject matter.

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

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales-based milestone payments of up to $29.0 million and mid to high single-digit royalty payments based on net sales of the licensed products. Because the achievement of these milestones had not occurred or was not considered probable as of September 30, 2022, such contingencies have not been recorded in the Company's condensed consolidated financial statements.

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

Amgen Inc. Agreement

In July 2022, the Company entered into a Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA, with Amgen Inc., or Amgen, to clinically evaluate IDE397, the Company's investigational MAT2A inhibitor, in combination with AMG 193, Amgen’s investigational small molecule MTA-cooperative inhibitor of PRMT5, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. The Company and Amgen will jointly share external costs of the study and will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to their respective compounds, including with respect to use as a monotherapy agent or combination agent.

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MAT2A	$18,336	$2,802	$29,935	$6,032
Pol Theta	8,573	4,679	11,917	13,288
WRN	2,790	1,495	5,057	5,659
Total collaboration revenue	$29,699	$8,976	$46,909	$24,979

Contract balances

The following table presents the significant changes in the balance of contract liabilities during the nine months ended September 30, 2022 (in thousands):

Contract liabilities
Balance as of December 31, 2021	$60,232
Reclassification to revenue, as the result of performance obligations satisfied	(46,909)
Cash received for cost reimbursements	852
Increase in accounts receivable	3,406
Balance as of September 30, 2022	$17,581

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
Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”)

The Company recognized revenue related to amounts allocated to the MAT2A R&D services as the underlying services were performed over the period through the delivery of the Option data package, which was generated from its conduct of the dose escalation portion of the MAT2A Phase 1 monotherapy clinical trial. The Company used its internal research and development capability and may also have engaged third-party clinical research organizations, or CROs, in transferring the MAT2A R&D services, for which the Company acted as a principal. The Company has delivered the Option data package to GSK. Accordingly, the performance obligation related to the MAT2A R&D services has been fulfilled.

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

Subject to exercise of the Option, at Option closing following HSR clearance, GSK would have obtained an exclusive license to develop and commercialize MAT2A products. The Company has concluded that this Option results in a material right as the option exercise fee contains a discount that GSK would not have otherwise received. The Company has determined the nature of the license to develop and commercialize MAT2A products to be functional. Subject to GSK's waiver or exercise of the Option, and if applicable, subject to HSR clearance and Option closing, the Company will recognize revenue upon such waiver, or if exercise of the Option occurs, when it makes the underlying MAT2A technology available to GSK, which would have immediately been able to use and benefit from its right to use the intellectual property. In August 2022, the Company received notice from GSK waiving its rights to exercise its Option to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A pursuant to the GSK Collaboration Agreement. As such, the Company retains and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. Accordingly, the Company recognized revenue of $17.4 million related to GSK's waiver of its rights to exercise its Option during the three months period ended September 30, 2022.

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

If GSK had elected to conduct the MAT2A Combination Trial, the Company would have an obligation to supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company would have recognized revenue, as it transferred the control of the MAT2A product to GSK. In

January 2022, GSK waived its rights under the GSK Collaboration Agreement to conduct the MAT2A Combination Trial. Accordingly, the Company recognized revenue of $2.4 million related to the material right to supply MAT2A compound as the material right no longer exists and the Company has no further obligation related to the MAT2A Combination Trial.

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of September 30, 2022 (in thousands):

Performance Obligations	Allocation of Transaction Price
Pol Theta R&D Services	$2,121
WRN R&D Services	16,056
Total transaction price allocated to the remaining performance obligations	$18,177

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

11. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$1,615	$(11,582)	$(34,454)	$(31,550)
Denominator:
Weighted-average shares outstanding, basic	40,301,568	37,769,910	39,191,098	34,157,578
Effect of dilutive shares	808,003	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stock, diluted	41,109,571	37,769,910	39,191,098	34,157,578
Net income (loss) per share attributable to common stockholders, basic	$0.04	$(0.31)	$(0.88)	$(0.92)
Net income (loss) per share attributable to common stockholders, diluted	$0.04	$(0.31)	$(0.88)	$(0.92)

During a period of net loss, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table summarizes outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect on those periods:

	As of September 30,
	2022	2021
Options to purchase common stock	4,969,739	3,572,592
Unvested restricted stock awards	—	7,313
Unvested early exercised common stock options	—	192
Total	4,969,739	3,580,097

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

Darovasertib – PKC Inhibitor Clinical Candidate

Darovasertib (IDE196) is our most advanced clinical-stage product candidate. Darovasertib is a potent, selective small molecule inhibitor of protein kinase C, or PKC, which we are developing for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We are clinically evaluating darovasertib in a Phase 1/2 clinical trial, designated as IDE196-001, in solid tumors harboring GNAQ or GNA11 hotspot mutations in a basket trial design, including in metastatic uveal melanoma, or MUM, and other solid tumor indications such as skin melanoma, or cutaneous melanoma. Subject to feedback and guidance from the FDA, we are planning to initiate a potential registration-enabling trial in MUM in the first quarter of 2023, pursuant to the Second Clinical Trial Collaboration and Supply Agreement with Pfizer, or Second Pfizer Agreement.

We are also clinically evaluating darovasertib in a Phase 1 clinical trial as a potential neo-adjuvant and/or adjuvant therapy in primary, non-metastatic, uveal melanoma, or UM, in an Investigator Sponsored Trial, or IST, in coordination with St. Vincent’s Hospital Sydney, captioned as the “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma” (NADOM) study. We are targeting initiation of an IDEAYA-sponsored clinical trial in the fourth quarter of 2022 to further evaluate darovasertib monotherapy in (neo)adjuvant UM patients.

We are preclinically evaluating other potential expansion opportunities in oncology for darovasertib. We are preclinically evaluating darovasertib in combination with crizotinib in cMET-driven solid tumors such as hepatocellular carcinoma, or HCC, or non-small cell lung cancer, or NSCLC. Subject to preclinical evaluation and portfolio priorities, we may evaluate such combination in a Phase 1 clinical trial pursuant to the Third Clinical Trial Collaboration and Supply Agreement with Pfizer, or Third Pfizer Agreement. We are also preclinically studying darovasertib in combination with a KRAS inhibitor in certain solid tumors.

Darovasertib / Crizotinib Synthetic Lethality Combination Therapy – Metastatic Uveal Melanoma (MUM)

Our clinical trial strategy in MUM is to pursue darovasertib as a combination therapy with crizotinib, an investigational cMET inhibitor, pursuant to the second Clinical Trial Collaboration and Supply Agreement with Pfizer. We initiated a Phase 2 expansion cohort in June 2021 to evaluate the darovasertib / crizotinib combination therapy in MUM. As of August 31, 2022, we have enrolled a total of 67 MUM patients at the combination expansion doses of 300mg twice-a-day darovasertib and 200mg twice-a-day crizotinib, inclusive of 21 first-line MUM patients. We are continuing patient enrollment into the Phase 2 clinical trial to evaluate the darovasertib / crizotinib combination in MUM. We are prioritizing enrollment into first-line MUM based on observed early clinical partial responses.

In September 2022, we reported interim clinical data from the Phase 2 expansion cohort evaluating darovasertib and crizotinib synthetic lethal combination in MUM, based on a data and analyses cutoff of June 26, 2022. The interim Phase 2 clinical data update is based on an initial thirty-seven (37) patients enrolled in the darovasertib and crizotinib combination study at the combination expansion doses as of the data analysis cutoff date of June 26, 2022. Out of the thirty-seven (37) patients enrolled, there were thirty-five (35) patients evaluable for efficacy and two (2) non-evaluable patients. The two (2) non-evaluable patients were both pretreated and withdrew from the trial prior to the first scan. Neither of the two non-evaluable patients progressed due to disease: one (1) patient withdrew consent and one (1) patient discontinued early due to fatigue. The reported data are preliminary and based on an unlocked database as of the data analyses cutoff date of June 26, 2022, except one confirmatory scan after the data cutoff date or as otherwise noted.

We observed encouraging clinical activity in Phase 2 clinical trial evaluating darovasertib and crizotinib synthetic lethal combination in metastatic uveal melanoma, or MUM, patients in the expansion dose cohort. These investigator-reviewed data by RECIST 1.1 include:

• 89% of patients show tumor shrinkage in Any-Line MUM: 31 of 35 evaluable patients showed tumor shrinkage as determined by target lesion size reduction;

• 83% Disease Control Rate, or DCR, in Any-Line MUM: 29 of 35 evaluable patients showed stable disease or better as determined by target lesion size reduction;

• 50% Overall Response Rate, or ORR, in First-Line MUM: 4 of 8 evaluable patients had a confirmed partial response;

• 31% ORR in Any-Line MUM: 11 of 35 evaluable patients had a confirmed partial response;

• 43% of patients with >30% Tumor Reduction in Any-Line MUM: 15 of 35 evaluable patients observed partial responses with >30% tumor reduction, including 11 confirmed and 4 unconfirmed partial responses;

• Median Study Follow-Up of 6.5 months for First-Line MUM patients and 7.8 months for Any-Line MUM patients;

• Median Duration of Response, or DOR, in evaluable First-Line MUM patients has not yet been reached and 4 of 4 patients with confirmed PR’s in First-Line MUM remain in response; median DOR in evaluable Any-Line MUM patients has not yet been reached and 7 of 11 patients with confirmed PR’s in Any-Line MUM remain in response; and

• Median Progression Free Survival, or PFS, in First-Line MUM patients has not yet been reached and is >5 months in evaluable First-Line MUM patients; median PFS for evaluable Any-Line MUM patients is ~5 months.

We believe that these data provide clinical proof-of-concept for the efficacy of the darovasertib and crizotinib synthetic lethal combination treatment and support further clinical evaluation.

The darovasertib and crizotinib combination therapy has indicated a manageable adverse event profile in MUM patients (n=37) at the combination expansion doses, with a low rate of drug-related serious adverse events (SAEs). Patients reported predominantly Grade 1 or 2 drug-related adverse events; all patients experienced at least one drug-related adverse event, of which 76% were reported as Grade 1 or 2 and 24% were reported as Grade 3. As of the data analysis cutoff date of June 26, 2022, we observed no Grade 4 or Grade 5 drug-related adverse events. One patient discontinued treatment permanently due to a drug-related adverse event (fatigue).

We observed one Grade 5 SAE of a patient enrolled after the data cutoff date of June 26, 2022, which we believe was not likely related to study therapies and most likely due to disease progression. This patient had rapid disease progression and massive disease burden at the time of initial treatment. The treating investigator assessed the death (unknown cause) as most likely related to disease progression, and possibly related to the study therapies. Principal investigators on the study reviewed the event and concluded that the death was most likely due to disease progression. Based on the rapid clinical progression over a period of approximately five weeks – from pre-screening scan (~40% tumor involvement) to baseline scan (over 80% tumor involvement), and worsening clinical symptoms such as ascites through the event, we concluded that the death was not likely related to study therapies and most likely due to disease progression. We submitted an initial report of the patient data and conclusions to the FDA on August 3, 2022, along with supplemental material, and the FDA acknowledged receipt. No follow-up questions have been received from the FDA and the trial remains ongoing.

The potentially addressable patient population for MUM is estimated to include over 4,000 patients across the United States and Europe, based on estimated annual incidence. As an orally-administered small molecule precision medicine therapeutic, with observed anti-tumor activity and manageable adverse event profile, we believe that the darovasertib and crizotinib combination therapy has the potential to be a meaningful potential therapy for the MUM patient population.

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

Regulatory Guidance for Potentially Registration-Enabling Clinical Trial

Subject to feedback and guidance from the FDA, we are planning to initiate a potential registration-enabling trial in MUM in the first quarter of 2023, pursuant to the Second Pfizer Agreement. We are evaluating first-line MUM as a potential registrational regulatory strategy.

We are considering several scenarios for potential registrational clinical studies. In one scenario, a single-arm Phase 2 clinical trial could comprise further enrollment of patients into the current single-arm Phase 2 clinical trial evaluating darovasertib and crizotinib as combination therapy in MUM, with an endpoint of overall response rate, or ORR, providing a potential basis for accelerated approval. In this scenario, a confirmatory study could comprise a randomized Phase 3 clinical trial in MUM, with an endpoint of median PFS and/or overall survival, or OS.

In an alternative scenario, a randomized Phase 2 clinical trial could comprise a darovasertib and crizotinib combination arm as well as comparative arm in MUM. The comparative agent could be based on, for example, investigator choice. This scenario could comprise an integrated Phase 2/3 clinical trial design, with a Phase 2 endpoint of ORR as a potential basis for accelerated approval, and with expansion within the same study protocol in a confirmatory Phase 3 clinical trial in MUM. The confirmatory Phase 3 clinical trial could have an endpoint of median PFS and/or OS.

In either of these scenarios, we are evaluating design of the Phase 2 / Phase 3 clinical trial to support potential registration in first-line MUM. In this approach, the clinical trial design could potentially include first-line patients, including patients having HLA-A*02:01 negative serotype, for which there are currently no-approved therapies.

(Neo)Adjuvant Uveal Melanoma

We are clinically evaluating the potential for darovasertib as (neo)adjuvant therapy in primary UM.

In coordination with St. Vincent’s Hospital Sydney Limited, we have initiated an Investigator Sponsored Trial to evaluate darovasertib in (neo)adjuvant primary UM.

In September 2022, we reported observed clinical activity supporting potential darovasertib use in the (neo)adjuvant uveal melanoma setting, including responses of the primary orbital tumor. The clinical data comprises observed tumor shrinkage by investigator review of primary ocular lesions in 5 of 5 (100%) UM or MUM patients treated as monotherapy or in combination with crizotinib, as of a data cut-off date of August 19, 2022, unless otherwise noted. These data include:

• a darovasertib monotherapy patient with metastatic disease and an intact primary lesion in the eye observed a reduction of approximately 74% in the eye lesion as measured by PET Standard Uptake Value at an initial scan after approximately 2 weeks on therapy, with observed improvement in visual symptoms in the affected eye; this patient remained on therapy for approximately 7 months;

• a darovasertib and crizotinib combination patient with metastatic disease and an intact primary lesion in the eye observed tumor shrinkage of approximately 67% by RECIST 1.1 as a contribution to an overall confirmed PR, with improvement in visual symptoms in the affected eye; this patient is continuing on therapy as of approximately 5 months;

• a second darovasertib and crizotinib combination MUM patient with an intact primary lesion observed a reduction of the ocular lesion based on preliminary scan after the data cut-off date;

• a darovasertib monotherapy neoadjuvant UM patient with a primary ocular lesion enrolled in the NADOM IST observed a reduction of approximately 20% by RECIST 1.1 at the first scan after 27 days on therapy, with an observed decrease in ocular vasculature; and

• a second darovasertib monotherapy neoadjuvant UM patient with a primary ocular lesion enrolled in the NADOM IST observed a reduction in the ocular lesion based on preliminary scan after the data cut-off date; these two patients are enrolled in the NADOM IST and are continuing on therapy as of approximately 1 month.

We believe that these clinical observations provide a basis for further clinical investigation to evaluate whether darovasertib can improve current primary treatment paradigms, which typically include radiotherapies and/or enucleation of the eye as primary interventional treatments.

We are targeting initiation of an IDEAYA-sponsored clinical trial in the fourth quarter of 2022 to further evaluate darovasertib monotherapy in (neo)adjuvant UM patients. In connection therewith, we are considering potential clinical endpoints such as vision and organ preservation which would be temporally proximal to the primary interventional treatments.

The potentially addressable patient population for (Neo)Adjuvant UM represents a significant expansion opportunity for darovasertib and is estimated to include a potential annual incidence of approximately 8,700 patients aggregate in the United States and Europe.

Other Potential Indications

We are preclinically evaluating other potential expansion opportunities in oncology for darovasertib.

We are preclinically evaluating darovasertib in combination with crizotinib in cMET-driven solid tumors such as HCC or NSCLC. In March 2022, we entered into the Third Pfizer Agreement, pursuant to which we may, subject to preclinical evaluation and portfolio priorities, evaluate darovasertib and Pfizer’s investigational cMET inhibitor, crizotinib, as a combination therapy in cMET-driven tumors such as HCC or NSCLC in a Phase 1 clinical trial. If we initiate a Phase 1/2 clinical trial to evaluate this combination, we would sponsor the clinical trial, provide darovasertib and pay for the costs of this combination study. Pfizer would provide crizotinib for this combination study at no cost to us.

We are also preclinically evaluating potential expansion opportunities in KRAS-driven solid tumors, evaluating darovasertib in combination with a KRAS inhibitor.

IDE397 – MAT2A Inhibitor Clinical Candidate

IDE397 is our next-most advanced clinical-stage product candidate. IDE397 is a potent, selective small molecule inhibitor of methionine adenosyltransferase 2a, or MAT2A, which we are developing for patients having solid tumors with S-methyl-5’-thioadenosine phosphorylase, or MTAP deletions. MTAP deletion in patient tumors is identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

We have initiated and are enrolling patients into monotherapy expansion cohorts and combination cohorts of a Phase 1/2 clinical trial. In parallel, we are continuing to enroll additional patients into the dose escalation portion of the Phase 1 clinical trial.

For monotherapy expansion cohorts, we are currently focusing on enrollment of patients with squamous cell NSCLC and esophagogastric cancer, consistent with preclinical efficacy and translational data.

For combination cohorts, we are enrolling patients into a combination cohort evaluating IDE397 in combination with pemetrexed in NSCLC and potentially other solid tumors, as well as with taxanes, including docetaxel in NSCLC and separately with paclitaxel in esophagogastric cancer, and in each case potentially with other solid tumors. The pemetrexed and taxane agents are each standard-of-care agents and current first-line therapies, for example in NSCLC, mesothelioma and other indications. The combination of IDE397 with pemetrexed is a novel and potential first-in-class combination of a MAT2A inhibitor with an antifolate agent.

We are also planning to clinically evaluate IDE397 in combination with AMG 193, Amgen’s investigational methylthioadenosine-, or MTA-cooperative protein arginine methyltransferase 5, or PRMT5, inhibitor, in patients having tumors with MTAP deletion. The combination of IDE397 with AMG 193 is a novel and potential first-in-class synthetic lethality combination which targets two distinct and mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5, providing a complementary approach for targeting MTAP-null tumors.

In July 2022, we entered into a Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA, with Amgen Inc., or Amgen, to clinically evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with Amgen’s investigational small molecule MTA-cooperative inhibitor of PRMT5, AMG 193, in patients having MTAP-deletion solid tumors, in a Phase 1/2 clinical trial, or the IDE397/AMG 193 Combination Study. Pursuant to the mutually non-exclusive Amgen CTCSA, Amgen is the sponsor of the IDE397/AMG 193 Combination Study and will provide AMG 193, we will provide IDE397 and each party will pay for fifty percent (50%) of the external third-party costs of the IDE397/AMG 193 Combination Study. Each party will be responsible for its own internal costs and expenses in support of the IDE397/AMG 193 Combination Study. We and Amgen will jointly own clinical data and all intellectual property, if any, relating to the combined use of IDE397 and AMG 193 from the IDE397/AMG 193 Combination Study. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent. We have formed a joint oversight committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA.

In collaboration with Amgen, we are developing a clinical development plan for evaluating the combination of IDE397 and AMG 193 in patients having tumors with MTAP-deletion.

We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. We had granted an option to GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO.4), Limited, an affiliate of GSK plc, in connection with the Collaboration, Option and License Agreement, or GSK Collaboration Agreement, to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A. In August 2022, we received notice from GSK waiving its rights to exercise its option to obtain such an exclusive license. This decision from GSK was based on an IDE397 option data package which we had delivered to GSK. The option data package was comprised of preclinical data and clinical data from the IDE397 monotherapy dose escalation study of the Phase 1 clinical trial, including safety and tolerability data, pharmacokinetic data and pharmacodynamic data. As a consequence of GSK’s waiver of its option rights, we retain and fully own all right, title and interest in and to IDE397 and the MAT2A program.

We are obtaining patient biopsies for translational research from dose escalation cohorts in the IDE397 Phase 1 clinical trial and we also plan to obtain patient biopsies from expansion and combination cohorts in the clinical trial. We are obtaining solid tumor biopsies from a more limited number of consenting patients, as well as liquid biopsies from blood samples from a greater number of consenting patients. We are evaluating pharmacodynamic, or PD, biomarkers, such as peripheral or plasma S-adenosyl methionine, or SAM, and tumor SAM, as well as symmetric dimethyl arginine, or SDMA, and circulating tumor DNA molecular response from patient liquid biopsy blood samples.

We reported preliminary clinical pharmacokinetics, or PK, pharmacodynamic, or PD, and tolerability data in January 2022 and in March 2022. This clinical data included observed dose-proportional pharmacokinetic exposures across dose ranges of Cohort 1 through Cohort 5 of the Phase 1 dose escalation. The observed exposures across dose ranges of Cohort 4 and Cohort 5 were approximately in range of active exposure targets established from preclinical models. Data from dose escalation cohorts through Cohort 5 showed preliminary clinical activity with monotherapy, including pharmacodynamic response in plasma SAM, dose- and/or exposure-dependent pharmacodynamic modulation, and tumor reductions or stasis in multiple patients with MTAP deleted advanced or metastatic solid tumors. The reported data demonstrated a dose- and/or exposure-dependent pharmacodynamic modulation, reflected as a reduction in plasma SAM, a proximal pharmacodynamic marker, in evaluable plasma samples across dose ranges of Cohort 1 through Cohort 5. These data also reflected a dose- and/or exposure-dependent pharmacodynamic modulation of SDMA in evaluable tumor biopsies from Cohort 4 through Cohort 5. We observed tumor shrinkage in multiple patients in early dose escalation Cohorts 2 and 3 (n=3, n=2, respectively), including in a Cohort 2 NSCLC patient (approximately 15% reduction in target lesions) and in a Cohort 3 adenoid cystic carcinoma patient with a lung metastasis (approximately 11% reduction in target lesions), pursuant to RECIST v1.1 criteria.

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

In collaboration with GSK, we have selected a development candidate small molecule inhibitor of Pol Theta Helicase, or ATPase, domain. We are, in collaboration with GSK, targeting first-in-human clinical evaluation of our Pol Theta Helicase inhibitor Development Candidate, or DC, in combination with niraparib in the first half of 2023 for patients having tumors with HRD.

We have shown combination activity of our Pol Theta Helicase inhibitors with multiple PARP inhibitors, including niraparib. We have demonstrated synergistic in vivo efficacy of a Pol Theta Helicase inhibitor with niraparib. Tumor regressions were observed in combination studies, including a durable response, for example out to 80 days, in multiple in vivo xenograft models.

We plan to continue further preclinical development of our POLQ program in collaboration with GSK pursuant to the GSK Collaboration Agreement. We have the potential to receive an aggregate of up to $20 million in milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance our Pol Theta Helicase DC from preclinical development into early Phase 1 clinical trials, including up to $10 million aggregate for advancing this DC through IND effectiveness. In August 2022, we achieved the first preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment receivable, with the potential to receive up to an additional $7.0 million for advancing the Pol Theta Helicase Inhibitor DC through IND effectiveness.

Werner Helicase

We are also continuing to advance our preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase, or WRN, for patients having tumors with high microsatellite instability, or MSI.

We have demonstrated in vivo efficacy with tumor regression and PD response in a relevant MSI high model. We have observed selectivity of our WRN inhibitor and validation of the synthetic lethal relationship to tumors with high MSI over tumors with microsatellite stable, or MSS, based on a lack of in vivo pharmacological response in relevant MSS xenograft models.

We are, in collaboration with GSK, targeting nomination of a Werner Helicase inhibitor development candidate in 2023.

For this program, we plan to continue further preclinical development in collaboration with GSK pursuant to the GSK Collaboration Agreement. We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones which may occur as we, in collaboration with GSK, advance a Werner Helicase inhibitor from preclinical into early Phase 1 clinical trials.

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

Prospectus Supplement - At-the-Market Facility

In August 2020, we filed a prospectus supplement to the prospectus dated June 10, 2020, activating our at-the-market, or ATM, facility by entering into an Open Market Sale Agreement, or August 2020 Sales Agreement, with Jefferies LLC, or Jefferies, relating to shares of our common stock offered by the prospectus supplement and the accompanying prospectus. Pursuant to the terms of the August 2020 Sales Agreement, we could offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $50.0 million from time to time through Jefferies acting as agent. As of January 15, 2021, we exhausted all sales under the August 2020 Sales Agreement.

In January 2021, we entered into a new Open Market Sale Agreement, or January 2021 Sales Agreement, with Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of its common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $90.0 million through Jefferies as its sales agent. Pursuant to each of the August 2020 Sales Agreement and the January 2021 Sales Agreement, Jefferies, as sales agent, receives a commission of 3.0% of the aggregate gross proceeds that the Company receives from each sale of its shares of common stock sold under the August 2020 Sales Agreement and the January 2021 Sales Agreement.

During the nine months ended September 30, 2022, we sold an aggregate of 601,844 shares of our common stock through at-the-market offerings for aggregate gross proceeds of $9.4 million at a weighted average sales price of approximately $15.56 per share, inclusive of 599,671 shares sold in the third quarter of 2022 for aggregate gross proceeds of $9.3 million at a weighted average sales price of approximately $15.53 per share. Each of such sales of our common stock were made pursuant to the January 2021 Sales Agreement with Jefferies as sales agent. As of September 30, 2022, approximately $64.4 million of common stock remained available to be sold under the ATM facility.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

Public Offering and Sale of IDEAYA Common Stock

On September 19, 2022, we completed an underwritten public offering of 8,761,905 shares of our common stock at an offering price to the public of $10.50 per share, including 1,142,857 shares of common stock upon the exercise in full of the overallotment option by the underwriters, pursuant to which we received aggregate net proceeds of $86.1 million, after deducting underwriting discounts and commissions and other offering expenses.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations through September 30, 2022 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, an affiliate of GSK, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through follow-on underwritten public offerings in July 2021 and September 2022. Additionally, we received a non-dilutive upfront cash payment of $100 million from GSK in connection with the GSK Collaboration Agreement in July 2020.

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

Our net losses were $34.5 million and $31.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $211.2 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the clinical development of darovasertib, our PKC inhibitor, in combination with crizotinib in the ongoing IDE196-001 Phase 1/2 clinical trial, in coordination with Pfizer pursuant to the Second Pfizer Agreement, (ii) the clinical development of IDE397, our MAT2A inhibitor, in the ongoing IDE397-001 Phase 1/2 clinical trial, (iii) the preclinical and potential clinical development of IDE161, our PARG inhibitor, and (iv) our earlier pipeline programs, including our MTAP-SL program and our Synthetic Lethality Target programs.

We are collaborating with Amgen to evaluate the clinical combination of IDE397, our investigational MAT2A inhibitor, in combination with AMG 193, Amgen’s investigational PRMT5 inhibitor, in an Amgen-sponsored clinical trial, pursuant to the Amgen CTCSA. We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of September 30, 2022, we had cash, cash equivalents, and short-term and long-term marketable securities of $393.9 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed November 8, 2022.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. In the future, revenue may include additional milestone payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of various factors, such as the timing and amount of license, research and development services, and milestone and other payments. The revenue we recognize or generate under the GSK Collaboration Agreement may also fluctuate from period to period due to changes to prospective collaboration research budgets or changes to respective allocation of resources as between the parties and as between internal or external (e.g., CRO) sources, in each case on a program-by-program basis, as part of ongoing collaboration research management.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30, 2022	June 30, 2022
External clinical development expenses (1):
IDE397	$2,318	$2,179
IDE196	3,140	3,590
Personnel related and stock-based compensation	6,673	6,726
Other research and development expenses	10,241	10,301
Total research and development expenses	$22,372	$22,796

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

The following table summarizes our external clinical development expenses by program for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
External clinical development expenses (2):
IDE397	$6,309	$2,871
IDE196	9,338	5,519
Personnel related and stock-based compensation	19,773	13,588
Other research and development expenses	29,403	20,070
Total research and development expenses	$64,823	$42,048

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and June 30, 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2022	June 30, 2022	Change	% Change
Revenue:
Collaboration revenue	$29,699	$5,851	$23,848	408%
Operating expenses:
Research and development	22,372	22,796	(424)	(2%)
General and administrative	6,667	5,554	1,113	20%
Income (loss) from operations	660	(22,499)	23,159	103%
Interest income and other income, net	955	443	512	116%
Net income (loss)	$1,615	$(22,056)	$23,671	107%

Collaboration Revenue

Collaboration revenue increased by $23.8 million, or 408%, from the three months ended June 30, 2022 to the three months ended September 30, 2022. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period. During the three months ended September 30, 2022, the Company recognized revenue of $17.4 million relating to GSK's waiver of its right to exercise its Option for the MAT2A program. The POLQ program achieved an initial preclinical development milestone for which the Company recognized a portion of the $3.0 million milestone consideration as revenue in the amount of $2.5 million. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses decreased by $0.4 million, or 2%, from the three months ended June 30, 2022 to the three months ended September 30, 2022. The decrease in research and development expenses was primarily due to decreases of $0.8 million in clinical expenses and $0.6 million in outside services related to the advancement of our preclinical and clinical studies, partially offset by an increase of $1.0 million in consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 20%, from the three months ended June 30, 2022 to the three months ended September 30, 2022. The increase in general and administrative expenses was due to increases of $0.2 million in personnel-related expenses, $0.4 million in consulting expenses, $0.5 million in professional fees and $0.2 million in software expenses, partially offset by a decrease in insurance expense of $0.2 million.

Interest Income and Other Income, Net

Interest income and other income, net increased by $0.5 million, or 116%, from the three months ended June 30, 2022 to the three months ended September 30, 2022, primarily due to higher interest rates on our investments.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Revenue:
Collaboration revenue	$46,909	$24,979	$21,930	88%
Operating expenses:
Research and development	64,823	42,048	22,775	54%
General and administrative	18,145	14,830	3,315	22%
Loss from operations	(36,059)	(31,899)	(4,160)	13%
Interest income and other income, net	1,605	349	1,256	360%
Net loss	$(34,454)	$(31,550)	$(2,904)	9%

Collaboration Revenue

Collaboration revenue increased by $21.9 million, or 88%, in the nine months ended September 30, 2022. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During the nine months ended September 30, 2022, the Company recognized revenue of $17.4 million relating to GSK's waiver of its right to exercise its Option in August 2022 for the MAT2A program. The POLQ program achieved an initial preclinical development milestone for which the Company recognized a portion of the $3.0 million milestone consideration as revenue in the amount of $2.5 million. The Company recognized $2.4 million resulting from the GSK waiver to conduct the MAT2A Combination Trial. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses increased by $22.8 million, or 54%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase in research and development expenses was primarily due to increases of $6.2 million in personnel-related expenses mainly due to an increase in headcount to support our growth, $4.1 million in clinical expenses, $10.3 million for consultants and outside services related to the advancement of our preclinical and clinical studies, $0.9 million in facility-related expenses due to higher allocation and $1.3 million in other costs primarily for laboratory supplies, licensing fees and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million, or 22%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increases of $1.5 million in personnel-related expenses, $2.0 million in consulting fees, $0.7 million in software expenses and $0.2 million in professional fees, partially offset by decreases of $0.3 million in insurance expenses and $0.8 million in other expenses primarily from lower facility-related expenses due to higher allocation to research and development.

Interest Income and Other Income, Net

Interest income and other income, net increased by $1.3 million, or 360%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022, primarily due to higher interest rates on our investments.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $393.9 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2022 and 2021, we had net losses of $34.5 million and $31.6 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2022, we had an accumulated deficit of $211.2 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations in support of our long-term cash requirements.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of September 30, 2022, we expect to make the total lease payments of $4.2 million through July 2024.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(63,805)	$(39,122)
Investing activities	(23,128)	(69,253)
Financing activities	96,841	144,766
Net increase in cash, cash equivalents and restricted cash	$9,908	$36,391

Cash Flows from Operating Activities

Net cash used in operating activities was $63.8 million for the nine months ended September 30, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $34.5 million, adjusted for net non-cash charges of $11.7 million and changes in net operating assets and liabilities of $41.0 million. Our non-cash charges consisted of $8.7 million in stock-based compensation, $0.4 million amortization of premium on marketable securities, $1.5 million in depreciation and $1.1 million amortization of right-of-use assets. The net change in our operating assets and liabilities consisted primarily of decreases of $42.7 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $1.3 million in lease liabilities, $2.3 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement and $0.5 million in prepaid expenses and other assets, partially offset by an increase of $1.5 million in accounts payable and $4.2 million in accrued and other liabilities.

Net cash used in operating activities was $39.1 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $31.6 million, adjusted for net non-cash charges of $9.8 million and changes in net operating assets and liabilities of $17.3 million. Our non-cash charges consisted of $6.2 million in stock-based compensation, $1.4 million amortization of premium on marketable securities, $1.3 million in depreciation and $1.0 million amortization of right-of-use assets. The net change in our operating assets and liabilities consisted primarily of decreases of $21.6 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $1.1 million in lease liabilities and $0.9 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement, partially offset by increases of $1.2 million in accounts payable, $3.7 million in accrued and other liabilities and $0.4 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $23.1 million for the nine months ended September 30, 2022, which consisted of $190.3 million used to purchase marketable securities and $3.4 million used to purchase property and equipment, partially offset by $170.6 million provided by maturities of marketable securities.

Net cash used in investing activities was $69.3 million for the nine months ended September 30, 2021, which consisted of $282.4 million used to purchase marketable securities and $2.0 million used to purchase property and equipment, partially offset by $211.2 million provided by maturities of marketable securities and $4.0 million provided by sales of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $96.8 million for the nine months ended September 30, 2022, which consisted primarily of $86.1 million of net proceeds from the follow-on offering in September 2022, $8.9 million of net proceeds from sales under our ATM facility, $0.9 million of net proceeds from exercise of common stock options and $0.4 million of proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 18, 2022. For the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2022, we had cash equivalents and marketable securities of $393.9 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

While we are seeing, and expect to continue to see, record inflation and elevated interest rates due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing Ukraine-Russia conflict and related sanctions, we do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein, and as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation, interest rates or exchange rates to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic or the ongoing Ukraine-Russia conflict and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Only two of our product candidates, IDE397 and darovasertib (IDE196), are currently in ongoing clinical trials – one Phase 1/2 clinical trial to evaluate IDE397 for the treatment of patients having solid tumors with MTAP deletion that we initiated in April 2021, one ongoing Phase 1/2 clinical trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations, and one ongoing Phase 1 investigator sponsored clinical trial evaluating darovasertib as a potential neo-adjuvant and/or adjuvant therapy in primary, non-metastatic, uveal melanoma.

We have had significant operating losses since our inception. Our net losses for the nine months ended September 30, 2022 and 2021 were $34.5 million and $31.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $211.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1/2 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1/2 clinical trial we are conducting. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $393.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib and IDE397 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our ability to raise additional funds will depend on financial, economic and other factors, including the ongoing effects of the COVID-19 pandemic and the Ukraine-Russia conflict, many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our two most advanced product candidates, IDE397 and darovasertib, are in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE397 is currently being evaluated in an ongoing Phase 1/2 clinical trial to evaluate IDE397 for the treatment of patients with MTAP deletion. Darovasertib is currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019, including the combination arm with crizotinib that we initiated in

December 2020. Darovasertib is also currently being evaluated in an ongoing Phase 1 investigator sponsored clinical trial as a potential neo-adjuvant and/or adjuvant therapy in primary, non-metastatic, uveal melanoma. Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. One of our product candidates, IDE397, is in a Phase 1/2 clinical trial that we are conducting. Another of our product candidates, darovasertib, is in a Phase 1/2 clinical trial that we are conducting. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of darovasertib or IDE397 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of, darovasertib, IDE397, or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing darovasertib, any MAT2A product or any other product candidate.

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

Before obtaining marketing approval from regulatory authorities for the sale of any products, we, or our collaboration partners, such as GSK, must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. In addition, we may rely in part on preclinical, clinical and quality data generated by contract research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. Further, pursuant to our license agreement with Novartis, we have a right of reference to certain data from Novartis’ Phase 1 clinical trial data for our regulatory filings for darovasertib.

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

To date, only two of our product candidates, IDE397 and darovasertib, have been tested in clinical trials, including an ongoing Phase 1/2 clinical trial of IDE397 and an ongoing Phase 1/2 clinical trial of darovasertib, and they have been observed to be generally well tolerated, with certain drug-related SAEs and AEs being reported for darovasertib, as monotherapy and in combination with crizotinib.

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

Although we believe that darovasertib is currently the most advanced small molecule PKC inhibitor for genetically-defined cancers having GNAQ or GNA11 gene mutations in clinical trials, others may receive approval for competitive products before we do. If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For darovasertib, our small molecule inhibitor targeting PKC in genetically-defined solid tumors having GNAQ or GNA11 mutations or other genetic alterations that activate the PKC signaling pathway, other companies are actively developing therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PKC iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC. We are aware of other companies that are conducting research and development of potential therapies for primary and/or metastatic uveal melanoma based on other targets and approaches. For example, Immunocore is developing IMCgp100 (tebentafusp), also known under its branded name of Kimmtrak, which was approved by the FDA in January 2022 and by the European Commission in April 2022 for the treatment of HLA-A*02:01-positive adult patients with unresectable or metastatic uveal melanoma. Immunocore has disclosed in regulatory filings that there is an estimated addressable patient population of 1,000 patients per annum which have metastatic uveal melanoma that are HLA-A*02:01-positive and will be eligible for treatment with Kimmtrak. Novartis is developing DYP688, an antibody-drug conjugate, or ADC, targeting PMEL 17 in MUM and other GNAQ/11-mutant melanomas. Additionally, Aura Biosciences is developing AU-011 a virus-like drug conjugate (VDC) as local treatment for early stage choroidal melanoma. With respect to our MAT2A inhibitor for solid tumors having MTAP gene deletion, Servier is developing AG-270 (alternatively designated as S095033) in a Phase 1 clinical trial for certain advanced solid tumors or lymphoma. Servier has also disclosed a preclinical development candidate designated as S95035. Additionally, several other early-stage companies, including Anticancer Bioscience, Artios, Breakpoint, Cyteir, Foghorn, FoRx, KSQ, MetaboMed, Mirati, NeoMed, Repare, Ribon, Ryvu, Silicon (a part of Roivant), Tango, Vividion and Zai Lab are performing research in synthetic lethality. For our pipeline of small molecule therapeutics based on synthetic lethality, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple companies have been involved with research and development of PARP inhibitors, including AstraZeneca (Lynparza), Clovis (Rubraca), GSK (Zejula), and Pfizer (Talzenna). Development decisions and data from clinical trials of our competitors may adversely impact clinical development of our product candidates, and may additionally or alternatively have a material adverse impact on our financial condition or business prospects.

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

As of September 30, 2022, we had 95 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into an ongoing global pandemic. As of October 2022, the coronavirus has spread around the world and the United States continues to experience outbreaks of COVID-19 and its variant strains. As states and localities increasingly lift COVID-19 protocols, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment, remote working and clinical trials, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture. We will continue to monitor the extent and impact of the pandemic and, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the nine months ended September 30, 2022, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, a military invasion of Ukraine by Russian troops was reported. Following the invasion, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. Such risks and disruptions may negatively impact our supply chain, manufacturing arrangements, preclinical studies, clinical trials and our access to capital markets and ability to finance operations, which could have a materially adverse impact on our results of operations, financial condition and prospects.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture of any future approved products. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. These third-party manufacturers may be delayed in their manufacture or shipment of our product candidates due to the COVID-19 pandemic, heightened geopolitical conflict, increases in inflation and interest rates, or supply chain disruptions. For example, deterioration in the relationship between the United States and the PRC may impact international trade, government spending, regional stability and macroeconomic conditions. The impact of these potential developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, the PRC, may contribute to disruption of our PRC-based third-party suppliers and instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results. Additionally, our ability to audit these third-party manufacturers for compliance with cGMP requirements and our specifications may be hindered or delayed due to the COVID-19 pandemic and geopolitical conditions.

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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us, particularly if the COVID-19 pandemic, geopolitical conflict and macroeconomic concerns continue or worsen.

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2022, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Additionally, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, includes prescription drug provisions that have significant implications for the pharmaceutical industry and beneficiaries, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical patients, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR the UK GDPR, Brazil’s General Data Protection Law (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal data, and violators of these laws face significant penalties. Among the most stringent of these laws is the GDPR. On May 25, 2018, the GDPR became effective, implementing more stringent requirements in relation to our use of personal data. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. We will be subject to the GDPR where we have an EEA presence or “establishment”, when conducting clinical trials with EEA based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or when offering approved products or services in the future to EEA based data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EU and the U.S. remains uncertain. For example, in 2016, the EU and U.S. agreed to a transfer framework for data transferred from the EU to the U.S., called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. However, it is not clear whether

(and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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
•
announcements relating to, or results from, our GSK Collaboration Agreement;
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
•
market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic, as well as adverse geopolitical and macroeconomic developments, such as the ongoing Ukraine-Russia conflict and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation; and
•
general economic and geo-political conditions in the United States and abroad.

In addition, the stock markets in general, and the markets for biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility. In particular, the market prices of securities of smaller biotechnology have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. Furthermore, the trading price of our common stock may be adversely affected by third-parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2022, we have outstanding a total of 48.1 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of September 30, 2022, approximately 6.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

10.1 †‡	Clinical Trial Collaboration and Supply Agreement by and between Amgen Inc. and IDEAYA Biosciences, Inc. made as of July 26, 2022.				X

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

IDEAYA Biosciences, Inc.

Date: November 8, 2022	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)