Form 10-K
period 2022-12-31
IDEAYA Biosciences, Inc.
filed 2023-03-07
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was $493.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 3, 2023, the registrant had 48,387,222 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•
the timing of and costs involved in obtaining and maintaining regulatory approval (or certification in certain foreign jurisdictions) for any of current or future product candidates and companion diagnostics, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
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

We believe synthetic lethality, as an emerging class of precision medicine, represents one of the most exciting, potentially impactful new areas of development in oncology, and we are investing a significant portion of our resources to become a leader in this emerging field. We are establishing a broad pipeline of clinical and preclinical programs directed to synthetic lethality targets. We are also investing in and enhancing our capabilities for identification and validation of new synthetic lethality targets. For targets of interest, we plan to discover therapeutic drugs and identify relevant biomarkers for patient selection.

Our clinical pipeline continues to mature – with three clinical-stage product candidates being evaluated in four active clinical trials. Our most advanced clinical program is evaluating darovasertib, or IDE196, a small molecule protein kinase C, or PKC, inhibitor, in combination with crizotinib, an investigational cMET inhibitor, in a Phase 2 clinical trial in patients having metastatic uveal melanoma, or MUM, and separately as a single-agent in a Phase 2 clinical trial as neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM. IDE397, our small molecule methionine adenosyltransferase 2a, or MAT2A, inhibitor, is being evaluated in Phase 2 clinical trial in monotherapy expansion and in selected combinations in Phase 1 dose escalation in patients having tumors with methylthioadenosine phosphorylase, or MTAP, gene deletion. IDE161, our small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor, is being evaluated in a Phase 1/2 clinical trial in patients having tumors with homologous recombination deficiency, or HRD.

Darovasertib is a clinical-stage PKC inhibitor that we are evaluating as a synthetic lethal combination therapy in patients having genetically-defined cancers having GNAQ or GNA11 gene mutations. Darovasertib, which we in-licensed from Novartis, is being clinically evaluated in a Phase 2 clinical trial designated as IDE196-001 in combination with Pfizer's investigational cMET inhibitor, crizotinib, in MUM, pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer. Subject to U.S. Food and Drug Administration, or FDA, guidance, we plan to evaluate darovasertib and crizotinib as a combination therapy in MUM in a Phase 2/3 potentially registration-enabling clinical trial pursuant to a second Clinical Trial Collaboration and Supply Agreement, or the Second Pfizer Agreement.

We are also evaluating darovasertib as a single agent in a separate Phase 2 clinical trial as neoadjuvant and adjuvant therapy in primary UM. This clinical trial, designated as IDE196-009, includes a first cohort of UM patients with large tumors who would, without neoadjuvant treatment, otherwise undergo enucleation as a primary interventional treatment, and a second cohort of UM patients with small or medium tumors who would otherwise undergo radiation therapy, such as plaque brachytherapy. Each of these neoadjuvant cohorts will be treated with darovasertib prior to a primary interventional treatment until maximum benefit or six months, at which time they will undergo a primary interventional treatment, and will subsequently be treated with darovasertib for up to an additional six months as follow-up adjuvant therapy.

We own or control all commercial rights in our darovasertib program, including in MUM and UM.

IDE397 is a MAT2A inhibitor for patients with solid tumors having MTAP deletions – a patient population estimated to represent approximately 15% of solid tumors. We are enrolling patients into a Phase 1/2 clinical trial designated as IDE397-001 to evaluate IDE397 as monotherapy in patients having certain tumors with MTAP gene deletion with an initial primary focus on non-small cell lung cancer, or NSCLC, esophagogastric cancer, and bladder cancer. We have initiated combination dose escalation cohorts for combinations of IDE397 with chemotherapy agents, including pemetrexed and taxanes.

We are also planning to evaluate IDE397 in combination with AMG 193, the Amgen investigational methylthioadenosine-, or MTA-cooperative protein arginine methyltransferase 5, or PRMT5, inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to a Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA, with Amgen Inc., or Amgen. We are prioritizing the IDE397 / AMG 193 clinical combination and, at this time are discontinuing enrollment into the IDE397-001 clinical trial cohorts evaluating chemotherapy combinations. We own or control all commercial rights in our MAT2A program. This approach is based on favorable preclinical combination efficacy and tolerability data observed with the IDE397 / AMG 193 combination, and on the proposed target enrollment and budget for the planned global clinical trial pursuant to the Amgen CTCSA.

IDE161 is a clinical-stage, potent and selective small molecule inhibitor of PARG for patients having tumors with defined biomarkers based on genetic mutations and/or molecular signatures, with an initial focus on patients with HRD. PARG represents a novel and differentiated target in the same clinically validated pathway as poly (ADP-ribose) polymerase, or PARP. We are evaluating IDE161 in a Phase 1/2 clinical trial designated as IDE161-001 to determine the safety, tolerability, pharmacokinetic, or PK, and pharmacodynamic, or PD, properties and preliminary efficacy of IDE161 as monotherapy in patients having tumors with HRD, such as BRCA1/2-mutant breast and ovarian cancer patients. A clinical focus will include an expansion cohort of breast cancer patients having tumors with HRD which are estrogen receptor positive, or ER+, and human epidermal growth factor receptor 2 negative, or Her2-. We will also evaluate an expansion cohort of ovarian cancer patients with HRD, and a basket expansion cohort of patients having other solid tumors with HRD. We own or control all commercial rights in our PARG program.

In addition, we also have several preclinical research programs advancing toward the clinic. We have preclinical programs for a small molecule inhibitor targeting DNA Polymerase Theta, or Pol Theta or POLQ, in collaboration with GlaxoSmithKline, or GSK, for solid tumors with HRD including BRCA mutations. We also have a preclinical program for a small molecule inhibitor targeting Werner Helicase, or WRN, in collaboration with GSK, in tumors with high microsatellite instability, or MSI high. Additionally, we have multiple wholly-owned early preclinical research programs directed toward next-generation synthetic lethality targets, in each case for patients with solid tumors characterized by a proprietary biomarker or a gene signature.

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

Continue to efficiently develop our clinical-stage product candidates, darovasertib, an orally available small molecule inhibitor of PKC, IDE397, an orally available small molecule inhibitor of MAT2A, and IDE161, an orally available small molecule inhibitor of PARG. We are currently conducting a Phase 2 trial evaluating darovasertib as a combination therapy with crizotinib in patients with MUM, a population in which greater than 90% of patients have tumors harboring GNAQ or GNA11 mutations. We are also conducting a company-sponsored Phase 2 clinical trial and, separately, supporting an investigator-sponsored clinical trial, or IST, in each case to evaluate darovasertib in neoadjuvant and adjuvant primary UM. We are currently evaluating IDE397 in a Phase 2 monotherapy dose expansion cohort in patients with tumors having MTAP-deletion. We have received FDA authorization of our Investigational New Drug Application, or IND, and are preparing to initiate dosing of a first patient in a Phase 1/2 clinical study to evaluate IDE161 in solid tumors, including tumors having HRD.

Advance our preclinical pipeline of small molecule product candidates in synthetic lethality into clinical development. Our synthetic lethality pipeline includes multiple preclinical research programs, including our Pol Theta Helicase and Werner Helicase programs. We are, in collaboration with GSK, planning to submit an IND to the U.S. FDA to support a GSK-sponsored Phase 1/2 first-in-human clinical evaluation of our Pol Theta Helicase inhibitor development candidate, or DC, in combination with niraparib for patients having tumors with HRD. We are also planning, in collaboration with GSK, identification of a Werner Helicase development candidate. We are also continuing to invest in our earlier, broader portfolio of synthetic lethality programs, including certain identified next-generation synthetic lethality programs.

Broaden our pipeline of targeted therapies and apply our core capabilities to establish a leading franchise in the field of synthetic lethality. We are continuing our target identification and validation activities for advancing new synthetic lethality targets and associated biomarkers, with active programs for several next-generation synthetic lethality targets. We continue to invest in core functional capabilities, including in drug discovery, bioinformatics and translational biology.

Collaborate with leaders in the field of diagnostics to enable the identification of defined patient populations for our product candidates. Our precision medicine approach leverages the availability or development of companion diagnostics to identify patients for which our product candidates will be most effective.

Collaborate under our existing strategic partnerships and identify additional strategic collaborations to accelerate development timelines and maximize the commercial potential of our targeted product candidates. We have entered into the Pfizer Agreements for evaluation of the darovasertib in combination with crizotinib in MUM. We entered into the Amgen CTCSA to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-deletion solid tumors. We have entered into a strategic partnership and collaboration with GSK for our synthetic lethality programs targeting Pol Theta and Werner Helicase pursuant to the Collaboration, Option and License Agreement with GSK, or GSK Collaboration Agreement. We will selectively evaluate strategic collaborations for our targeted product candidates with biopharmaceutical partners whose research, development, commercial, marketing, and geographic capabilities complement our own.

Pipeline – Overview and Program Goals

We are applying our capabilities and approach to develop a portfolio of targeted therapeutics for defined patient populations, with a focus in synthetic lethality.

(1) Pursuant to Pfizer Agreements

(2) Pursuant to Amgen CTCSA

(3) Pursuant to Cancer Research UK/Manchester Agreement

(4) Pursuant to GSK Collaboration, Option and License Agreement

Our precision medicine pipeline currently includes three clinical-stage assets, darovasertib, IDE397 and IDE161. Darovasertib is a PKC inhibitor being evaluated in combination with crizotinib, an investigational cMET inhibitor, in a Phase 2 clinical trial in MUM. Darovasertib is being separately evaluated as a single-agent neoadjuvant and adjuvant therapy in a Phase 2 clinical trial in primary UM. IDE397 is a MAT2A inhibitor being evaluated in a monotherapy Phase 2 dose expansion cohort in patients with solid tumors having MTAP deletion. IDE161 is a PARG inhibitor being evaluated in a Phase 1/2 clinical trial in patients having solid tumors, including tumors having HRD. We wholly own or control all commercial rights in and to each of these three clinical programs, including darovasertib, IDE397 and IDE161.

Our pipeline also includes preclinical research programs directed to synthetic lethality targets Pol Theta, Werner Helicase, and other next-generation synthetic lethality targets, the profiles of which are summarized below.

All data and the status of each program are as of March 1, 2023, unless otherwise noted.

Darovasertib (GNAQ or GNA11 Mutations)

•
We are evaluating darovasertib, a clinical stage PKC inhibitor, in our ongoing late Phase 2 clinical trial designated as IDE196-001 as a combination therapy with Pfizer’s investigational cMET inhibitor, crizotinib, in patients with MUM, a population in which greater than 90% of patients have tumors harboring GNAQ or GNA11 mutations.

•
Subject to FDA feedback following our scheduled meeting in the first quarter of 2023, we plan to initiate a potentially registration-enabling Phase 2/3 clinical trial to evaluate darovasertib and crizotinib as a combination therapy in MUM pursuant to the Second Pfizer Agreement.
•
We are planning to present a summary of the potentially registration-enabling Phase 2/3 clinical trial design reflecting FDA guidance, if any, following our scheduled meeting with the FDA.
•
We are increasing enrollment to include additional first-line, or 1L, patients in the ongoing Phase 2 clinical trial evaluating darovasertib in combination with crizotinib in MUM.
•
We are planning to present a clinical data update, including clinical efficacy (e.g., overall response rate, or ORR, median progression free survival, or PFS) in approximately 20 1L patients, from this ongoing Phase 2 clinical trial in mid-year, or the second or third quarter of, 2023. The timing of such clinical data update may be influenced by data maturity, including for example, appropriate interim assessments of median duration of response, or DOR, median PFS, and/or median overall survival, or OS.
•
We are also evaluating darovasertib as a single agent in a company-sponsored Phase 2 clinical trial designated as IDE196-009 as neoadjuvant and adjuvant therapy in primary UM. We are separately supporting evaluation of darovasertib as (neo)adjuvant therapy in primary UM in an ongoing IST captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma” (NADOM) led by St. Vincent’s Hospital in Sydney with participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.
•
We are planning to present additional interim clinical data in 2023 from the IST evaluating darovasertib as neoadjuvant therapy in UM as further preliminary clinical proof-of-concept in neoadjuvant UM.
•
We own or control all commercial rights in our darovasertib program, including in MUM and in UM, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

IDE397 (MTAP Gene Deletion)

•
We are developing our synthetic lethality product candidate, IDE397, a clinical stage MAT2A inhibitor, for patients having solid tumors with MTAP deletions, which represents approximately 15% of all solid tumors.
•
We have initiated a Phase 1/2 clinical trial designated as IDE397-001 to evaluate IDE397 in monotherapy and combination cohorts in patients with solid tumors having MTAP deletion.
•
We are currently enrolling into a Phase 2 monotherapy expansion cohort in selected indications, including squamous cell NSCLC, esophagogastric cancer, and bladder cancer. We are also continuing to enroll patients, in parallel, into the monotherapy Phase 1 dose escalation portion of the clinical trial with a goal to determine the dose limiting toxicity, or DLT. We have initiated combination dose escalation cohorts for combinations of IDE397 with chemotherapy agents, including pemetrexed and taxanes.
•
We are collaborating with Amgen pursuant to the Amgen CTCSA to initiate an Amgen-sponsored Phase 1/2 clinical trial to evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative protein arginine methyltransferase 5, or PRMT5, inhibitor, in patients having tumors with MTAP deletion.
•
We are prioritizing the AMG 193 clinical combination, and at this time are discontinuing enrollment into the IDE397-001 clinical trial cohorts evaluating IDE397 and chemotherapy combinations. This approach is based on favorable preclinical combination efficacy and tolerability data observed with the IDE397 / AMG 193 combination, and on the proposed target enrollment and budget for the planned global clinical trial pursuant to the Amgen CTCSA.
•
We observed preliminary clinical PD response in early cohorts of the dose-escalation portion of the IDE397 monotherapy Phase 1 clinical trial including peripheral S-adenosyl methionine, or SAM, and tumor symmetric dimethyl arginine, or SDMA. We also observed dose-dependent circulating tumor DNA, or ctDNA, molecular response from the dose escalation cohorts. These data collectively demonstrate robust target engagement and a dose- and/or exposure-dependent tumor pharmacodynamic response.
•
We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

PARG Program (HRD, including BRCA)

•
An IND for clinical evaluation of IDE161 in solid tumors was authorized by the FDA in the fourth quarter of 2022 following completion of its safety review.
•
We are initiating a Phase 1/2 clinical trial designated as IDE161-001 to evaluate IDE161, a PARG inhibitor, for the treatment of patients having solid tumors with HRD, such as BRCA1/2-mutant breast and ovarian cancer patients. We are preparing to initiate dosing of a first patient in the Phase 1 dose escalation portion of this clinical trial in the first quarter of 2023, with a planned initial starting dose of IDE161 in the dose escalation that is estimated to be approximately one-half of the projected human efficacious dose, based on preclinical studies.
•
The Phase 1/2 clinical trial will evaluate IDE161 as monotherapy with a focus on an expansion cohort of breast cancer patients having tumors with HRD which are ER+ and Her2-. This patient population of ER+ / Her2- breast cancer with HRD represents approximately 10% to 14% of breast cancer. The Phase 1/2 clinical trial will also include an expansion cohort of ovarian cancer patients having tumors with HRD, and a basket expansion cohort of other solid tumors with HRD.
•
We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDE161, with Cancer Research UK and University of Manchester.

Pol Theta Program (HRD, including BRCA Mutation)

•
We are pursuing our preclinical synthetic lethality Pol Theta program, in collaboration with GSK, for solid tumors with HRD, including BRCA mutations.
•
In collaboration with GSK, we initiated IND-enabling studies for our Pol Theta Helicase small molecule inhibitor development candidate in the first half of 2022 and are targeting submission of an IND to the U.S. FDA in the second quarter of 2023 to support a GSK-sponsored clinical trial for evaluation of the Pol Theta Helicase development candidate in first-in-human studies.
•
We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Pol Theta Helicase inhibitor from preclinical development into early Phase 1 clinical trials.
•
In August 2022, we achieved the first preclinical development milestone in connection with IND-enabling studies to support evaluation of Pol Theta Helicase inhibitor DC, triggering a $3.0 million milestone payment, and have the potential to receive up to an additional $7.0 million for advancing this development candidate through IND effectiveness trials.
•
Following selection of the Pol Theta Helicase inhibitor development candidate, GSK is leading further research and development for the Pol Theta program pursuant to the GSK Collaboration Agreement.

WRN Program (MSI-High)

•
We are progressing our synthetic lethality Werner Helicase program, in collaboration with GSK, for patients with MSI-high tumors.
•
We observed Werner Helicase inhibitor in vivo efficacy in a cell derived xenograft, or CDX, model with approximately 100% tumor growth inhibition.
•
We are, in collaboration with GSK, targeting nomination of a Werner Helicase inhibitor development candidate in 2023.
•
We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Werner Helicase inhibitor from preclinical development into early Phase 1 clinical trials, including up to $3 million in connection with IND-enabling studies and up to an additional $7 million for advancing a DC through IND effectiveness trials.
•
We plan to continue further research and development of our Werner Helicase program in collaboration with GSK pursuant to the GSK Collaboration Agreement.

Other Synthetic Lethality Pipeline Programs (Defined Biomarkers)

•
We have initiated early preclinical research programs targeting multiple synthetic lethality targets, or SLTs, which we believe are next-generation SLTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures.
•
We own or control all commercial rights in our next-generation SLT programs.

Synthetic Lethality Target and Biomarker Discovery Platform

•
We have established a comprehensive platform to computationally and empirically identify synthetic lethality target and biomarker pairs in defined patient populations.
•
We own or control all commercial rights in programs directed to targets identified in on our synthetic lethality and biomarker discovery platform.

Therapies Based on Precision Medicine / Synthetic Lethality

Precision Medicine / Synthetic Lethality Pipeline Overview

We are actively pursuing the discovery and development of small molecule inhibitors of selected targets based on synthetic lethality and synthetic lethality combinations. Our pipeline in precision medicine / synthetic lethality comprises clinical stage product candidates, including darovasertib, IDE397, and IDE161, and multiple preclinical programs targeting Pol Theta, Werner Helicase and next-generation synthetic lethality targets. Our synthetic lethality pipeline is complemented by a robust target and biomarker discovery platform. For each synthetic lethality target, we are simultaneously pursuing identification and validation of both therapeutic and tumor-associated biomarker(s) for patient selection.

In addition to these programs, we are actively identifying and validating novel synthetic lethality targets through our internal research as well as through collaborations with academic and clinical institutions, including the University of California, San Diego, the Broad Institute of MIT and Harvard, or Broad Institute, and Cancer Research UK.

Scientific Rationale – Synthetic Lethality

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

Darovasertib – PKC Inhibitor for Ocular Melanoma Patients having Tumors with GNAQ or GNA11 Mutations

Darovasertib (IDE196) is our most advanced clinical-stage product candidate. Darovasertib is a potent, selective small molecule inhibitor of PKC, which we are developing for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We are pursuing a clinical strategy for darovasertib to broadly address ocular melanoma, alternatively referred to as uveal melanoma – a patient population with a significant unmet medical need. There are no FDA approved systemic therapies for primary uveal melanoma as either neoadjuvant or adjuvant therapies. There are likewise no FDA approved therapies for patients having metastatic uveal melanoma, with HLA-A*02:01 negative, or HLA-A(-), serotype. These primary UM patients and HLA-A(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients.

We are clinically evaluating darovasertib in an ongoing Phase 1/2 clinical trial, designated as IDE196-001, in solid tumors harboring GNAQ or GNA11 hotspot mutations. Our current focus for this clinical trial is to evaluate darovasertib in combination with crizotinib in patients having MUM. We have previously also evaluated darovasertib in combination with binimetinb, Pfizer’s MEK inhibitor, and as monotherapy in a basket cohort of other solid tumor indications such as skin melanoma, or cutaneous melanoma.

We have initiated and preparing to enroll primary UM patients to clinically evaluate darovasertib as monotherapy in a company-sponsored Phase 2 clinical trial, designated as IDE196-009 as a potential neo-adjuvant and/or adjuvant therapy in primary, non-metastatic UM, and separately, are supporting enrollment of primary UM patients in an IST in coordination with St. Vincent’s Hospital Sydney, captioned as the “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma” (NADOM) study.

Darovasertib – Scientific Rationale and Opportunity

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

Activating mutations in GNAQ or GNA11 are found in approximately 90% of uveal melanoma patients, and considered with mutations in adjacent proteins which activate the PKC pathway, in approximately 95% of uveal melanoma patients. These mutations result in a dependency on PKC activity which we believe may sensitize these tumors to the effects of darovasertib.

Uveal melanoma is a cancer of the eye and the most common primary intraocular malignancy in adults. Treatment of the primary lesion depends on several factors, including tumor size and location within the eye. Patients with larger-sized primary UM tumors, which represent approximately 20% of UM patients, are typically treated by enucleation, or surgical removal of the affected eye. Patients with smaller- or medium-sized primary UM tumors, which collectively represent approximately 80% of UM patients, are typically treated with radiation therapy, such as plaque brachytherapy or laser therapy. Patients who receive radiation therapy typically experience vision impairment or vision loss consequential to the primary interventional therapy. Although primary treatments are generally effective in preventing local recurrence in over 80% of cases, the consequences of these treatments - loss of the eye and/or loss of vision – are clinically undesirable for individual patients. There are no FDA approved systemic therapies for primary uveal melanoma as either neoadjuvant or adjuvant therapies.

Approximately 50% of uveal melanoma patients undergoing primary interventional treatments eventually develop metastatic disease, most commonly presenting in the liver.

Patients with metastatic uveal melanoma have a very poor prognosis, and there are currently no FDA approved therapies for patients having metastatic uveal melanoma with HLA-A(-) haplotype. Metastases are most frequently localized to the liver where curative surgical approaches are rare, and chemotherapy or immunotherapy has limited efficacy. Without treatment, median overall survival of patients with metastatic uveal melanoma is approximately two to eight months. Historical response rates for uveal melanoma generally range from 0% to 10% across treatment types. A meta-analysis of 29 Phase 2 clinical trials of various therapies in metastatic uveal melanoma from 1988 to 2015 demonstrated no improvement in clinical response, with a medium progression free survival of 3.29 months, median overall survival of 10.2 months, and a 1-year overall survival rate of only 43%. The poor prognosis associated with metastatic disease and the lack of effective therapies highlight the need for novel therapeutic approaches that specifically target metastatic uveal melanoma.

We have estimated the addressable population in major market countries, consisting of the US, the twenty-eight countries in Europe, or EU28, and Japan, for patients having solid tumors with GNAQ or GNA11 mutations to include an annual incidence of about 8,700 in primary uveal melanoma and of about 4,500 in metastatic uveal melanoma. Thus, the total addressable population for UM and MUM in such major market countries is estimated to be about 13,200 patients.

Darovasertib / Crizotinib Synthetic Lethality Combination Therapy – Metastatic Uveal Melanoma (MUM)

Our clinical trial strategy in MUM is to pursue darovasertib as a combination therapy with crizotinib pursuant to the Second Pfizer Agreement. We initiated a Phase 2 expansion cohort in June 2021 to evaluate the darovasertib / crizotinib combination therapy in MUM. As of August 31, 2022, we have enrolled a total of 67 MUM patients at the combination expansion doses of 300mg twice-a-day darovasertib and 200mg twice-a-day crizotinib, inclusive of 21 first-line MUM patients.

We are continuing patient enrollment into the Phase 2 clinical trial to evaluate the darovasertib / crizotinib combination in MUM. In particular, we are prioritizing and increasing enrollment of first-line MUM patients into this ongoing Phase 2 clinical trial based on observed preliminary clinical efficacy, including confirmed partial responses.

In September 2022, we reported interim clinical data from the Phase 2 expansion cohort evaluating darovasertib and crizotinib synthetic lethal combination in MUM, based on a data and analyses cutoff of June 26, 2022. The interim Phase 2 clinical data update is based on an initial 37 patients enrolled in the darovasertib and crizotinib combination study at the combination expansion doses as of the data analysis cutoff date of June 26, 2022. Out of the 37 patients enrolled, there were 35 patients evaluable for efficacy and 2 non-evaluable patients. The 2 non-evaluable patients were both pretreated and withdrew from the trial prior to the first tumor scan. Neither of the two non-evaluable patients progressed due to disease: 1 patient withdrew consent and 1 patient discontinued early due to fatigue. The reported data are preliminary and based on an unlocked database as of the data analyses cutoff date of June 26, 2022, except one confirmatory scan after the data cutoff date or as otherwise noted.

We observed encouraging clinical activity in Phase 2 clinical trial evaluating darovasertib and crizotinib synthetic lethal combination in MUM patients in the expansion dose cohort. These investigator-reviewed data by RECIST 1.1 which we reported in September 2022: (i) 89% of patients show tumor shrinkage in Any-Line MUM: 31 of 35 evaluable patients showed tumor shrinkage as determined by target lesion size reduction; (ii) 83% disease control rate, or DCR, in Any-Line MUM: 29 of 35 evaluable patients showed stable disease or better as determined by target lesion size reduction; (iii) 50% ORR, in First-Line MUM: 4 of 8 evaluable patients had a confirmed partial response, or PR; (iv) 31% ORR in Any-Line MUM: 11 of 35 evaluable patients had a confirmed PR; (v) 43% of patients with greater 30% Tumor Reduction in Any-Line MUM: 15 of 35 evaluable patients observed PR with greater 30% tumor reduction, including 11 confirmed and 4 unconfirmed PR; (vi) Median Study Follow-Up of 6.5 months for First-Line MUM patients and 7.8 months for Any-Line MUM patients; (vii) Median Duration of Response, or DOR, in evaluable First-Line MUM patients has not yet been reached and 4 of 4 patients with confirmed PR’s in First-Line MUM remain in response; median DOR in evaluable Any-Line MUM patients has not yet been reached and 7 of 11 patients with confirmed PR’s in Any-Line MUM remain in response; and (viii) PFS in First-Line MUM patients has not yet been reached and is greater than 5 months in evaluable First-Line MUM patients; median PFS for evaluable Any-Line MUM patients is approximately 5 months.

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

We observed one Grade 5 SAE of a patient enrolled after the data cutoff date of June 26, 2022, which we believe was not likely related to study therapies and most likely due to disease progression. This patient had rapid disease progression and massive disease burden at the time of initial treatment. The treating investigator assessed the death (unknown cause) as most likely related to disease progression, and possibly related to the study therapies. Principal investigators on the study reviewed the event and concluded that the death was most likely due to disease progression. Based on the rapid clinical progression over a period of approximately five weeks – from pre-screening scan (approximately 40% tumor involvement) to baseline scan (over 80% tumor involvement), and worsening clinical symptoms such as ascites through the event, we concluded that the death was not likely related to study therapies and most likely due to disease progression. We submitted an initial report of the patient data and conclusions to the FDA on August 3, 2022, along with supplemental material, and the FDA acknowledged receipt. No follow-up questions have been received from the FDA and the trial remains ongoing.

These data are also consistent with the company’s clinical translational research which showed Phase 1 clinical partial responses to darovasertib monotherapy associated with low cMET activity, as measured by gene signature score or cMET expression. We identified cMET as a potential biomarker and a cMET inhibitor as potential combination agent though our translational research studies, or darovasertib cMET Translational Studies. In these studies, we observed preclinical synergy between darovasertib and crizotinib in relevant cellular models under conditions simulating a tumor microenvironment in the liver, the site of approximately 90% of uveal melanoma metastases. Additionally, we conducted a retrospective analysis of human clinical samples from the Novartis IDE196 Phase 1 clinical trial, which also independently supported cMET expression / activation as potential biomarker / combination agent. We presented data summarizing the results of certain darovasertib cMET translational studies at AACR in April 2021.

Based on preliminary analyses of darovasertib clinical data from the monotherapy and combination arms of our clinical trial, and based on the darovasertib mechanism of action, we anticipate darovasertib clinical activity independent of Human Leukocyte Antigen, or HLA, status in GNAQ/11-mutation cancers.

Pursuant to our license agreement with Novartis, except for Novartis’ ongoing Phase 1 clinical trial, we control all future clinical development, and all commercial rights to darovasertib, and may rely on and incorporate data previously submitted to the FDA by Novartis into our own regulatory submissions.

Darovasertib – Orphan Drug Designation and Fast Track Designation

In April 2022, the FDA designated darovasertib as an Orphan Drug in UM, including MUM, under 21 C.F.R Part 316. Under an Orphan Drug designation, we may be entitled to certain tax credits for qualifying clinical trial expenses, exemption from certain user fees and, subject to FDA approval of a new drug application, or NDA, for darovasertib in UM, seven years of statutory marketing exclusivity.

In November 2022, the FDA granted Fast Track designation to IDEAYA’s development program investigating darovasertib in combination with crizotinib in adult patients being treated for MUM. The Fast Track designation makes our darovasertib / crizotinib development program eligible for various expedited regulatory review processes, including generally more frequent FDA interactions (e.g., meetings, written communications), potential eligibility for rolling review of a future NDA and potential accelerated approval and priority review of an NDA.

Darovasertib – Potentially Registration-Enabling Clinical Trial in MUM

Subject to FDA feedback and following our scheduled meeting in the first quarter of 2023, we plan to initiate a potentially registration-enabling Phase 2/3 clinical trial to evaluate darovasertib and crizotinib as a combination therapy in MUM pursuant to the Second Pfizer Agreement.

We have proposed to the FDA a potential registrational clinical trial based on a randomized integrated Phase 2/3 clinical trial. In the proposed protocol for an integrated Phase 2/3 clinical trial, first-line MUM patients with an HLA-A*02:01 negative serotype would be randomized on a 2:1 basis for treatment with the darovasertib / crizotinib combination in the treatment arm or investigator’s choice in the control arm. An interim Phase 2 data review could occur to evaluate ORR and PFS, in support of potential accelerated approval. Patients enrolled in Phase 2 would continue on treatment within the same study, together with additional enrolled patients, to evaluate PFS and OS in support of a Phase 3 confirmational data set. We plan to discuss several topics with the FDA in a meeting prior to initiation of the potential registrational clinical trial, including dose optimization and contribution of components. We anticipate conducting a two-cohort dose-optimization lead-in study, in recognition of the FDA’s Project Optimus, to confirm the proposed combination dose for the integrated Phase 2/3 clinical trial. Patients included in the lead-in study cohort at the dose selected for the integrated Phase 2/3 clinical trial will also be included as patients in the integrated Phase 2/3 clinical trial.

Accelerated approval is intended to allow for earlier approval of drugs that treat serious conditions and fill an unmet medical need based on a demonstration of effectiveness on a surrogate endpoint. Following any accelerated approval, we would need to continue the Phase 3 portion as a post-approval confirmatory trial to verify the predicted clinical benefit for ongoing approval.

We are planning to separately address MUM patients with an HLA-A*02:01 positive serotype. In one example, a separate randomized clinical trial could include a darovasertib / crizotinib combination treatment arm and an investigators choice control arm. Data from this clinical study could support publication and potential inclusion in NCCN Clinical Practice Guidelines in Oncology.

Darovasertib - Neoadjuvant and Adjuvant Therapy – Uveal Melanoma (UM)

We are clinically evaluating the potential for darovasertib as neoadjuvant and/or adjuvant therapy, also referred to as (neo)adjuvant therapy, in primary, non-metastatic UM patients. The preliminary clinical data in the neoadjuvant setting shows evidence of anti-tumor activity and we believe supports further clinical evaluation of darovasertib to determine its potential to either save the eye by avoiding enucleation, or to reduce the tumor thickness in the eye, enabling treatment with less radiation to preserve vision.

In January 2023, we initiated a company-sponsored Phase 2 clinical trial designated as IDE196-009 to evaluate darovasertib as neoadjuvant treatment of uveal melanoma prior to primary interventional treatment of enucleation or radiation therapy, and also as adjuvant therapy following the primary treatment.

The clinical protocol includes neoadjuvant treatment with darovasertib to maximum benefit up to 6 months, primary treatment, then up to 6 months of follow-up adjuvant therapy.

In the neoadjuvant setting, one cohort of UM patients with large tumors will be treated with darovasertib until maximum benefit or six months, at which time they will undergo a primary interventional treatment. The neoadjuvant endpoint for this large-sized tumor cohort is eye preservation – for example, a patient who would otherwise have undergone enucleation is instead eligible for radiation treatment. Another neoadjuvant cohort of UM patients with small or medium tumors will be treated with darovasertib until maximum benefit or six months, at which time they will undergo radiation therapy. Neoadjuvant endpoints for this small- or medium-sized tumor cohort include (i) reducing the radiation dose that the patient received, relative to the radiation dose they would have otherwise received without the neoadjuvant treatment, and (ii) functional vison preservation.

In the adjuvant setting, each of the two neoadjuvant cohorts will be treated with darovasterib for up to six months as follow-up adjuvant therapy after the primary interventional treatment. The adjuvant endpoints for this portion of the clinical trial include relapse free survival and useful vision.

We are additionally supporting evaluation of darovasertib as (neo)adjuvant therapy in primary UM in an ongoing IST captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma” (NADOM) led by St. Vincent’s Hospital in Sydney with participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.

In September 2022 and in December 2022, we reported observed clinical activity supporting potential darovasertib use in the (neo)adjuvant uveal melanoma setting, including responses of patients with UM orbital tumors. These clinical data collectively showed reductions in tumor size, based on ultrasound, PET or MRI, and clinical benefit in 5 of 5 patients with an ocular tumor. These data include 3 UM patients from the IST as measured by ultrasound, and 2 MUM patients with ocular lesions from IDEAYA’s ongoing IDE196-001 clinical trial, with 1 MUM patient evaluated by PET scan, and 1 MUM patient evaluated by MRI. In particular, the observations reported in September included: (i) a darovasertib monotherapy patient with metastatic disease and an intact primary lesion in the eye had a reduction of approximately 74% in the eye lesion as measured by PET Standard Uptake Value at an initial scan after approximately 2 weeks on therapy, with observed improvement in visual symptoms in the affected eye; this patient remained on therapy for approximately 7 months; (ii) a darovasertib and crizotinib combination patient with metastatic disease and an intact primary lesion in the eye observed tumor shrinkage of approximately 67% by RECIST 1.1 as a contribution to an overall confirmed PR, with improvement in visual symptoms in the affected eye; this patient is continuing on therapy as of approximately 5 months; and (iii) a second darovasertib and crizotinib combination MUM patient with an intact primary lesion observed a reduction of the ocular lesion based on preliminary scan after the data cut-off date. The observations reported in December further included: (iv) a darovasertib monotherapy neoadjuvant UM patient with a primary ocular lesion enrolled in the NADOM IST observed a reduction of approximately 20% by RECIST 1.1 at the first scan after 27 days on therapy, with an observed decrease in ocular vasculature; and (v) a second darovasertib monotherapy neoadjuvant UM patient with a primary ocular lesion enrolled in the NADOM IST observed a reduction in the ocular lesion based on preliminary scan after the data cut-off date; these two patients were enrolled in the NADOM IST and were continuing on therapy as of approximately 1 month of treatment, pursuant to the IST protocol at that time.

We believe that these clinical observations provide a basis for further clinical investigation to evaluate whether darovasertib can improve current primary treatment paradigms, which typically include radiotherapies and/or enucleation of the eye as primary interventional treatments. Our regulatory strategy includes evaluation of potential clinical endpoints such as vision and organ preservation which would be temporally proximal to the primary interventional treatments, potentially enabling a discussion with regulatory authorities on an accelerated approval pathways.

Darovasertib – Other Potential Indications

We are currently prioritizing (neo)adjuvant primary UM as an expansion opportunity for darovasterib. We have, however, also considered and/or preclinically evaluated several other potential expansion opportunities in oncology for darovasertib, including (i) darovasertib in combination with crizotinib in cMET-driven solid tumors such as HCC or NSCLC, and (ii) darovasertib in combination with a KRAS inhibitor in KRAS-driven solid tumors.

In March 2022, we entered into a third Clinical Trial Collaboration and Supply Agreement, or the Third Pfizer Agreement, pursuant to which we may, subject to preclinical evaluation and portfolio priorities, evaluate darovasertib and crizotinib as a combination therapy in cMET-driven tumors such as HCC or NSCLC in a Phase 1 clinical trial. If we initiate a Phase 1/2 clinical trial to evaluate this combination, we would sponsor the clinical trial, provide darovasertib and pay for the costs of this combination study. Pfizer would provide crizotinib for this combination study at no cost to us.

We own or control all commercial rights in our darovasertib program, including in MUM and in UM, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

IDE397 – MAT2A Inhibitor in Tumors with MTAP Deletion

IDE397 is a clinical-stage, potent, selective small molecule inhibitor of MAT2A, which we are developing for patients having solid tumors with MTAP deletions. The prevalence of MTAP deletions is estimated to be approximately 15% of all human tumors. MTAP deletion in patient tumors is identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

MTAP-null cells lack the ability to metabolize 5-methylthioadenosine, or MTA, which is an essential step in a biochemical pathway involved in salvaging metabolite SAM. Increased levels of MTA partially inhibit the methyltransferase PRMT5 for which SAM is the methyl-donor substrate for methylation of various proteins. This partial inhibition of PRMT5 by increased levels of MTA renders MTAP-null cells more dependent on the activity of MAT2A, an enzyme that is responsible for the synthesis of SAM. Because of this enhanced dependence, loss of MTAP results in synthetic lethality when MAT2A is pharmacologically inhibited.

We are enrolling patients into a Phase 2 clinical trial designated as IDE397-001 to evaluate IDE397 as monotherapy and in combination therapies for patients having certain tumors with MTAP gene deletion.

For monotherapy, we are enrolling into Phase 2 expansion cohorts with an initial focus on non-small cell lung cancer, or NSCLC, esophagogastric cancer, and bladder cancer. In parallel, we are continuing to enroll additional patients into the dose escalation portion of the Phase 1 clinical trial. We have initiated dose escalation studies of IDE397 in combination with chemotherapy agents, including pemetrexed and taxanes.

In collaboration with Amgen, we are planning to evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to the Amgen CTCSA. The combination of IDE397 with AMG 193 is a novel and potential first-in-class synthetic lethality combination which targets two distinct and mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5, providing a complementary approach for targeting MTAP-null tumors.

We entered into the Amgen CTCSA in July 2022 to clinically evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with the Amgen investigational small molecule MTA-cooperative inhibitor of PRMT5, AMG 193, in patients having MTAP-deletion solid tumors, in a Phase 1/2 clinical trial, or the IDE397/AMG 193 Combination Study. Pursuant to the mutually non-exclusive Amgen CTCSA, Amgen is the sponsor of the IDE397/AMG 193 Combination Study and will provide AMG 193, we will provide IDE397 and each party will pay for fifty percent (50%) of the external third-party costs of the IDE397/AMG 193 Combination Study. Each party will be responsible for its own internal costs and expenses in support of the IDE397/AMG 193 Combination Study. We and Amgen will jointly own clinical data and all intellectual property, if any, relating to the combined use of IDE397 and AMG 193 from the IDE397/AMG 193 Combination Study. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent. We have formed a joint oversight committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA.

We are prioritizing the AMG 193 clinical combination, and at this time are discontinuing enrollment into the IDE397-001 clinical trial cohorts evaluating IDE397 and chemotherapy combinations. This approach is based on favorable preclinical combination efficacy and tolerability data observed with the IDE397 / AMG 193 combination, and on the proposed target enrollment and budget for the planned global clinical trial pursuant to the Amgen CTCSA.

We are obtaining patient biopsies for translational research from dose escalation cohorts in the IDE397 Phase 1 clinical trial and we also plan to obtain patient biopsies from expansion and combination cohorts in the clinical trial. We are obtaining solid tumor biopsies from a more limited number of consenting patients, as well as liquid biopsies from blood samples from a greater number of consenting patients. We are evaluating pharmacodynamic, or PD, biomarkers, such as peripheral or plasma SAM and tumor SDMA, as well as circulating tumor DNA molecular response from patient liquid biopsy blood samples.

Early clinical PK and PD data demonstrate robust target engagement and a dose- and/or exposure-dependent tumor pharmacodynamic response. We reported preliminary clinical PK, PD, and tolerability data in January 2022 and in March 2022. This clinical data included observed dose-proportional pharmacokinetic exposures across dose ranges of Cohort 1 through Cohort 5 of the Phase 1 dose escalation. The observed exposures across dose ranges of Cohort 4 and Cohort 5 were approximately in range of active exposure targets established from preclinical models. Data from dose escalation cohorts through Cohort 5 showed preliminary clinical activity with monotherapy, including pharmacodynamic response in plasma SAM, dose- and/or exposure-dependent pharmacodynamic modulation, and tumor reductions or stasis in multiple patients with MTAP deleted advanced or metastatic solid tumors. The reported data demonstrated a dose- and/or exposure-dependent pharmacodynamic modulation, reflected as a reduction in plasma SAM, a proximal pharmacodynamic marker, in evaluable plasma samples across dose ranges of Cohort 1 through Cohort 5. These data also reflected a dose- and/or exposure-dependent pharmacodynamic modulation of SDMA in evaluable tumor biopsies from Cohort 4 through Cohort 5. We observed tumor shrinkage in multiple patients in early dose escalation Cohorts 2 and 3 (n=3, n=2, respectively), including in a Cohort 2 NSCLC patient (approximately 15% reduction in target lesions) and in a Cohort 3 adenoid cystic carcinoma patient with a lung metastasis (approximately 11% reduction in target lesions), pursuant to RECIST v1.1 criteria.

We reported additional clinical PD data in July 2022 from our translational analysis of patient liquid biopsy samples based on ctDNA molecular responses. These data were obtained using the GuardantOMNI™ platform for genomic analysis of ctDNA. Molecular responses were evaluated based on changes in mean variant allele frequency, or VAF, on-treatment after one treatment cycle as compared to pre-treatment baseline. Patients whose ctDNA showed a reduction of greater than 50% mean VAF following treatment with IDE397 were characterized as having a molecular response, or ctDNA MR, as reported in Zhang et al (Cancer Discovery, August 2020).

IDE397 ctDNA molecular response data from the dose escalation cohorts demonstrates robust target engagement and a dose- and/or exposure-dependent tumor pharmacodynamic response. Molecular responses were evaluable for thirteen patients with liquid biopsy samples available at pretreatment and after the first treatment cycle. Across dose escalation Cohort 1 through Cohort 6, a ctDNA molecular response was observed in 4 of 13 evaluable patients, reflecting a 31% ctDNA MR. Notably, ctDNA molecular responses were observed in 3 of 4 evaluable patients treated with IDE397 at higher doses in Cohort 5 or Cohort 6, reflecting a 75% ctDNA MR. Consistent with preclinical observations and preliminary signals of clinical activity, ctDNA molecular responses were also observed in 2 of 2 evaluable NSCLC patients, reflecting a 100% ctDNA MR.

Our evaluation of IDE397 as a clinical candidate is supported by preclinical data. We have evaluated the efficacy of IDE397 as monotherapy in over forty solid tumor patient derived xenograft, or PDX, models with homozygous MTAP deletions. Results of this IDE397 MTAP-deletion PDX panel study were reported at AACR 2021 and showed in vivo efficacy in multiple MTAP-null xenograft models demonstrating tumor growth inhibition, or TGI, when MAT2A was pharmacologically inhibited with IDE397 as monotherapy. In this study, we observed greater than 60% TGI in approximately 75% of the models and greater than 75% TGI in approximately 50% of models, in each case across major solid tumor types. We also observed tumor regressions, with greater than 100% TGI, in multiple PDX models and across multiple solid tumor types, including in NSCLC as well as in bladder and gastric cancer PDX models.

In NSCLC, data from the preclinical PDX panel study has shown greater than 60% TGI in 12 independent NSCLC PDX models out of 14 models evaluated, including in seven NSCLC adenocarcinoma PDX models out of nine evaluated and in five NSCLC squamous carcinoma PDX models out of five evaluated. Tumor regressions were observed in three of six NSCLC squamous PDX models, including a complete response in one model.

In preclinical efficacy studies with IDE397 and potential combination agents, we observed in vivo efficacy with enhanced TGI and/or tumor regressions for IDE397 in combination with taxanes such as paclitaxel and docetaxel, with pemetrexed, and with a small molecule MTA-cooperative inhibitor targeting PRMT5, in relevant MTAP-null xenograft models.

We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. We had previously granted an option to GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO.4), Limited, an affiliate of GSK plc, in connection with the GSK Collaboration Agreement, to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A. In August 2022, we received notice from GSK waiving its rights to exercise its option to obtain such an exclusive license. This decision from GSK was based on an IDE397 option data package which we had delivered to GSK. The option data package was comprised of preclinical data and clinical data from the IDE397 monotherapy dose escalation study of the Phase 1 clinical trial, including safety and tolerability data, pharmacokinetic data and pharmacodynamic data. As a consequence of GSK’s waiver of its option rights, we retain and fully own all right, title and interest in and to IDE397 and the MAT2A program.

IDE161 - PARG Inhibitor in Tumors with Homologous Recombination Deficiency

IDE161 is a clinical-stage small molecule inhibitor of PARG being evaluated in a Phase 1/2 clinical trial desigated as IDE161-001 for patients having tumors with HRD and potentially other genetic and/or molecular signatures.

PARG is a novel target in a clinically validated biological pathway. PARG functions as a regulator of DNA repair in the same biochemical pathway as PARP. PARG hydrolyzes poly (ADP-ribose), or PAR, chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. PARG is a mechanistically distinct target relative to PARP. An IND application for clinical evaluation of IDE161 in solid tumors was submitted to and has been cleared by the FDA in the fourth quarter of 2022 following completion of its safety review.

We are initiating a Phase 1/2 clinical trial to evaluate IDE161 for the treatment of patients having solid tumors with HRD, such as BRCA1/2-mutant breast and ovarian cancer patients. For the Phase 1 dose escalation portion of this clinical trial, the protocol includes an initial starting dose of IDE161 of approximately one-half of the projected human efficacious dose, based on preclinical studies.

The Phase 1/2 clinical trial will evaluate IDE161 as monotherapy with a clinical focus in an expansion cohort of breast cancer patients having tumors with HRD which are ER+ and Her2-. This patient population of ER+ / Her2- breast cancer with HRD represents approximately 10% to 14% of breast cancer. The Phase 1/2 clinical trial will also include an expansion cohort of ovarian cancer patients having tumors with HRD, and a basket expansion cohort of other solid tumors with HRD.

Our evaluation of IDE161 as a clinical candidate is supported by preclinical data. We have evaluated the efficacy of IDE161 and other PARG inhibitors as monotherapy across a number of solid tumor CDX and PDX models with specific genetic alterations. IDE161 has demonstrated dose-dependent in vivo efficacy as monotherapy with tumor regression or stasis in multiple CDX models and PDX models, including in breast cancer and ovarian cancer. We have observed a differentiated response of IDE161 relative to PARP inhibitors in multiple in vivo breast cancer HRD models which are ER+ and Her2-. In vivo studies in CDX and PDX models have also shown evidence of differentiation from a PARP inhibitor, niraparib, including enhanced TGI relative to such PARP inhibitor and, in certain models, tumor regressions in models which are refractory to such PARP inhibitor.

We have also shown in vitro that multiple endogenous HRD cell lines are selectively sensitive to IDE161 relative to a PARP inhibitor in biochemical assays. Additionally, cellular response profiles across a panel of 269 cell lines which include 31 lineages inform a mechanistic basis for PARG inhibitor sensitivity for patients having tumors with HRD as well as tumors characterized by other potential predictive biomarkers, such as replication stress, nucleotide excision repair and/or parylation cycle. We have also observed dose-dependent modulation of a PD biomarker, PAR polymer chains, across multiple in vivo CDX models, including in ovarian cancer, gastric cancer and breast cancer models.

In January 2022, we exercised our option under the Evaluation, Option and License Agreement, or CRUK/Manchester Agreement, between IDEAYA and Cancer Research Technologies, also known as Cancer Research United Kingdom, or Cancer Research UK, and the University of Manchester, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

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

Pol Theta Helicase DC – Pol Theta Helicase Inhibitor in Tumors with Homologous Recombination Deficiency

We are advancing our preclinical Pol Theta Helicase DC for planned clinical evaluation, in collaboration with GSK. Our Pol Theta Helicase DC is targeting Pol Theta for patients having solid tumors with BRCA or other mutations associated with HRD.

Pol Theta is involved in a DNA repair process called microhomology mediated end joining, or MMEJ, that is utilized when homologous recombination mediated repair is compromised, as happens in the case of BRCA1 or BRCA2 mutations. The expression of Pol Theta is largely absent in normal cells, but tumor cells harboring double strand break repair defects, such as BRCA1 or BRCA2, show higher Pol Theta expression and synthetic lethality when Pol Theta is knocked down with siRNA. Pol Theta is a large protein with two functional domains: a DNA polymerase domain and an ATP-dependent DNA helicase domain, sometimes referred to as an ATPase domain, linked by a RAD51 binding domain.

In collaboration with GSK, we have selected a development candidate small molecule inhibitor of Pol Theta Helicase, or ATPase, domain. We are, in collaboration with GSK, planning for first-in-human clinical evaluation of our Pol Theta Helicase inhibitor DC in combination with niraparib for patients having tumors with HRD.

We have shown combination efficacy of our Pol Theta Helicase inhibitors with multiple PARP inhibitors, including niraparib in various in vivo models. Tumor regressions were observed in combination studies, including a durable response, for example out to 80 days, in multiple in vivo xenograft models.

Following selection of the Pol Theta Helicase inhibitor development candidate, GSK is leading further development for the POLQ program pursuant to the GSK Collaboration Agreement. We have the potential to receive an aggregate of up to $20 million in milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance our Pol Theta Helicase DC from preclinical development into early Phase 1 clinical trials, including up to $10 million aggregate for advancing this DC through IND effectiveness. In August 2022, we achieved the first preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase inhibitor DC, triggering a $3.0 million milestone payment receivable, and have the potential to receive up to an additional $7.0 million for advancing the Pol Theta Helicase inhibitor DC through IND effectiveness trials.

WRN Inhibitors in Tumors with High Microsatellite Instability

We are also continuing to advance our preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase protein for patients having tumors with high MSI.

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

We are, in collaboration with GSK, planning for nomination of a Werner Helicase inhibitor development candidate.

We plan to continue further preclinical development in collaboration with GSK pursuant to the GSK Collaboration Agreement. We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones which may occur as we, in collaboration with GSK, advance a Werner Helicase inhibitor from preclinical into early Phase 1 clinical trials. These milestones include up to $10 million aggregate for a development candidate through IND effectiveness - $3 million in connection with IND-enabling studies and $7 million upon IND effectiveness trials.

Next-Generation Synthetic Lethality Pipeline Programs

We have initiated early preclinical research programs targeting multiple SLTs, which we believe are next-generation SLTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures.

We own or control all commercial rights in our next-generation SLT programs.

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

We have established a comprehensive platform to computationally and empirically identify high value synthetic lethal pairs in defined patient populations. This platform integrates synthetic lethality relationship data across parallel data sets, each including orthogonal content based on particular screening efforts. These screens include evaluation of curated, genetically defined and preselected model cell sets indicative of targeted patient populations. Our platform includes a proprietary library and data set resulting from our DECIPHER™ Dual CRISPR Synthetic Lethality library constructed in collaboration with University of California, San Diego. The platform will also include data from our proprietary PAGEO™, or Paralogous Gene Evaluation in Ovarian cancer, library being developed in collaboration with the Broad Institute utilizing the Sellers laboratory CRISPR paralog screening platform to evaluate functionally redundant paralogous genes across ovarian cancer subtypes. Additionally, we are members of the DepMap (Cancer Dependency Map) consortium led by the Broad Institute, through which we have access to a comprehensive data set of genome-wide cell-based screens, including isogenic screens, conducted by the Broad Institute and other contributing institutes, including pre-publication access to new data releases. As a further component of our synthetic lethality platform, we are conducting computational data mining and analysis of relevant public databases, such as The Cancer Genome Atlas, or TCGA, cBioPortal, and Cancer Cell Line Encyclopedia, or CCLE, among others. Such computational approaches include our proprietary algorithms which enable us to determine synthetic lethality targets and biomarkers enabling patient stratification.

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

Drug Discovery and Program Biomarker Discovery Platform

We are also continuing to invest in our capabilities to advance our research on newly identified synthetic lethality targets of interest, including to enable discovery of therapeutic drugs and program relevant biomarkers. These investments include both additional research personnel and capital investments, which will enhance our capabilities broadly, including in target validation, biological assay development, protein synthesis, structural biology, computational chemistry, and analytical chemistry, among other core functional areas.

As examples of aspects of our drug discovery platform, we use our INQUIRE™ Chemical Library to enhance our synthetic lethality drug discovery platform. INQUIRE is a proprietary, expert-curated small-molecule library of over 200,000 chemical compounds, which we believe will enhance our hit discovery capabilities across a broad range of novel synthetic lethality targets and historically difficult-to-drug target classes, such as helicases and endonucleases.

We use our HARMONY ™ machine-learning engine to empower evaluation and decisions related to structure-activity-relationships analyses, empowering our drug-discovery platform.

Impact of COVID-19 Pandemic on Clinical Trials – Darovasertib, IDE397 and IDE161

We continue to monitor the COVID-19 pandemic and its potential impact on the ongoing darovasertib, IDE397 and IDE161 clinical programs and timing of clinical data results. Generally, initiation of clinical trial sites, patient enrollment and ongoing monitoring of enrolled patients, including obtaining patient computed tomography, or CT, scans, may be impacted for our clinical trials.

For our clinical programs, patients enrolled in the ongoing clinical trials and sites affected by COVID-19 restrictions are adapting to logistical constraints on activities, such as travel and site visits. For example, patients are continuing on therapy, which are oral drugs and are being shipped to and self-administered by patients at home. Patients are being monitored through a combination of telemedicine visits and local visits. COVID‐19 infection rates have fluctuated over the course of the pandemic in the countries and states in which our clinical trial sites are located.

Additionally, enrollment into our clinical trials may be delayed by circumstances resulting from the COVID-19 pandemic, including for example, as a result of increases in COVID-19 infection rates in the states in which our clinical trial sites are located, and by clinical site-specific policies and practices related to COVID-19. The specific impact on enrollment into these clinical trials is currently uncertain.

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

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PCK iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC. Exscientia is developing a PKC theta inhibitor in inflammatory diseases in Phase 1 studies. HotSpot Therapeutics is advancing a program targeting PKC-theta. We are aware of other companies that are conducting research and development of potential therapies for primary UM or for MUM based on other targets and approaches. For example, Aura Biosciences is developing AU-011 a virus-like drug conjugate (VDC) as local treatment for early-stage choroidal melanoma. Immunocore is developing and commercializing Tebentafusp, also known under its branded name as Kimmtrakfor the treatment of adult patients with HLA-A*02:01-positive unresectable or metastatic uveal melanoma. Novartis is developing DYP688, an antibody-drug-conjugate, or ADC, with a GNAQ-11 inhibitor payload in a Phase 1/2 clinical trial in MUM.

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is preclinically evaluating a small molecule MAT2A inhibitor designated as S95035. Servier is also clinically evaluating a small molecule MAT2A inhibitor designated as S95033, and formerly designated as AG270, in patients having tumors with MTAP deletion, following its acquisition of the Agios Pharmaceuticals’, or Agios’, commercial, clinical and research-stage oncology portfolio, including AG270.

For IDE161, we are not aware of any other clinical-stage therapies targeting PARG. Several companies are conducting preclinical research to develop PARG inhibitors, including Sumitomo, Nodus Oncology and Satya Pharma Innovations, and based on information and belief, potentially NeoMed Institute and 858 Therapeutics.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Merck, Novartis, Pfizer (Talzenna), GSK (Zejula), Servier, Sumitomo and Roche. Additionally, several other early-stage companies or institutes are active in respect of synthetic lethality research or development, including 858 Therapeutics, Anticancer Bioscience, Artios, Breakpoint Therapeutics, Calico, Cyteir, Eikon, Foghorn Therapeutics, FoRx Therapeutics, KSQ, MetaboMed, MOMA Therapeutics, NeoMed, Nimbus, Nodus Oncology, Repare, Ribon, Ryvu Therapeutics, Satya Pharma Innovations, Silicon Therapeutics (acquired by Roivant Sciences), Tango, Vividion, Xpose and Zai Labs.

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

As of February 3, 2023, we own or exclusively in-license patents and patent applications, comprising approximately 51 distinct patent families, protecting our technology across our pipeline. Excluding applications that we are not currently prosecuting, our portfolio consists of 15 issued U.S. patents, approximately 35 pending U.S. applications, 16 pending applications under the Patent Cooperation Treaty, or PCT, 37 issued foreign patents and approximately 101 pending foreign applications in approximately 44 foreign jurisdictions, including without limitation countries included in major markets in North America, Europe, and Asia, each having expiration dates ranging from 2035 to 2043. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.

As of February 3, 2023, as relating to our PKC program, including darovasertib, we own or have exclusively in-licensed from Novartis patents and patent applications comprising approximately six issued U.S. patents, approximately 26 issued foreign patents, approximately six pending U.S. applications, one pending PCT application, and approximately 27 pending applications in approximately 18 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These in-licensed patents and applications are directed to composition of matter, pharmaceutical compositions and methods of treatment, including treatment of uveal melanoma. These solely owned or in-licensed patent applications, if granted, would expire between 2035 and 2043, without taking into account any applicable patent term adjustments or extensions. In addition, the PKC program portfolio includes one U.S. patent application and two PCT applications which are jointly owned with Pfizer directed to methods of treatment for certain combination treatments.

As of February 3, 2023, as relating to our MAT2A program, including IDE397, we own patents and patent applications comprising approximately three issued U.S. patents, approximately one issued foreign patent, 12 pending U.S. applications, approximately four pending PCT applications and approximately 30 pending foreign applications in approximately 26 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These solely owned or in-licensed patent applications, if granted, would expire between 2039 and 2043, without taking into account any applicable patent term adjustments or extensions. In addition, the MAT2A program portfolio also includes one pending U.S. application directed to methods of treatment of cancer which is jointly owned with Amgen pursuant to the Amgen CTCSA.

As of February 3, 2023, as relating to our PARG program, including IDE161, we own or have exclusively in-licensed from Cancer Research UK and University of Manchester, patents and patent applications comprising approximately two issued U.S. patents, 10 issued foreign patents, four pending U.S. application, and approximately 23 pending foreign applications in approximately 16 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. . These solely owned or in-licensed patent applications, if granted, would expire between 2035 and 2043, without taking into account any applicable patent term adjustments or extensions.

Our patent portfolio also supports programs in our synthetic lethality preclinical pipeline, including U.S. patent applications directed to composition of matter, pharmaceutical compositions and/or methods of treatment of cancer for each of our POLQ (HR), WRN (high MSI), and certain next-generation SLT programs.

Strategic Relationships

We own or control all commercial rights in our three most advanced programs, each of which are clinical-stage programs – darovasertib, IDE397 and IDE161. We have entered into strategic relationships for these programs – for example, to in-license certain intellectual property rights or to enable evaluation of combination therapies, such as through combination drug supply or clinical trial collaborations to evaluate combinations. For darovasertib, we have an exclusive license agreement with Novartis and separately, we have established clinical trial collaboration and supply agreements with Pfizer in support of our clinical evaluation of darovasertib in combination with crizotinib in MUM. For IDE397, we entered into the Amgen CTCSA to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-deletion solid tumors. For PARG, we have an exclusive license agreement with Cancer Research UK and University of Manchester.

We have entered into a strategic partnership and collaboration with GSK for our preclinical synthetic lethality programs targeting Pol Theta and Werner Helicase, pursuant to the GSK Collaboration Agreement. We own all commercial rights in our earlier next-generation synthetic lethality programs, for which our small molecule compounds are being discovered and/or developed internally with our own resources, as supplemented by certain service providers such as CROs.

We have established collaborative relationships with other companies for access to their proprietary database of patient samples, and/or for their genetic screening services on their proprietary platform. We have also established a collaborative relationship with Ventana (Roche Diagnostics) for development of molecular diagnostics for various research programs.

We have established certain development manufacturing and service relationships with CMOs for darovasertib, IDE397 and IDE161. We have an agreement with STA Pharmaceutical Hong Kong Limited, or STA Pharmaceutical, for the synthesis of the API and formulation for darovasertib, and for the manufacturing of IDE196 drug product. We have an agreement with STA Pharmaceutical for the synthesis of the API and formulation for IDE397, and with Bioduro for the manufacturing of IDE397 drug product. We have an agreement with Pharmaron for the synthesis of the API and formulation for IDE161, and with STA Pharmaceutical for the manufacturing of IDE161 drug product. We have established arrangements with CMOs as well for packaging, labeling and distribution of darovasertib, IDE397 and IDE161. We also have established clinical services relationship with CROs to support our conduct of clinical trials for our darovasertib, IDE397 and IDE161 programs.

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

Agreements

Clinical Trial Collaboration and Supply Agreements with Pfizer for Darovasertib

In March 2020, we entered into the Pfizer Agreement, pursuant to which the parties will work on combination studies, as portions of the Company’s Phase 1/2 clinical trial in MUM and other solid tumors harboring activating GNAQ or GNA11 mutations. As amended in September 2020, April 2021 and September 2021, Pfizer supplies us with their MEK inhibitor, binimetinib, and with an investigational cMET inhibitor, crizotinib, for clinical evaluation of combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, we are sponsor of the combination studies, and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for the respective combination studies at no cost to us. We and Pfizer will jointly own clinical data from the combination studies and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

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

We have further expanded the scope of our relationship with Pfizer, entering into additional agreements to facilitate evaluation of darovasertib in combination with crizotinib in a potential registrational clinical trial in MUM and separately, in combination with crizotinib in other cMET-driven tumor indications.

In March 2022, we and Pfizer entered into the Second Pfizer Agreement pursuant to which we may, subject to FDA feedback and guidance, evaluate darovasertib and crizotinib as a combination therapy in MUM in a planned Phase 2/3 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, we are the sponsor of the planned combination trial and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us for up to an agreed-upon number of MUM patients. We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. We and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, in March 2022, we and Pfizer also entered into the Third Pfizer Agreement pursuant to which we may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib as a combination therapy in

cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we are the sponsor of the planned combination trial and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us. We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotnib. We and Pfizer will form a joint development committee responsible for coordinating all regulatory and other activities under the Third Pfizer Agreement.

Exclusive License Agreement with Novartis for Darovasertib

In September 2018, we entered into a license agreement with Novartis to develop products based on Novartis’ small molecule PKC inhibitors, including Novartis’ LXS196 oncology product candidate, which we have renamed as IDE196, and which has a non-proprietary name of darovasertib.

Under the license agreement, Novartis granted to us a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose. The license grant is subject to Novartis’ retained rights to complete its ongoing Phase 1 clinical trial of darovasertib, designated in their clinical trial as LXS196. Novartis also agreed to transfer to us certain materials and know-how relating to the licensed products or arising from the ongoing Phase 1 clinical trial of darovasertib.

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

Clinical Trial Collaboration and Supply Agreement with Amgen for IDE397

In July 2022, the Company entered into the Amgen CTCSA with Amgen to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational small molecule MTA-cooperative inhibitor of PRMT5, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. The Company and Amgen will jointly share external costs of the study and will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to their respective compounds, including with respect to use as a monotherapy agent or combination agent.

Exclusive Option and License Agreement with Cancer Research UK for IDE161

In April 2017, we entered into the CRUK/Manchester Agreement with Cancer Research UK and University of Manchester, which was amended on April 24, 2019 and on March 3, 2020, for the development and commercialization of licensed products comprising pharmaceutical preparations of PARG inhibitors for all therapeutic uses.

Under this agreement, Cancer Research UK and University of Manchester have granted to us, and we have in turn granted to Cancer Research UK and University of Manchester, non-exclusive, sublicensable, royalty-free licenses to carry out non-clinical research during the research term, which ended with our exercise of our option described below. The non-clinical research was governed by a joint research committee comprised of representatives from each party. During the research term, no party was to undertake a drug discovery program in PARG inhibitors other than under this agreement.

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

In the March 2020 second amendment to the CRUK/Manchester Agreement, the parties reduced the license fee due at exercise of our option, extended the research period to March 2021, and also extended the option period, during which we have rights to exercise an option to certain license rights. The expanded collaborative research included evaluation of an IDEAYA proprietary small molecule PARG inhibitor in multiple in vitro and in vivo ovarian cancer xenograft models. This research was also evaluating replication stress signature as a potential patient selection biomarker. The extended option period was for up to four additional years from March 2020, including an initial one year period to March 2021 and an additional eighteen month extension to September 2022, which has now been elected pursuant to our certification of ongoing program research activities.

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

We were obligated to use reasonable efforts to research a PARG inhibitor during the research term, and we are obligated to develop a PARG inhibitor for the treatment of a cancer indication now that we exercised the option.

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

Certain of the clinical and regulatory milestones are related to and may be due and payable by us if certain milestones are achieved in connection with the IDE161-001 Phase 1/2 clinical trial. We may be obligated to make aggregate payments of up to £2,250,000, subject to achievement of certain milestones through the Phase 1 and Phase 2 portions of the clinical trial in oncologic diseases - including aggregate payments of up to £1,500,000 for milestones relating to a first tumor histology (e.g., a breast cancer) and aggregate payments of up to £750,000 for milestones relating to in a different second tumor histology (e.g., ovarian cancer).

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

Collaboration, Option and License Agreement with GSK for Pol Theta and Werner Helicase

In June 2020, we entered into the GSK Collaboration Agreement with GSK, pursuant to which we and GSK have entered into a strategic partnership and collaboration for our synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase. On July 27, 2020, or the Effective Date, the GSK Collaboration Agreement became effective upon the parties’ receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance. We received from GSK an up-front payment of $100.0 million in cash following the Effective Date.

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

In August 2022, the Company received notice from GSK waiving its rights to exercise its Option, or the GSK MAT2A Option Waiver, pursuant to the GSK Collaboration Agreement. As such, the Company retains and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. The Company will be responsible for the costs of further research and clinical development activities that the Company conducts for the MAT2A program following the GSK MAT2A Option Waiver. The Option was deemed a material right under the GSK Collaboration Agreement. See Note 11, Revenue Recognition, for more information.

GSK Collaboration - Pol Theta Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize POLQ products arising out of the POLQ program. Following selection of the Pol Theta Helicase inhibitor development candidate, GSK will lead clinical development for the POLQ program. GSK will be responsible for all research and development costs for the POLQ program, including those costs, if any, incurred by us.

We will be eligible to receive future development and regulatory milestones of up to $485.0 million, with respect to each POLQ product, including as applicable, for multiple POLQ products that target certain alternative protein domains or are based on alternative modalities. Included within such development and regulatory milestones, we have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Pol Theta helicase inhibitor from preclinical development into early Phase 1 clinical trials, including up to $10 million aggregate for advancing this DC through IND effectiveness.

In June 2022, the Company announced the nomination of a Pol Theta Helicase inhibitor DC and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase inhibitor DC, triggering a $3.0 million milestone payment, with the potential to receive up to an additional $7.0 million for advancing the Pol Theta Helicase inhibitor DC through IND effectiveness.

The Company is also entitled to receive tiered royalties on global net sales of POLQ products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions

Additionally, we are eligible to receive up to $475.0 million of commercial milestones with respect to each POLQ product. We believe there are potential synergies to evaluate a combination between our Pol Theta program and GSK’s approved PARP inhibitor, Zejula™, targeting the BRCA mutant and HRD patient population.

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

GSK Collaboration - General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, we and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN or POLQ or MAT2A prior to the GSK MAT2A Option Waiver for an agreed upon period of time. We and GSK will form a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement.

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

Sales and Marketing

We intend to become a fully-integrated biopharmaceutical company. This will enable us to realize our goal of delivering transformative drugs to patients. We currently hold worldwide commercialization rights to each of our product candidates, and intend to retain significant rights in key markets. In light of our stage of development, we have not yet established sales and marketing capabilities. We are planning for potential commercial operations, including for sales and marketing capabilities, subject to initiation of the potentially registrational Phase 2/3 clinical trial for darovasertib.

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

We have also established our own supply arrangements with one or more CMOs for IDE161 in support of our current clinical development needs.

Our lead product candidates darovasertib, IDE397 and IDE161 are each small molecules that can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We believe the synthetic chemistry is amenable to scale-up using standard manufacturing equipment and processes. We expect that the compounds being discovered and developed for our other pipeline programs, including Pol Theta, and WRN, and other future programs, will also be small molecule product candidates that can be produced at contract manufacturing facilities.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process before it may be legally marketed in the United States.

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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•
FDA review and approval of the NDA.

Once a pharmaceutical product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A clinical hold also may be imposed by the FDA at any time during a clinical trial due to safety concerns or non-compliance with specific FDA requirements, and the clinical trial may not continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. They must be conducted under protocols detailing the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative, monitor the clinical trial until completed and otherwise comply with IRB regulations.

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

Concurrent with clinical trials, companies may conduct additional animal studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or laboratory testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Pediatric Use

Even when not pursuing a pediatric indication, under the Pediatric Research Equity Act, or PREA, an NDA or supplement thereto must contain data that is adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. In addition, any sponsor planning to submit an NDA or supplement subject to PREA must submit an initial pediatric study plan, or iPSP, to the IND early in development. The iPSP must contain an outline of the proposed pediatric trials the sponsor plans to conduct, including trial objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Separately, the FDA may issue a Written Request for pediatric studies relating to a drug product if it has determined that information related to the use of the drug in the pediatric population may produce health benefits. If the sponsor conducts the studies pursuant to the Written Request and submits the study reports within the specified timeline, the drug may be entitled to pediatric exclusivity. Pediatric exclusivity is a type of non-patent marketing exclusivity which, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing exclusivity. Sponsors may submit a proposal asking the FDA to issue a Written Request for this purpose.

U.S. Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug product available in the United States for the disease or condition will be recovered from sales of the product in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan drug designation conveys certain financial incentives, including opportunities for grant funding, tax credits for certain clinical trial costs and certain user-fee waivers. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other application to market the same drug for the same indication for seven years, except in limited circumstances, such as a subsequent product demonstration of clinical superiority to the product with orphan drug exclusivity. Competitors, may receive approval of different drugs for the indication for which the orphan product has exclusivity or obtain approval for the same drug but for a different indication from that for which the orphan product has exclusivity. Our product candidates could also be blocked from approval if a competitor obtains approval of the same drug for the same rare disease or condition before we do.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

In April 2022, the FDA designated darovasertib as an orphan drug for the treatment of UM, including MUM, and we may seek orphan drug designation for additional product candidates in the future. Orphan drug designation does not guarantee that any product candidate will be approved for the designated rare disease or condition, if at all.

U.S. Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates intended to treat serious or life-threatening diseases or conditions.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will require the sponsor to perform one or more adequate and well-controlled post-marketing confirmatory trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under the accelerated approval pathway if a trial required to verify the predicted clinical benefit fails to verify such benefit or if the applicant fails to conduct any required post-approval trial with due diligence. Recently, the Food and Drug Omnibus Reform Act, or FDORA, enacted as part of the year-end omnibus spending bill in December 2022, included several reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.

Even if a product qualifies for one or more of these expedited development and review programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In November 2022, the FDA granted fast track designation to darovasertib in combination with crizotinib for treatment of adult patients with MUM. We also expect to pursue breakthrough therapy designation and accelerated approval for darovasertib and may explore some of these opportunities for our other product candidates as appropriate.

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

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2) of the FDCA, or 505(b)(2) NDA, submitted by another company for another drug that contains the same active moiety. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for a change to a previously approved drug, such as a new indication or condition of use, submitted in an NDA, or supplement to an existing NDA, if one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use.

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

If the use of a companion diagnostic is essential to the safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. In July 2014, the FDA issued a final guidance document addressing the development and approval process for in vitro companion diagnostic devices. According to the guidance, for novel product candidates such as ours, a companion diagnostic device and its corresponding drug or biologic candidate should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products. In December 2018, the FDA issued another draft guidance document to facilitate class labeling on in vitro companion diagnostic devices for oncology therapeutic products, under which a companion diagnostic’s labeling may identify a specific group or class of therapeutic products, rather than specific products, where scientifically appropriate.

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

Regulation Outside the United States

To the extent that any of our product candidates, once approved, are sold in a foreign country, we would be subject to numerous and varying foreign laws and regulations regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products, and may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, promotion, and reimbursement vary greatly from country to country.

Non-clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future products in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. There are two types of MAs:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP of the European Medicines Agency, or EMA, and are valid throughout the entire territory of the EU. The centralized procedure is mandatory for certain types of medicinal products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as AIDS/HIV, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases and other immune dysfunctions. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member states, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member state through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops.

In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

In the EU, new products authorized for marketing, or reference products, generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

Pediatric Development

In the EEA, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects not more than five in ten thousand persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

In the EU, an application for designation as an orphan product can be made any time prior to the filing of a MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved indication. During this market exclusivity period, competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for orphan medicines that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example because the product is sufficiently profitable not to justify market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the applicant consents to a second orphan medicinal product application, (ii) the applicant cannot supply sufficient quantities of the product, or (iii) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices, or IVD MDs, were regulated by the EU Directive on in vitrodiagnostic medical devices (Directive No. 98/79/EC, as amended), or IVDD, which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices as well as the vigilance procedure. IVD MDs had to comply with the requirements provided for in the IVDD, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since Regulation (EU) No 2017/746, or IVDR, became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The IVDR introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations as we begin to directly commercialize our products. In March 2010, the Patient Protection and Affordable Care Act, or ACA, was signed into law which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, expands of eligibility criteria for Medicaid programs, creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and establishes a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

In the EU, similar developments may affect our ability to profitably commercialize our products, if approved.On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to numerous federal, state, and foreign laws, regulations and standards which govern the collection, use, disclosure and protection of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

In 2020, we established an internal human resources departments part of our commitment to our human resources programs and our employee work experience. We believe our employees and our company benefit from and excel in a diverse, inclusive and safe work environment. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe the variety of experiences, backgrounds and perspectives of our employees bring to their work every day makes IDEAYA stronger and more successful. As of December 31, 2022, females make up 42% of our workforce, 7% of our executive team, and 33% of our board of directors.

As of December 31, 2022, we had a total of 103 employees. Of these employees, 82 were primarily engaged in research and development activities and 21 were primarily engaged in general and administrative activities. Of our total employees, 83 hold biology, chemistry or other relevant scientific degrees, including 48 Ph.D.’s. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Three of our product candidates, IDE397, darovasertib (IDE196) and IDE161, are currently in ongoing or authorized clinical trials – one Phase 1/2 clinical trial to evaluate IDE397 for the treatment of patients having solid tumors with MTAP deletion that we initiated in April 2021, one ongoing Phase 1/2 clinical trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations, one ongoing Phase 1 investigator sponsored clinical trial evaluating darovasertib as a potential neo-adjuvant and/or adjuvant therapy in primary, non-metastatic, uveal melanoma and one Phase 1/2 clinical trial to evaluate IDE161 for the treatment of patients having homologous recombination deficiencies (HRD) that has been authorized to proceed by the FDA and in which we are targeting initial dosing of our first patient in the first quarter of 2023.

We have had significant operating losses since our inception. Our net losses for the twelve months ended December 31, 2022 and 2021 were $58.7 million and $49.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $235.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1/2 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1/2 clinical trial we are conducting. Our product candidate IDE161 is the subject of an IND, for a Phase 1 clinical trial that has been authorized to proceed by the FDA and targeting initial dosing of our first patient in the first quarter of 2023. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, IDE161, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $373.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib, IDE397 and IDE161 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and our cost sharing obligations with Amgen for the Phase 1/2 clinical trial to evaluate IDE397 in combination with AMG 193. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing IDE397 Phase 1/2 clinical trial for the treatment of patients having solid tumors with MTAP deletion, our ongoing darovasertib Phase 1/2 clinical trial in solid tumors harboring GNAQ or GNA11 mutations, and our IDE161 Phase 1/2 clinical trial for the treatment of patients having HRD;
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

Our ability to raise additional funds will depend on financial, economic and other factors, including the ongoing effects of the COVID-19 pandemic and the Ukraine-Russia conflict, many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or
•
delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize darovasertib, if approved, IDE397, if approved, IDE161, if approved, or any other future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our three most advanced product candidates, IDE397, darovasertib and IDE161, are in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE397 is currently being evaluated in an ongoing Phase 1/2 clinical trial to evaluate IDE397 for the treatment of patients with MTAP deletion. Darovasertib is currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019, including the combination arm with crizotinib that we initiated in December 2020. Darovasertib is also currently being evaluated in an ongoing Phase 1 investigator sponsored clinical trial as a potential neo-adjuvant and/or adjuvant therapy in primary, non-metastatic, uveal melanoma. IDE161 is the subject of an IND for a Phase 1 clinical trial to evaluate IDE161 for the treatment of patients with HRD that has been authorized to proceed by the FDA, and targeting initial dosing of our first patient in the first quarter of 2023. Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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
•
acceptance of INDs by the FDA, or similar regulatory filing by a comparable foreign regulatory authority for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
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
•
our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMPs, or similar foreign requirements;
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

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. IDE397 is in a Phase 1/2 clinical trial that we are conducting, darovasertib, is in a Phase 1/2 clinical trial that we are conducting, and IDE161 is the subject of an IND for a Phase 1 clinical trial that has been authorized to proceed by the FDA, and targeting initial dosing of our first patient in the first quarter of 2023. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of darovasertib, IDE397 or IDE161 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of, darovasertib, IDE397, IDE161, or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing darovasertib, IDE397, IDE161, or any other product candidate.

The successful development of targeted therapeutics, including therapeutics involving direct targeting of an oncogenic pathway and synthetic lethality therapeutics, including our portfolio of synthetic lethality small molecule inhibitors, as well as any related diagnostics, is highly uncertain.

Successful development of targeted therapeutics, including therapeutics involving direct targeting oncogenic pathways and synthetic lethality therapeutics, such as our portfolio of synthetic lethality small molecule inhibitors, as well as any related diagnostics, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Our precision medicine target and biomarker discovery platform is based on new technologies and methods relating to drug target and biomarker identification, screening and validation, including Dual CRISPR genetic screening and bioinformatics and we have not, to date, sought regulatory approval for any therapeutics developed through our precision medicine target and biomarker discovery platform. As such, it is difficult to accurately predict the developmental challenges we or our collaboration partners may incur for our current and future product candidates as we proceed through product discovery, identification, preclinical studies and clinical trials.

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
•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, IND preparation, discussions with the FDA or similar foreign regulatory authorities, an FDA or similar foreign regulatory authority request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;
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

In addition, if any of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs, or similar applicable foreign requirements and GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events, or AEs, of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other post-approval issues with our product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Before obtaining marketing approval from regulatory authorities for the sale of any products, we, or our collaboration partners must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. In addition, we may rely in part on preclinical, clinical and quality data generated by contract research organizations, or CROs, and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. Further, pursuant to our license agreement with Novartis, we have a right of reference to certain data from Novartis’ Phase 1 clinical trial data for our regulatory filings for darovasertib.

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

Our clinical trial collaboration and supply agreements with Pfizer for the supply of crizotinib, support our plans to evaluate the safety and efficacy of darovasertib in combination with crizotinib. If Pfizer delays or fails to supply crizotinib in support of the combination arms of the darovasertib clinical trial or we fail to reach an agreement with Pfizer for the continued supply of crizotinib beyond the terms of the current clinical trial collaboration and supply agreements, the development program as pertaining to combination of darovasertib with a cMET inhibitor may be significantly delayed, and our development costs may increase. Subject to completion of and satisfactory results from preclinical studies, we may evaluate darovasertib in combination with one or more anti-cancer agent(s) in addition to crizotinib, such as a different inhibitor of cMET or an inhibitor of FAK, mTOR and/or CDK4/6, in a Phase 1/2 clinical trial in patients with metastatic uveal melanoma. Additionally, our clinical trial collaboration and supply agreement with Amgen for the clinical combination of IDE397 and AMG 193, supports our plans to evaluate the safety and efficacy of the two compounds. If Amgen delays or fails to supply AMG 193 or to sponsor the combination arm of the IDE397/AMG 193 clinical trial, the development program as pertaining to the combination may be significantly delayed, and our development costs may increase. In each case, this may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including darovasertib, IDE397 or IDE161, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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
•
obtaining IRB or ethics committee approval or positive opinion at each clinical trial site;
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
•
obtaining sufficient quantities of product candidate for use in preclinical studies or clinical trials from third-party suppliers; or
•
accessing third-party products or product candidates for use in combination with our product candidates in preclinical studies or clinical trials, including third-party product candidates that have not yet been approved by the FDA or comparable foreign regulatory authorities.

We and our strategic collaborators may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

If we or our strategic collaborators are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we may:

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

We and our strategic collaborators could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or another comparable foreign regulatory authority. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or other foreign regulatory authorities or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. For example, in recent years the FDA has issued draft guidance and launched programs aiming to reform and modernize the dose optimization procedures used by clinical trial sponsors during the development of oncology drugs. Although these efforts have not yet resulted in any formal changes to the FDA’s regulations or policies, changes in the FDA’s thinking with respect to dose selection and optimization could require us to change the design of our planned or ongoing clinical trials or otherwise conduct additional preclinical, clinical or manufacturing studies beyond those we currently anticipate, which could increase our costs and/or delay the development of our product candidates.

As another example, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Tissue-type agnostic basket trials are an emerging clinical approach that may result in delays in clinical development, additional regulatory requirements and delays in, or the prevention of, our ability to obtain regulatory approval or commercialize our product candidates.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our and our collaboration partners’ ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

Furthermore, certain conditions for which we plan to evaluate our current development candidates are rare diseases, such as metastatic uveal melanoma, with limited patient pools from which to draw for clinical trials. For example, one of our product candidates, darovasertib, is currently being evaluated in a Phase 1/2 basket trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ/GNA11 hotspot mutations in metastatic uveal melanoma. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants.

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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates may be co-administered with third-party approved or experimental therapies, such as darovasertib with crizotinib in the combination arms of our Phase 1/2 clinical trial or IDE397 with Pemetrexed or PRMT5 inhibitors in the combination arms of our Phase 1/2 clinical trial. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

If unacceptable side effects arise in the further development of darovasertib, including in combination with crizotinib, in the further development of IDE397, including in combination with Pemetrexed, texanes or PRMT5 inhibitors, in the further development of IDE161, or in the development of any of our other product candidates, we, the FDA or comparable foreign regulatory authorities, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

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
•
we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a Medication Guide outlining the risks of such side effects for distribution to patients or similar risk management measures;
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

The failure to obtain required regulatory approvals or certification for any companion diagnostic tests that we may pursue may prevent or delay approval of our product candidates. Moreover, the commercial success of any of our product candidates may be tied to the regulatory approval or certification, market acceptance and continued availability of a companion diagnostic.

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

Further, approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation, or IVDR, entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. However on October 14, 2021, the European Commission had proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applies since May 26, 2022 but there is a tiered system extending the grace period for many in vitro diagnostic medical devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics is subject to further requirements since the IVDR became applicable as it introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances, approvals or certifications for our companion diagnostics or to manufacture, market or distribute our products after clearance, approval or certification is obtained.

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

The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA or comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any collaborator or any future collaborator, is permitted to market any of our product candidates in the United States or abroad until we receive approval of an NDA from the FDA or similar regulatory approvals from comparable foreign regulatory authorities.

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
•
such authorities may find deficiencies in the manufacturing processes or facilities of our third-party manufacturers with which we or any of our collaborators or any potential future collaborators, contract for clinical and commercial supplies; and
•
the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our collaborators’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our collaborators or any potential future collaborators, from commercializing any products.

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

We may also evaluate our product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or a similar regulatory authority outside of the United States. We may be unable to effectively identify and collaborate with third parties for the evaluation of our product candidates in combination with their therapies. We will not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other foreign government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA or comparable foreign regulatory authorities approval.

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

In the EU, the European Commission grants orphan designation on the basis of the EMA’s Committee for Orphan Medicinal Products opinion. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment, of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP.

Although we may apply for orphan drug designation for our product candidates, we may not receive the designation we apply for. Even if we received orphan drug designation for one or more of our product candidates, which we have received for darovasertib in uveal melanoma, there is no guarantee that we will obtain approval or orphan drug exclusivity for the product. Even if we obtain approval and orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to provide greater safety, greater effectiveness or a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the EU, during the exclusivity period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a drug no longer meets the criteria for orphan drug designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity). Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional orphan drug designations for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

We may seek and fail to obtain fast track or breakthrough therapy designations for our current or future product candidates. Even if we are successful, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Although the FDA has granted fast track designation to darovasertib in combination with crizotinib for treatment of adult patients with MUM and we may seek additional designation for other product candidates in the future, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may also seek breakthrough therapy designation for any product candidate that we develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA may also be eligible for priority review. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs developed under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may in the future seek accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023 which included the Food and Drug Omnibus Reform Act of 2022, or FDORA. Among other things, the legislation introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PCK iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC. Exscientia is developing a PKC theta inhibitor in inflammatory diseases in Phase 1 studies. HotSpot Therapeutics is advancing a program targeting PKC-theta. We are aware of other companies that are conducting research and development of potential therapies for primary UM or for MUM based on other targets and approaches. For example, Aura Biosciences is developing AU-011 a virus-like drug conjugate (VDC) as local treatment for early-stage choroidal melanoma. Immunocore is developing and commercializing Tebentafusp, also known under its branded name as Kimmtrakfor the treatment of adult patients with HLA-A*02:01-positive unresectable or metastatic uveal melanoma. Novartis is developing DYP688, an antibody-drug-conjugate, or ADC, with a GNAQ-11 inhibitor payload in a Phase 1/2 clinical trial in MUM.

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is preclinically evaluating a small molecule MAT2A inhibitor designated as S95035. Servier is also clinically evaluating a small molecule MAT2A inhibitor designated as S95033, and formerly designated as AG270, in patients having tumors with MTAP deletion, following its acquisition of the Agios Pharmaceuticals’, or Agios’, commercial, clinical and research-stage oncology portfolio, including AG270.

For IDE161, we are not aware of any other clinical-stage therapies targeting PARG. Several companies are conducting preclinical research to develop PARG inhibitors, including Sumitomo, Nodus Oncology and Satya Pharma Innovations, and based on information and belief, potentially NeoMed Institute and 858 Therapeutics.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Pfizer (Talzenna), GSK (Zejula) and Roche. Additionally, several other early-stage companies, including 858 Therapeutics, Anticancer Bioscience, Artios, Breakpoint Therapeutics, Cyteir, Foghorn Therapeutics, FoRx Therapeutics, KSQ, MetaboMed, NeoMed, Repare, Ribon, Ryvu Therapeutics, Silicon Therapeutics (acquired by Roivant Sciences), Tango, Vividion, Xpose and Zai Labs.

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

As of December 31, 2022, we had 103 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into an ongoing global pandemic. As of February 2023, the coronavirus has spread around the world and the United States continues to experience outbreaks of COVID-19 and its variant strains. As states and localities increasingly lift COVID-19 protocols, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment, remote working and clinical trials, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture. We will continue to monitor the extent and impact of the pandemic and, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the twelve months ended December 31, 2022, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent products from being developed, approved, or commercialized in a timely manner or at all, which may adversely affect our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including a prolonged government shutdown, or such as the European Medicines Agency following its relocation to Amsterdam and resulting staff changes, may cause significant regulatory delays and, therefore, delay our efforts to seek approvals and adversely affect our business, financial condition, results of operations, or cash flows. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture of any future approved products. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements or similar applicable foreign requirements for manufacture of drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. These third-party manufacturers may be delayed in their manufacture or shipment of our product candidates due to the COVID-19 pandemic, heightened geopolitical conflict, increases in inflation and interest rates, or supply chain disruptions. For example, deterioration in the relationship between the United States and the PRC may impact international trade, government spending, regional stability and macroeconomic conditions. The impact of these potential developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, the PRC, may contribute to disruption of our PRC-based third-party suppliers and instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results. Additionally, our ability to audit these third-party manufacturers for compliance with cGMP requirements or similar foreign requirements (where applicable) and our specifications may be hindered or delayed due to the COVID-19 pandemic and geopolitical conditions.

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

Additionally, the facilities to manufacture our product candidates must be the subject of a satisfactory inspection before the FDA or other regulatory authorities approve an NDA or grant a marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturing partners for compliance with the FDA’s requirements for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s and other regulatory authorities’ GMP requirements, our product candidates will not be approved or, if already approved, may be subject to recalls.

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

If we fail to comply with our obligations under any of our in-license agreements, we could lose license rights that are important to our business.

Our current in-license agreements or any future in-license agreements provide or may provide that we must use reasonable efforts to obtain regulatory approval for a product candidate using the licensed compound. The agreements further impose or may impose an obligation to make various milestone payments and royalty payments as well as other obligations on us. If we materially breach the terms of any in-license agreement and fail to cure such breach within the period allowed, then the licensor may terminate the license agreement. In addition, the licensor has or may have the right to terminate on our insolvency. If the agreement is terminated, then we will not be able to further develop or commercialize the licensed compound or any future related product candidates.

Furthermore, any dispute with the licensor may result in the delay or termination of the research, development or commercialization of the licensed compound or any future related product candidates, and may result in costly litigation or arbitration that diverts management attention and resources away from our day-to-day activities, which may adversely affect our business, financial condition, results of operations and prospects.

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

For example, the FDA or similar foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similar requirements may apply in foreign jurisdictions. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs or similar foreign requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
•
refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
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

In addition, if any of our product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Similar requirements may apply in foreign jurisdictions. If we receive marketing approval for a product, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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
•
limitations or warnings contained in the FDA-approved labeling for our products or similar foreign requirements;
•
the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our products as a solution;
•
any FDA requirement for a REMS or similar foreign risk mitigation measures;
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

Our patent applications cannot be enforced against third parties practicing the inventions claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the invention as claimed. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators or licensors will be successful in protecting our product candidates and proprietary technologies by obtaining and defending patents. These risks and uncertainties include the following:

•
the United States Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other requirements during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
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

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our analysis of these issues, including interpreting the relevance or the scope of claims in a patent or a pending application, determining applicability of such claims to our proprietary technologies or product candidates, predicting whether a third party’s pending patent application will issue with claims of relevant scope, and determining the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties.

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

Although no third party has asserted a claim of patent infringement against us as of December 31, 2022, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

Additionally, our collaborators or any third parties with which we collaborate in the future, may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability. Further, collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability. Also, we may be obligated under our agreements with our collaborators, licensors, suppliers and others to indemnify and hold them harmless for damages arising from intellectual property infringement by us. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

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

In addition, in a patent infringement proceeding, a court or administrative tribunal may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our collaborators or potential future collaborators, were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent agencies. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and could result in the revocation, cancellation, or amendment of our patents or those of our licensors. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. A court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on an affected product candidate. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The American Rescue Plan Act of 2021 was also signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, includes prescription drug provisions that have significant implications for the pharmaceutical industry and beneficiaries, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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
•
the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;
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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical patients, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Europe, European Union General Data Protection Regulation, or GDPR, went into effect in May 2018, implementing more stringent requirements in relation to our use of personal data. The GDPR applies to any company established in the European Economic Area, or EEA, as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EU and the U.S. remains uncertain. For example, in 2016, the EU and U.S. agreed to a transfer framework for data transferred from the EU to the U.S., called the Privacy Shield, but in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the Privacy Shield for purposes of international transfers and imposed further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UKdata protection regime, which imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

In addition, certain states govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020, and imposes increased privacy and security obligations on entities handling certain personal information of consumers or households, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, theCalifornia Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•
results from, and any delays in, our clinical trials for IDE397, darovasertib, IDE161, or any other future clinical development programs, including public misperception of the results of our clinical trials;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2022, we have outstanding a total of 48.2 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the

Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of December 31, 2022, approximately 6.7 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information, including both our own and that of third parties. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to attack, damage and interruption from computer viruses, malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks or intrusions over the Internet, phishing attacks and other social engineering schemes, attachments to emails, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, employee theft or misuse, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber~~-~~attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Emerging and evolving cybersecurity threats such as the attack on SolarWinds and the Log4j vulnerability reported in December 2021 pose unique challenges and involve sophisticated threat actors. In addition, the pervasive use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property, including both our own and that of third parties. As a result of the COVID-19 pandemic, and continuing hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, as a result of the ongoing conflict between Russia and the Ukraine, in February 2022 the U.S. Cybersecurity and Infrastructure Security Agency issued a "Shields Up" alert for American organizations noting the potential for Russia’s cyberattacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable privacy and security laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or tax liability may be limited. As a result of such ownership changes, our ability to utilize certain NOLs and other tax attributes may be permanently limited if such attributes will expire unused. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We have experienced ownership changes in the past, and we may experience ownership changes in the future due to subsequent shifts in our stock ownership (some of which may be outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could potentially result in increased future tax liability to us.

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

Stockholders

As of March 3, 2023, we had 12 record holders of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our clinical pipeline continues to mature – with three clinical-stage product candidates being evaluated in four active clinical trials. Our most advanced clinical program is evaluating darovasertib, or IDE196, a small molecule protein kinase C, or PKC, inhibitor, in combination with crizotinib, an investigational cMET inhibitor, in a Phase 2 clinical trial in patients having metastatic uveal melanoma, or MUM, and separately as a single-agent in a Phase 2 clinical trial as neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM. IDE397, our small molecule methionine adenosyltransferase 2a, MAT2A, inhibitor, is being evaluated in Phase 1/2 clinical trial, including in selected Phase 2 monotherapy expansion cohorts and in selected combinations in Phase 1 does escalation in patients having tumors with methylthioadenosine phosphorylase, or MTAP, gene deletion. IDE161, our small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor, is being evaluated in a Phase 1/2 clinical trial in patients having tumors with homologous recombination deficiency, or HRD.

Darovasertib – PKC Inhibitor Clinical Candidate in Metastatic Uveal Melanoma and Primary Uveal Melanoma

Darovasertib is our most advanced clinical-stage product candidate. Darovasertib is a potent, selective small molecule inhibitor of PKC which we are developing for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We are pursuing a clinical strategy for darovasertib to broadly address ocular melanoma, alternatively referred to as uveal melanoma – a patient population with a significant unmet medical need. There are no U.S. Food and Drug Administration, or FDA, approved systemic therapies for primary uveal melanoma, or UM, as either neoadjuvant or adjuvant therapies. There are likewise no FDA approved therapies for patients having metastatic uveal melanoma, or MUM, with HLA-A*02:01 negative, or HLA-A(-), serotype. These primary UM patients and HLA-A(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients.

We are evaluating darovasertib in our ongoing Phase 2 clinical trial, designated as IDE196-001, as a combination therapy with crizotinib, pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement, with Pfizer, in patients with MUM, a population in which greater than 90% of patients have tumors harboring GNAQ or GNA11 mutations.

Subject to FDA feedback following our scheduled meeting in the first quarter of 2023, we plan to initiate a potentially registration-enabling Phase 2/3 clinical trial to evaluate darovasertib and crizotinib as a combination therapy in MUM pursuant to the Second Pfizer Agreement, with Pfizer. We are planning to present a summary of the potentially registration-enabling Phase 2/3 clinical trial design reflecting guidance, if any, following our scheduled meeting with the FDA.

We are increasing enrollment to include additional first-line, or 1L, patients in the ongoing Phase 2 clinical trial evaluating darovasertib in combination with crizotinib in MUM. We are planning to present a clinical data update, including clinical efficacy (e.g., overall response rate, or ORR, median progression free survival, or PFS) in approximately 20 1L patients, from this ongoing Phase 2 clinical trial in mid-year, or the second or third quarters of, 2023. The timing of each of these clinical data updates may be influenced by data maturity, including for example, appropriate interim assessments of median duration of response, or DOR, median PFS, and/or median overall survival, or OS.

We are also clinically evaluating darovasertib as a single agent in a separate Phase 2 clinical trial designated as IDE196-009 as a neoadjuvant and adjuvant therapy in primary, non-metastatic UM. We are additionally supporting evaluation of darovasertib as neoadjuvant and adjuvant therapy, or (neo)adjuvant therapy, in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma” (NADOM) led by St. Vincent’s Hospital in Sydney with participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.

We are planning to present additional interim clinical data in 2023 from the IST for darovasertib as neoadjuvant therapy in UM.

We own or control all commercial rights in our darovasertib program, including in MUM and in UM, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

IDE397 – MAT2A Inhibitor Clinical Candidate in Tumors with MTAP Deletion

IDE397 is a potent, selective small molecule inhibitor of MAT2A which we are developing for patients having solid tumors with MTAP deletions. The prevalence of MTAP deletions is estimated to be approximately 15% of all human tumors. MTAP deletion in patient tumors is identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

We are enrolling patients into a Phase 1/2 clinical trial designated as IDE397-001 to evaluate IDE397 as monotherapy and in combination therapies for patients having certain tumors with MTAP gene deletion.

For monotherapy, we are enrolling into Phase 2 expansion cohorts with an initial focus on non-small cell lung cancer, or NSCLC, esophagogastric cancer, and bladder cancer. In parallel, we are continuing to enroll additional patients into the Phase 1 dose escalation portion of the clinical trial. We initiated dose escalation studies of IDE397 in combination with chemotherapy agents, including pemetrexed and taxanes.

We are, in collaboration with Amgen Inc., or Amgen, planning to evaluate IDE397 in combination with AMG 193, the Amgen investigational methylthioadenosine-, or MTA-cooperative protein arginine methyltransferase 5, or PRMT5, inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to a Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA, with Amgen. The combination of IDE397 with AMG 193 is a novel and potential first-in-class synthetic lethality combination which targets two distinct and mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5, providing a complementary approach for targeting MTAP-null tumors.

We are prioritizing the IDE397 / AMG 193 clinical combination and, at this time are discontinuing enrollment into the IDE397-001 clinical trial cohorts evaluating chemotherapy combinations. This approach is based on favorable preclinical combination efficacy and tolerability data observed with the IDE397 / AMG 193 combination, and on the proposed target enrollment and budget for the planned global clinical trial pursuant to the Amgen CTCSA.

We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

IDE161 – PARG Inhibitor Clinical Candidate in Tumors with Homologous Recombination Deficiency

IDE161 is a clinical-stage small molecule inhibitor of PARG being evaluated in a Phase 1/2 clinical trial desigated as IDE161-001 for patients having tumors with HRD and potentially other genetic and/or molecular signatures.

An IND application for clinical evaluation of IDE161 in solid tumors was submitted to and has been cleared by the FDA in the fourth quarter of 2022 following completion of its safety review.

We are initiating a Phase 1/2 clinical trial designated as IDE161-001 to evaluate IDE161, a PARG inhibitor, for the treatment of patients having solid tumors with HRD, such as BRCA1/2-mutant breast and ovarian cancer patients. We are preparing to initiate dosing of a first patient in the Phase 1 dose escalation portion of this clinical trial in the first quarter of 2023, with a planned initial starting dose of IDE161 in the dose escalation that is estimated to be approximately one-half of the projected human efficacious dose, based on preclinical studies.

The Phase 1/2 clinical trial will evaluate IDE161 as monotherapy with a focus on an expansion cohort of breast cancer patients having tumors with HRD which are estrogen receptor positive, or ER+ and human epidermal growth factor receptor 2 negative, or Her2-. This patient population of ER+ / Her2- breast cancer with HRD represents approximately 10% to 14%

of breast cancer. The Phase 1/2 clinical trial will also include an expansion cohort of ovarian cancer patients having tumors with HRD, and a basket expansion cohort of other solid tumors with HRD.

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDE161, with Cancer Research UK and University of Manchester.

Pol Theta

We are advancing DNA Polymerase Theta program, in collaboration with GSK pursuant to the Collaboration, Option and License Agreement with GSK, or GSK Collaboration Agreement, for patients having solid tumors with BRCA or other homologous recombination deficiency, or HRD, mutations.

In collaboration with GSK, we have selected a development candidate small molecule inhibitor of Pol Theta Helicase, or ATPase, domain. We are, in collaboration with GSK, targeting an IND submission to the U.S. FDA in the second quarter of 2023 for a GSK-sponsored Phase 1/2 first-in-human clinical evaluation of our Pol Theta Helicase inhibitor DC in combination with niraparib for patients having tumors with BRCA mutation or HRD.

We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones, which may occur as we, in collaboration with GSK, advance a Pol Theta helicase inhibitor from preclinical development into early Phase 1 clinical trials, including up to $10 million aggregate for advancing this DC through IND effectiveness.

In August 2022, we achieved the first preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase inhibitor DC, triggering a $3.0 million milestone payment, with the potential to receive up to an additional $7.0 million for advancing the Pol Theta Helicase inhibitor DC through IND effectiveness.

Following selection of the Pol Theta Helicase inhibitor development candidate, GSK will lead further research and development for the Pol Theta program pursuant to the GSK Collaboration Agreement.

Werner Helicase

We are also continuing to advance our preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase, or WRN, for patients having tumors with high microsatellite instability, or MSI.

We are, in collaboration with GSK, targeting nomination of a Werner Helicase inhibitor development candidate in 2023.

For this program, we plan to continue further preclinical development in collaboration with GSK pursuant to the GSK Collaboration Agreement. We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones which may occur as we, in collaboration with GSK, advance a Werner Helicase inhibitor from preclinical into early Phase 1 clinical trials. These milestones include up to $10 million aggregate for a development candidate through IND effectiveness – up to $3 million in connection with IND-enabling studies and up to $7 million upon IND effectiveness.

Next-Generation Synthetic Lethality Pipeline Programs

We have initiated early preclinical research programs targeting multiple SLTs, which we believe are next-generation SLTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures.

We own or control all commercial rights in our MTAP-SL and SLT programs.

Prospectus Supplement - At-the-Market Facility

In January 2021, we entered into a new Open Market Sale Agreement, or January 2021 Sales Agreement, with Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of its common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $90.0 million through Jefferies as its sales agent. Pursuant to the January 2021 Sales Agreement, Jefferies, as sales agent, receives a commission of 3.0% of the aggregate gross proceeds that the Company receives from each sale of its shares of common stock sold under the January 2021 Sales Agreement.

During the year ended December 31, 2022, we sold an aggregate of 601,844 shares of our common stock through at-the-market offerings for aggregate net proceeds of $8.8 million, after deducting underwriting discounts and commissions and other offering expenses, at a weighted average sales price of approximately $15.56 per share under the at-the-market offering pursuant to the January 2021 Sales Agreements with Jeffries as sales agent. As of December 31, 2022, approximately $64.4 million of common stock remained available to be sold under the ATM facility.

Subsequent to December 31, 2022, from January 1, 2023 through March 3, 2023, we sold an aggregate of 142,160 shares of our common stock for aggregate net proceeds of $2.5 million at a weighted average sales price of approximately $18.38 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement with Jefferies as sales agent.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

2022 Public Offering and Sale of IDEAYA Common Stock

On September 19, 2022, the Company completed an underwritten public offering of 8,761,905 shares of our common stock at an offering price to the public of $10.50 per share, including 1,142,857 shares of common stock upon the exercise in full of the overallotment option by the underwriters, pursuant to which we received aggregate net proceeds of $86.1 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Management / Leadership Team

We continue to enhance our leadership team. Darrin Beaupre, M.D., Ph.D., joined as Senior Vice President and Chief Medical Officer, in November 2022. Dr. Beaupre has over twenty-five years of experience in clinical development and translational research, including at leading pharmaceutical companies and major research institutions. Dr. Beaupre’s extensive career includes various roles, including most recently at BioSplice Therapeutics, a subsidiary of Samumed, as Chief Medical Officer and Head of Research and Development in Oncology. Dr. Beaupre previously served as Senior Vice President, Head of Early Oncology Development and Clinical Research at Pfizer, Inc., where he led cross-disciplinary groups including clinical development, clinical pharmacology, translational oncology and clinical operations related study clinicians. There he was responsible for oversight of IND submissions and early clinical development across multiple oncology programs. Dr. Beaupre also served at Pharmacyclics (Abbvie) as Vice President, Head of Early Development and Immunotherapy, and at Amgen as Medical Director. He was previously an Assistant Professor at the H. Lee Moffitt Cancer Center and Research Institute, and also held various earlier appointments at the University of Miami and the M.D. Anderson Cancer Center.

Board of Directors

Catherine Mackey, Ph.D., has joined as a member of our board of directors effective in April 2022, serving as a Class I director, with an initial term expiring at our 2023 annual meeting of stockholders. Dr. Mackey brings over 30 years of life sciences research, development and operational experience to IDEAYA. As Senior Vice President of Pfizer Worldwide Research and Development and Director of Pfizer La Jolla Laboratories, she established a premier research and development capability and a robust drug pipeline of oncology therapeutics, including sunitinib (Sutent), axitinib (Inlyta), crizotinib (Xalkori) and palbociclib (Ibrance). She earlier served as Pfizer’s Head of Strategic Alliances and Genomic and Proteomic Sciences.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations through December 31, 2022 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, an affiliate of GSK, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through follow-on underwritten public offerings in July 2021 and September 2022. Additionally, we received a non-dilutive upfront cash payment of $100 million from GSK in connection with the GSK Collaboration Agreement in July 2020.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Certain program costs that contribute to our operating expenses have been and/or will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program. We anticipate that payments which we may make to Amgen will also contribute to our operating expenses as they are reimbursed by us pursuant to the Amgen CTCSA, including 50% of external costs Amgen incurs in connection with the Amgen-sponsored and executed IDE397 / AMG 193 Combination Study. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $58.7 million and $49.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $235.4 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the clinical development of darovasertib, our PKC inhibitor, in combination with crizotinib in the ongoing IDE196-001 Phase 1/2 clinical trial in MUM, in coordination with Pfizer pursuant to the Second Pfizer Agreement, and as a single agent in the ongoing IDE196-009 Phase 2 clinical trial as neoadjuvant and adjuvant therapy in MUM, (ii) the clinical development of IDE397, our MAT2A inhibitor, in the ongoing IDE397-001 Phase 1/2 clinical trial, (iii) the clinical development of IDE161, our PARG inhibitor, in the ongoing IDE161-001 Phase 1/2 clinical trial and (iv) our earlier pipeline programs, including our next-generation synthetic lethality programs.

We are collaborating with Amgen to evaluate the clinical combination of IDE397, our investigational MAT2A inhibitor, in combination with AMG 193, the Amgen investigational PRMT5 inhibitor, in an Amgen-sponsored clinical trial, pursuant to the Amgen CTCSA. We are collaborating with GSK on preclinical research for our Pol Theta and Werner Helicase programs, pursuant to the GSK Collaboration Agreement.

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

As of December 31, 2022, we had cash, cash equivalents, and short-term and long-term marketable securities of $373.1 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Annual Report on Form 10-K filed March 7, 2023.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. We do not anticpiate revenue to be recognized in the future in connection with the Pol Theta program, as our performance obligations relating to the Pol Theta R&D Services are complete under the GSK Collaboration Agreement. In the future, revenue may include additional milestone payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of various factors, such as the timing and amount of license, research and development services, and milestone and other payments. The revenue we recognize or generate under the GSK Collaboration Agreement may also fluctuate from period to period due to changes to prospective collaboration research budgets or changes to respective allocation of resources as between the parties and as between internal or external (e.g., CRO) sources, in each case on a program-by-program basis, as part of ongoing collaboration research management.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397 and IDE161, consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

	Year Ended December 31,
	2022	2021
External clinical development expenses (1):
IDE397	$9,426	$3,952
IDE196	13,433	7,587
Personnel related and stock-based compensation	26,717	18,656
Other research and development expenses	39,960	27,963
Total research and development expenses	$89,536	$58,158

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

We are focusing substantially all of our resources on the development of our product candidates. We expect our research and development expenses to increase substantially during the next few years, as we seek to initiate and/or advance clinical trials for our product candidates, complete our clinical program, pursue regulatory approval of our product candidates and prepare for a possible commercial launch. Predicting the timing or the cost to complete our clinical program or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our product candidates will receive regulatory approval with any certainty.

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

Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 18, 2022.

Comparison of the Years Ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change	% Change
Revenue
Collaboration revenue	$50,931	$27,941	$22,990	82%
Operating expenses
Research and development	89,536	58,158	31,378	54%
General and administrative	23,897	20,051	3,846	19%
Total operating expenses	113,433	78,209	35,224	45%
Loss from operations	(62,502)	(50,268)	(12,234)	24%
Other income (expense)
Interest income and other income, net	3,847	506	3,341	660%
Net loss	$(58,655)	$(49,762)	$(8,893)	18%

Collaboration Revenue

Collaboration revenue increased by $23.0 million, or 82%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During 2022, the Company recognized revenue of $17.4 million relating to GSK's waiver of its right to exercise its Option for the MAT2A program. The POLQ program achieved an initial preclinical development milestone for which the Company recognized a portion of the $3.0 million milestone consideration as revenue in the amount of $2.6 million.

Research and Development Expenses

Research and development expenses increased by $31.4 million, or 54%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in research and development expenses was primarily due to increases of $20.9 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $8.1 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, and $2.4 million in costs for laboratory supplies, facilities and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million, or 19%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to increases of $2.5 million for consulting services related mainly to information technology support, $2.2 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, partially offset by a decrease in $0.3 million in software licenses and facility costs, and $0.6 million in directors’ and officers’ liability insurance premiums.

Interest Income and Other Income (Expense), Net

Interest income increased by $3.3 million, or 660%, during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher interest rates on our investments.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $373.1 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the years ended December 31, 2022 and December 31, 2021, we had net losses of $58.7 million and $49.8 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2022, we had an accumulated deficit of $235.4 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Annual Report on Form 10-K.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of December 31, 2022, we expect to make the total lease payments of $3.7 million through July 2024.

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

In January 2022, we exercised our option for an exclusive worldwide license covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (CRT) and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000. We are obligated to make payments to CRT aggregating up to £19.5 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. Certain of the clinical and regulatory milestones are related to and may be due and payable by us if certain milestones are achieved in connection with the IDE161-001 Phase 1/2 clinical trial.

We may be obligated to make aggregate payments of up to £2,250,000, subject to achievement of certain milestones through the Phase 1 and Phase 2 portions of the clinical trial in oncologic diseases - including aggregate payments of up to £1,500,000 for milestones relating to a first tumor histology (e.g., a breast cancer) and aggregate payments of up to £750,000 for milestones relating to in a different second tumor histology (e.g., ovarian cancer). Subject to commercialization, we are also obligated to pay low single-digit tiered royalties, and potentially also sales milestones, to CRT based on net sales of licensed products. In addition, in the event we sublicense the intellectual property, we will also be obligated to pay CRT a specified percentage of any sublicense revenue.

In July 2022, we entered into a Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA with Amgen to clinically evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with the Amgen investigational small molecule MTA-cooperative inhibitor of PRMT5, AMG 193, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial (the “IDE397-AMG 193 Combination Study”). Pursuant to the mutually non-exclusive Amgen CTCSA, Amgen is the sponsor of the IDE397-AMG 193 Combination Study and will provide AMG 193, we will provide the IDE397 compound and each party will pay for fifty percent (50%) of the third party costs of the IDE397/AMG 193 Combination Study. Each party will be responsible for its own internal costs and expenses in support of the IDE397/AMG 193 Combination Study.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(87,175)	$(55,779)
Investing activities	(33,404)	(69,666)
Financing activities	97,165	145,454
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,414)	$20,009

Cash Flows from Operating Activities

Net cash used in operating activities was $87.2 million for the year ended December 31, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $58.7 million, adjusted for net non-cash charges of $13.0 million and changes in net operating assets and liabilities of $41.6 million. Our non-cash charges consisted of $11.6 million in stock-based compensation, and $2.1 million in depreciation, partially offset by $0.7 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $46.5 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $2.1 million in prepaid and other assets, and $1.7 million in lease liabilities, partially offset by $4.6 million accrued and other liabilities due to due to CRO fees in support of research and manufacturing activities, $1.9 million in accounts payable, $1.4 million in right-of-use asset, and $0.9 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $33.4 million for the year ended December 31, 2022, which consisted primarily of $255.8 million used to purchase marketable securities and $3.4 million used to purchase property and equipment, partially offset by $225.8 million provided by maturities of marketable securities.

Net cash used in investing activities was $69.7 million for the year ended December 31, 2021, which consisted primarily of $315.0 million used to purchase marketable securities and $2.6 million used to purchase property and equipment, partially offset by $244.0 million provided by maturities of marketable securities and $4.0 million from sale of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $97.2 million for the year ended December 31, 2022, which consisted primarily of $86.1 million of net proceeds from our follow-on offering, $8.8 million of proceeds from ATM offering, $1.4 million of proceeds from exercise of common stock options, and $0.8 million of proceeds from ESPP purchase.

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

The estimated total costs to be incurred to complete the MAT2A R&D Services, Pol Theta R&D Services and WRN R&D Services may evolve and be updated throughout the performance period with the consultation with GSK through the joint development committee. The change in the estimated total costs and/or the timing of completion may materially impact an amount of subsequent revenue recognition and/or its timing. MAT2A R&D Services and Pol Theta R&D Services are completed. The expected timing of completing the WRN R&D Services may be updated.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2022, we had cash equivalents and marketable securities of $373.1 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

On February 24, 2023, the Company adopted the IDEAYA Biosciences, Inc. 2023 Employment Inducement Award Plan (the “Inducement Plan”), pursuant to which the Company reserved 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s board of directors without stockholder approval in accordance with such rule.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2022, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(3)
EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this report.

Exhibit Index

(a) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.				X

10.1†	License agreement by and between IDEAYA Biosciences, Inc. and Novartis International Pharmaceutical, Inc. dated as of September 19, 2018.	S-1	4/26/2019	10.1

10.2(a)†	Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 28, 2017.	S-1	4/26/2019	10.2(a)

10.2(b)	Amendment #1 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 24, 2019.	S-1	4/26/2019	10.2(b)

10.2(c)	Amendment #2 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of March 3, 2020.	10-K	3/24/2020	10.2(c)

10.3(a)#	2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(d)

10.4#	Employee Stock Purchase Plan.	S-1/A	5/13/2019	10.6

10.5(a)#	2015 Equity Incentive Plan, as amended.	S-1	4/26/2019	10.4(a)

10.5(b)#	Form of Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(b)

10.5(c)#	Form of Early Exercise Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(c)

10.5(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(d)

10.6#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Yujiro Hata.	S-1/A	5/13/2019	10.7(b)

10.7#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Michael White.	10-Q	11/15/2021	10.2

10.8#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Paul Stone.	S-1/A	5/17/2019	10.12

10.9#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Jason Throne.	10-K	3/23/2021	10.9

10.10#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Darrin Beaupre.				X

10.11#	Non-Employee Director Compensation Program.				X

10.12	Form of indemnification agreement for directors and officers.	S-1/A	5/13/2019	10.14

10.13	Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated August 26, 2016.	S-1	4/26/2019	10.15

10.14	Letter Agreement Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated January 27, 2017.	S-1	4/26/2019	10.16

10.15	First Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated May 31, 2018.	S-1	4/26/2019	10.17

10.16	Second Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated September 30, 2019.	10-Q	11/13/2019	10.11

10.17(a)†	Clinical Trial Collaboration and Supply Agreement between IDEAYA Biosciences, Inc. and Pfizer Inc. dated as of March 11, 2020.	10-Q	5/12/2020	10.4

10.17(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of September 23, 2020.	10-Q	11/12/2020	10.1

10.17(c)†	Amendment No. 2 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of April 8, 2021.	10-Q	5/10/2021	10.1

10.17(d)†	Amendment No. 3 to Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of August 9, 2021.	10-Q	11/15/2021	10.1

10.18(a)†	Collaboration, Option and License Agreement between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of June 15, 2020.	10-Q	8/12/2020	10.3

10.18(b)	Amendment No. 1 to Collaboration, Option and License Agreement between GlaxoSmithKline Intellectual Property	10-K	3/18/2022	10.18

(No. 4) Limited and IDEAYA Biosciences, Inc. dated as of October 23, 2020.
10.18(c)†	Amendment No. 2. to Collaboration, Option and License Agreement between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of January 31, 2022.	10-Q	5/10/2022	10.3

10.19†	Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of March 9, 2022. (“Second Pfizer Agreement”).	10-Q	5/10/2022	10.1

10.20†	Clinical Trial Collaboration and Supply Agreement between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of March 9, 2022. (“Third Pfizer Agreement”).	10-Q	5/10/2022	10.2

10.21†	Clinical Trial Collaboration and Supply Agreement between Amgen Inc. and IDEAYA Biosciences, Inc. made as of July 26, 2022.	10-Q	11/8/2022	10.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

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

X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X

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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEAYA Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IDEAYA Biosciences, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 7, 2023

We have served as the Company’s auditor since 2017, which includes periods before the Company became subject to SEC reporting requirements.

IDEAYA Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$68,632	$92,046
Short-term marketable securities	296,197	154,724
Accounts receivable	211	1,103
Prepaid expenses and other current assets	5,414	3,123
Total current assets	370,454	250,996
Restricted cash	106	106
Long-term marketable securities	8,317	121,293
Property and equipment, net	6,509	4,763
Right-of-use assets	2,484	3,898
Other non-current assets	99	291
Total assets	$387,969	$381,347
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,280	$2,100
Accrued liabilities	16,999	12,320
Contract liability	8,568	29,040
Operating lease liabilities, current	1,871	1,699
Total current liabilities	31,718	45,159
Long-term contract liability	5,185	31,192
Long-term operating lease liabilities	1,611	3,482
Total liabilities	38,514	79,833
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 48,193,179 and 38,533,045 shares issued and outstanding as of December 31, 2022 and December 31, 2021	5	4
Additional paid-in capital	587,724	478,970
Accumulated other comprehensive loss	(2,871)	(712)
Accumulated deficit	(235,403)	(176,748)
Total stockholders’ equity	349,455	301,514
Total liabilities and stockholders’ equity	$387,969	$381,347

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$50,931	$27,941	$19,538
Total revenue	50,931	27,941	19,538
Operating expenses
Research and development	89,536	58,158	39,698
General and administrative	23,897	20,051	15,184
Total operating expenses	113,433	78,209	54,882
Loss from operations	(62,502)	(50,268)	(35,344)
Other income
Interest income and other income, net	3,847	506	849
Net loss	(58,655)	(49,762)	(34,495)
Unrealized losses on marketable securities	(2,159)	(719)	(58)
Comprehensive loss	$(60,814)	$(50,481)	$(34,553)
Net loss per common share, basic and diluted	$(1.42)	$(1.41)	$(1.40)
Weighted-average number of common shares outstanding used in computing net loss per share, basic and diluted	41,444,696	35,252,443	24,721,775

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2020	20,339,461	$2	$192,824	$65	$(92,491)	$100,400
Issuance of common stock upon follow-on public offering, net of issuance costs	7,166,667	1	100,663	—	—	100,664
Issuance of common stock in private placement, net of issuance costs	1,333,333	—	19,988	—	—	19,988
Issuance of common stock related to at-the-market offering program, net of issuance costs	410,896	—	6,582	—	—	6,582
Issuance of common stock upon exercise of stock options	256,583	—	1,202	—	—	1,202
Employee stock purchase plan (ESPP) purchase	40,794	—	326	—	—	326
Repurchase of early exercised shares	(10,518)	—	—	—	—	—
Vesting of early exercised common stock options	—	—	56	—	—	56
Stock-based compensation	—	—	3,609	—	—	3,609
Other comprehensive loss	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(34,495)	(34,495)
Balances as of December 31, 2020	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock upon follow-on public offering, net of issuance costs	5,333,333	1	85,989	—	—	85,990
Issuance of common stock related to at-the-market offering program, net of issuance costs	3,407,872	—	57,263	—	—	57,263
Issuance of common stock upon exercise of stock options	211,900	—	1,510	—	—	1,510
Employee stock purchase plan (ESPP) purchase	50,037	—	697	—	—	697
Repurchase of unvested restricted stock	(7,313)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	24	—	—	24
Stock-based compensation	—	—	8,237	—	—	8,237
Other comprehensive loss	—	—	—	(719)	—	(719)
Net loss	—	—	—	—	(49,762)	(49,762)
Balances as of December 31, 2021	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514
Issuance of common stock upon follow-on public offering, net of issuance costs	8,761,905	1	86,080	—	—	86,081
Issuance of common stock related to at-the-market offering program, net of issuance costs	601,844	—	8,842	—	—	8,842
Issuance of common stock upon exercise of stock options	214,643	—	1,448	—	—	1,448
Employee stock purchase plan (ESPP) purchase	81,742	—	755	—	—	755
Stock-based compensation	—	—	11,629	—	—	11,629
Other comprehensive loss	—	—	—	(2,159)	—	(2,159)
Net loss	—	—	—	—	(58,655)	(58,655)
Balances as of December 31, 2022	48,193,179	$5	$587,724	$(2,871)	$(235,403)	$349,455

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(58,655)	$(49,762)	$(34,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,101	1,725	1,381
Net amortization (accretion) of premiums (discounts) on marketable securities	(695)	1,834	578
Stock-based compensation	11,629	8,237	3,609
Loss on sale of property and equipment	—	—	2
Realized gain on marketable securities	—	—	(18)
Changes in assets and liabilities
Accounts receivable	892	774	(1,877)
Prepaid expenses and other assets	(2,119)	(189)	(510)
Right-of-use assets	1,414	1,307	(148)
Accounts payable	1,864	1,166	225
Accrued and other liabilities	4,572	4,212	2,992
Contract liabilities	(46,479)	(23,541)	83,773
Lease liabilities	(1,699)	(1,542)	(49)
Net cash provided by (used in) operating activities	(87,175)	(55,779)	55,463
Cash flows from investing activities
Purchases of property and equipment, net	(3,443)	(2,644)	(493)
Purchases of marketable securities	(255,808)	(314,996)	(242,314)
Maturities of marketable securities	225,847	243,956	96,564
Sales of marketable securities	-	4,018	—
Net cash (used in) provided by investing activities	(33,404)	(69,666)	(146,243)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	86,105	85,990	100,664
Proceeds from issuance of common stock in private placement, net of issuance costs	—	—	19,988
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	8,857	57,263	6,582
Proceeds from exercise of common stock options, net of repurchases	1,448	1,504	1,190
Proceeds from ESPP purchases	755	697	326
Net cash provided by financing activities	97,165	145,454	128,750
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,414)	20,009	37,970
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	92,152	72,143	34,173
Cash, cash equivalents and restricted cash, at end of period	$68,738	$92,152	$72,143
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$68,632	$92,046	$72,037
Restricted cash	$106	$106	$106
Cash, cash equivalents and restricted cash	$68,738	$92,152	$72,143
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$4	$1
Cash paid for interest	$60	$71	$82
Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	$—	$—	$1,191
Vesting of early exercised options and restricted stock	$—	$24	$56
Purchases of property and equipment in accounts payable and accrued liabilities	$384	$92	$520
Unpaid offering costs	$39	$—	$—

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

At-the-Market Offering

On August 12, 2020, the Company filed a prospectus supplement to the prospectus dated June 10, 2020, activating its at-the-market facility by entering into an open market sale agreement (the “August 2020 Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program. As of January 15, 2021, the Company exhausted all sales under the August 2020 Sales Agreement. On January 20, 2021, the Company entered into a new open market sale agreement (the “January 2021 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $90.0 million under an “at the market” offering program.

For the year ended December 31, 2022, the Company sold an aggregate of 601,844 shares for aggregate net proceeds of $8.8 million, after deducting underwriting discounts and commissions and other offering expenses, under the January 2021 Sales Agreement. As of December 31, 2022, approximately $64.4 million of common stock remained available to be sold under the ATM facility.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $235.4 million as of December 31, 2022. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $373.1 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Restricted Cash

Restricted cash as of December 31, 2022 and December 31, 2021 consisted of cash balances held as security in connection with the Company’s facility lease agreement in South San Francisco, California. The balances are classified as long-term assets on the Company’s balance sheet.

Marketable Securities

Marketable securities are investments in marketable securities with maturities greater than three months at the time of purchase. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. The Company classifies highly liquid securities with maturities beyond 12 months as long-term marketable securities in the balance sheet. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in interest income and other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of December 31, 2022 and December 31, 2021.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2022 and December 31, 2021.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The FASB subsequently issued supplemental guidance to ASC 326 within ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2019-10 extended the effectiveness of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. ASU 2019-10 requires entities to make a one-time determination of whether an entity is eligible to be a smaller reporting company as of November 15, 2019 for the purpose of determining the effective date of ASU 2016-13. The Company determined that it was eligible to be a smaller reporting company as of November 15, 2019. The Company will adopt this ASU on January 1, 2023. The Company evaluated the impact of the adoption of the ASU, and it does not result in a material impact on the Company's financial statements and related disclosures.

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

As of December 31, 2022, financial assets measured and recorded at fair value are as follows (in thousands):

		December 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$146,030	$—	$(2,291)	$143,739
Corporate bonds	Level 2	86,546	—	(580)	85,966
Commercial paper(2)	Level 2	78,797	—	—	78,797
Marketable securities		311,373	—	(2,871)	308,502
Money market funds(1)	Level 1	64,153	—	—	64,153
Total fair value of assets		$375,526	$—	$(2,871)	$372,655

(1)
Included in cash and cash equivalents on the balance sheet
(2)
$4.0 million was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates

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

(1)
Included in cash and cash equivalents on the balance sheet

As of December 31, 2022 and December 31, 2021, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of December 31, 2022 and December 31, 2021.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	As of December 31,
	(In Years)	2022	2021
Laboratory equipment	5	$9,743	$6,440
Computer equipment	3	261	117
Software	3	231	204
Leasehold improvements	Shorter of useful life or lease term	3,321	3,133
Furniture and fixtures	5	506	466
Total property and equipment		14,062	10,360
Less: Accumulated depreciation and amortization		(7,553)	(5,597)
Property and equipment, net		$6,509	$4,763

Depreciation and amortization expense was $2.1 million, $1.7 million and $1.4 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued research and development expenses	$11,146	$7,864
Accrued salaries and benefits	5,248	3,971
Legal and professional fees	513	485
Other	92	—
Accrued liabilities	$16,999	$12,320

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

The maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

As of December 31, 2022	Operating Leases
2023	$2,036
2024	1,647
Total lease payments	3,683
Less: Interest	(201)
Present value of lease liabilities	$3,482
Amounts recognized on the balance sheet
Current lease liabilities	$1,871
Long-term lease liabilities	1,611
Total lease liabilities	$3,482

Operating lease cost was $1.7 million, $1.7 million and $1.5 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2022, the ROU assets of $2.5 million are included in non-current assets on the balance sheet, and lease liabilities of $3.5 million are included in current liabilities and non-current liabilities on the balance sheet.

As of December 31, 2022, the remaining term for the operating lease in South San Francisco, California is 1.6 years, and the discount rate used to measure the lease liability for such operating lease upon recognition is 7.0% for the Original Lease and 6.0% for the Second Amendment. The Company has one right to extend the lease term of the operating lease in South San Francisco for two years by giving the landlord written notice. The remaining term does not include the additional two years, as the Company assessed at commencement date that it was not reasonably certain to extend the lease term.

During the years ended December 31, 2022 December 31, 2021 and December 31, 2020, cash paid for amounts included in operating lease liabilities of $2.0 million, $1.9 million and $1.7 million, respectively, is included in cash flows from operating activities on the statement of cash flows.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2022, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of December 31, 2022.

7. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2022, December 31, 2021 and December 31, 2020. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	1.9%	0.7%	(1.9%)
Change in valuation allowance	(23.4%)	(25.2%)	(21.5%)
Stock Based Compensation	(1.2%)	(0.2%)	(0.3%)
Research tax credits	4.4%	3.8%	2.7%
Other permanent differences	(0.1%)	(0.1%)	0.0%
Section 162(m) Limitation	(2.6%)	0.0%	0.0%
Provision for income taxes	0.0%	0.0%	0.0%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$31,777	$27,324
Research and development credit carryforwards	9,454	5,939
Lease liability	739	1,097
Intangible assets	1,166	1,179
Stock-based compensation	1,713	1,725
Accruals and reserves	1,666	882
Deferred revenue	2,881	12,575
Capitalized R&D Expenditures	15,134	-
Gross deferred tax assets	64,530	50,721
Less: Valuation allowance	(63,761)	(49,575)
Deferred tax assets, net of valuation allowance	769	1,146
Deferred tax liabilities:
Right-of-use assets	(527)	(825)
Property and equipment	(242)	(321)
Net deferred tax assets	$—	$—

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

As of December 31, 2022, the Company had net operating loss carryforwards of $122.0 million available to reduce future taxable income, if any, for federal income tax purposes. As of December 31, 2022, the Company had net operating loss carryforwards of $87.5 million available to reduce future taxable income, if any, for state income tax purposes. If not utilized, the federal carryforwards of $11.6 million and the state carryforwards of $87.5 million will begin to expire in 2037 and 2036, respectively. The federal net operating loss carryforwards of $110.4 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $6.5 million and $4.9 million, respectively, as of December 31, 2022. The Company received orphan drug designation of darovasertib in Q1 2022, and it generated $0.9 million of Orphan Drug Credits, or ODC. The federal credits will expire starting in 2037 if not utilized, and the state research credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2022. The Company has experienced ownership changes in the past and in the current year. None of the tax attribute carryforwards will be permanently limited as a result of the ownership change in 2022. Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, the Company accrued no penalties or interest during the years ended December 31, 2022, December 31, 2021 and December 31, 2020. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months.

The Company had $2.0 million and $1.3 million of unrecognized tax benefits as of December 31, 2022 and December 31, 2021, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands).

Balance as of January 1, 2021	$901
Increase related to prior year tax positions	73
Increase related to current year tax positions	330
Balance as of December 31, 2021	$1,304
Increase related to prior year tax positions	51
Increase related to current year tax positions	607
Balance as of December 31, 2022	$1,962

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California, New Jersey, Oregon and Pennsylvania. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.

The Inflation Reduction Act was signed into law on August 16, 2022, and contained several tax provisions to curb inflation by reducing the deficit, lowering prescription drug prices, investing into domestic energy production while promoting clean energy, and introduced the topic of corporate alternative minimum tax on applicable corporations. There is no impact to the Company’s current tax provision.

In accordance with the 2017 Tax Act, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses. The Company has reflected this in its current tax provision.

8. Common Stock

As of December 31, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of December 31, 2022, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	As of December 31,
	2022	2021
Exercise of outstanding options under the 2015 and 2019 Plans	5,097,263	3,620,666
Issuance of common stock options under the 2019 Plan	664,919	814,837
Issuance of common stock options under the Employee Stock Purchase Plan	906,523	602,935
Total	6,668,705	5,038,438

Shares reserved for common stock options under the 2019 Plan as of December 31, 2021 reflects the removal of 107,989 shares under the 2015 Plan, effective upon approval of the 2019 Plan.

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

Options granted under the 2019 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. The 2019 Plan is subject to an annual increase on the first day of each year beginning in 2020 and ending in 2029, equal to the lesser of 4% of the shares outstanding on the last day of the immediately preceding fiscal year, and such small number of shares as determined by the Company's board of directors. Options granted under the 2019 Plan have a term of 10 years (or five years if granted to a 10% stockholder) and generally vest over a 4-year period with 1-year cliff vesting.

As of December 31, 2022, the number of shares available for issuance under the 2019 Plan was 664,919.

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

The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020, equal to the lesser of 1% of the shares outstanding on the last day of the immediately preceding fiscal year and such number of shares as may be determined by the board of directors, provided, however, no more than 2,500,000 shares may be issued under the ESPP. As of December 31, 2022, the number of shares available for issuance under the ESPP was 906,523. For the years ended December 31, 2022 and December 31, 2021, the Company recorded $0.4 million and $0.3 million, respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$6,050	$3,492	$1,234
General and administrative	5,579	4,745	2,375
Total stock-based compensation expense	$11,629	$8,237	$3,609

Stock Options

Activity under the Company’s 2015 and 2019 Plans is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2022	3,620,666	$12.36	7.92	$41.40
Additional shares authorized	—
Options granted	2,036,637	$13.56
Options exercised	(214,643)	$6.74
Options repurchased	—
Options canceled	(345,397)	$14.53
Balance, December 31, 2022	5,097,263	$12.93	7.84	$29.58
Exercisable as of December 31, 2022	2,268,456	$10.49	6.48	$18.68
Vested and expected to vest as of December 31, 2022	5,097,263	$12.93	7.84	$29.58

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and December 31, 2021 was $10.10 and $16.09 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2022 and December 31, 2021 was $1.8 million and $3.5 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of December 31, 2022, the total unrecognized stock-based compensation expense for stock options was $28.0 million, which is expected to be recognized over a weighted-average period of 2.65 years.

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

The Company had no repurchases of shares of common stock for the years ended December 31, 2022 and 2021. There were no shares subject to repurchase as of December 31, 2022 and 2021.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Year Ended December 31,
	2022	2021	2020
Expected term	6.1 years	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	86.76% - 89.88%	90.0% - 103.6%	84.9% - 98.3%
Risk-free interest rate	1.62% - 4.05%	0.6% - 1.4%	0.3% - 1.5%
Dividend yield	0%	0%	0%

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. The expected volatility in 2022 is based on the Company's historical stock price volatility. In 2021 and 2020, as there was insufficient trading history for the Company’s common stock, the Company based its computation of expected volatility on the historical stock price volatility of its own common stock and that of a representative peer group of public companies with similar characteristics to the Company. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. The historical volatility was calculated based on a period of time commensurate with the expected term assumption for each grant.

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

Restricted Stock

As of December 31, 2022 and December 31, 2021, there were no shares of restricted stock outstanding. Restricted stock shares vest upon the achievement of pre-defined research milestones. The holder of restricted stock has voting and dividend rights with respect to such shares held without regard to vesting. Shares of restricted stock are subject to a right of repurchase at the original purchase price held by the Company. The total fair value of restricted stock vested during the years ended December 31, 2022 and 2021 was zero and $0.1 million, respectively.

10. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, the Company entered into a Collaboration, Option and License Agreement, or the GSK Collaboration Agreement (the “Agreement”), with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited, or GSK, pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting methionine adenosyltransferase 2a, or MAT2A, DNA Polymerase Theta, or Pol Theta or POLQ, and Werner Helicase, or WRN. On July 27, 2020 (the “Effective Date”), the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of December 31, 2022, GSK has made aggregate payments in the amount of $3.0 million for the achievement of certain development and regulatory milestones with respect to a POLQ product.

MAT2A Program

Under the MAT2A program, the Company led research and development through early clinical development stage, and GSK had an exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products arising out of the MAT2A program, or the Option. The Company delivered an Option data package to GSK resulting from its conduct of a dose escalation portion of a MAT2A Phase 1 monotherapy clinical trial pursuant to the GSK Collaboration Agreement, following which the Option was exercisable within a specified time period. In August 2022, the Company received notice from GSK waiving its rights to exercise its Option to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A pursuant to the GSK Collaboration Agreement. As such, the Company retains and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. The Company will be responsible for the costs of further research and clinical development activities that the Company conducts for the MAT2A program. The Option was deemed a material right under the GSK Collaboration Agreement. See Note 11, Revenue Recognition, for more information.

GSK had a right to initiate, or to request that the Company initiate, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial, prior to GSK’s waiver of its rights to exercise its Option. GSK would have been solely responsible for costs of the conduct of the MAT2A Combination Trial, except for supply of the MAT2A product therefor, which would be provided by the Company at its own cost. On January 31, 2022, GSK notified the Company of its decision to not proceed with the MAT2A Combination Trial under the GSK Collaboration Agreement.

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

In June 2022, the Company announced the nomination of a Pol Theta Helicase inhibitor DC and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment, which the company received in October 2022. The Company has the potential to receive up to an additional $7.0 million for advancing the Pol Theta Helicase Inhibitor DC through IND effectiveness.

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

General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, the Company and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN, POLQ, or MAT2A prior to the GSK MAT2A Option Waiver for an agreed upon period of time. Such restriction has ceased to apply with respect to MAT2A following GSK waiver of its right to exercise the Option. The Company and GSK will form a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement. Ownership of intellectual property developed under the GSK Collaboration Agreement is allocated between or shared by the parties depending on development and subject matter.

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

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or the Supply Agreement, as amended in September 2020, April 2021 and August 2021. Pursuant to the Supply Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and crizotinib to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. Under the Supply Agreement, the Company will sponsor a Phase 1/2 clinical trial, and Pfizer will supply the Company with binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Supply Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial.

In March 2022, we and Pfizer entered into the Second Pfizer Agreement pursuant to which we may, subject to FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in MUM in a planned Phase 2/3 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, we are the sponsor of the planned combination trial and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us for up to an agreed-upon number of MUM patients.

Separately, in March 2022, we and Pfizer also entered into the Third Pfizer Agreement pursuant to which we may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we are the sponsor of the planned combination trial and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us.

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales-based milestone payments of up to $29.0 million and mid to high single-digit royalty payments based on net sales of the licensed products. Because the achievement of these milestones had not occurred or was not considered probable as of December 31, 2022, such contingencies have not been recorded in the Company's financial statements.

Amgen Clinical Trial Collaboration and Supply Agreement

In July 2022, the Company entered into the Amgen CTCSA with Amgen to clinically evaluate IDE397, the Company's investigational MAT2A inhibitor, in combination with AMG 193, the Amgen investigational small molecule MTA-cooperative inhibitor of PRMT5, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. The Company and Amgen will jointly share external costs of the study and will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to their respective compounds, including with respect to use as a monotherapy agent or combination agent.

Cancer Research UK and University of Manchester Exclusive Option and License Agreement

In April 2017, we entered into an Evaluation, Option and License agreement, or CRUK/Manchester Agreement, with Cancer Research UK and University of Manchester, which was amended on April 24, 2019 and on March 3, 2020, for the development and commercialization of licensed products comprising pharmaceutical preparations of PARG inhibitors for all therapeutic uses.

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

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 10, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Year Ended December 31,
	2022	2021
MAT2A	$29,756	$7,230
Pol Theta	13,894	12,894
WRN	7,281	7,817
Total collaboration revenue	$50,931	$27,941

Contract balances

As of December 31, 2022 and December 31, 2021, the Company had accounts receivable of $0.2 million and $1.1 million, respectively, and contract liabilities of $13.8 million and $60.2 million, respectively, related to the GSK Collaboration Agreement.

The following table presents the significant changes in the balance of contract liabilities during the year ended December 31, 2022 (in thousands):

Contract liabilities
Balance as of December 31, 2021	$60,232
Reclassification to revenue, as the result of performance obligations satisfied	(50,931)
Cash received for cost reimbursement	4,258
Increase in accounts receivable	194
Balance as of December 31, 2022	$13,753

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
Material right associated with the option to license IDEAYA-owned technology under the MAT2A program (“Option”)
(v)
Material right associated with the option to license to IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities in preparation for the MAT2A Combination Trial (“Preclinical MAT2A License”)
(vi)
Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”)

The Company recognizes revenue related to amounts allocated to the MAT2A R&D services as the underlying services are performed over the period through the delivery of the Option data package, which is generated from its conduct of the dose escalation portion of the MAT2A Phase 1 monotherapy clinical trial. The Company uses its internal research and development capability and also engages third-party clinical research organizations, or CROs, for which the Company acts as a principal. The Company has delivered the Option data package to GSK. Accordingly, the performance obligation related to the MAT2A R&D services has been fulfilled.

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

After the Company and GSK identify a development candidate, a series of IND-enabling studies will be conducted before an Investigational New Drug application is submitted to the FDA. Due to the early stage of development, the Company’s preclinical research services are expected to transform the underlying technology and significantly modify or customize the license. Therefore, the two promises are not distinct from each other and are accounted for as a single performance obligation for each of the Pol Theta and WRN programs, respectively. In June 2022, the Company announced the nomination of Pol Theta Helicase inhibitor development candidate and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor development candidate.

The Company recognized revenue related to amounts allocated to the Pol Theta R&D Services and WRN R&D Services as the underlying services are performed over the period through the completion of the Pol Theta and WRN preclinical research programs, respectively. Within 90 days from the end of each calendar quarter, GSK reimbursed the Pol Theta program costs incurred by the Company. Within 75 days from the end of each calendar quarter, the Company and GSK determined the amounts of WRN program costs incurred by both parties and the net amount owed by GSK to the Company or by the Company to GSK, which was paid within 75 days from such determination by a reimbursing party. The Company used its internal research capability and may also engage third-party clinical research organizations, or CROs, in transferring the Pol Theta R&D services and WRN R&D services, for which the Company acts as a principal. The Company completed Pol Theta R&D services during December 2022. Accordingly, the performance obligation related to the Pol Theta R&D services has been fulfilled.

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

The Company delivered an Option data package to GSK pursuant to the GSK Collaboration Agreement comprising preclinical and clinical data resulting from the Company's conduct of a dose-escalation portion of the MAT2A Phase 1 monotherapy clinical trial, following which, the Option was exercisable by GSK within a specified period of time. In August 2022, the Company received notice from GSK waiving its rights to exercise its Option to obtain an exclusive license to further develop and commercialize IDE397, as well as other IDEAYA compounds, if any, directly targeting MAT2A, or the GSK MAT2A Option Waiver, pursuant to the GSK Collaboration Agreement. As such, the Company retains and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. The Company will be responsible for the costs of further research and clinical development activities that the Company conducts for the MAT2A program following the GSK MAT2A Option Waiver. Accordingly, the Company recognized revenue of $17.4 million related to GSK's waiver of its rights to exercise its Option during the year ended December 31, 2022.

If GSK had elected to conduct the MAT2A Combination Trial, the Company would have an obligation to supply MAT2A product to be used for the MAT2A Combination Trial at its own cost. The Company has concluded that this supply option results in a material right as it involves a discount that GSK would not have otherwise received. The Company would have recognized revenue, as it transferred the control of the MAT2A product to GSK. In January 2022, GSK waived its rights under the GSK Collaboration Agreement to initiate, or request that the Company initiate, prior to GSK’s exercise of the Option, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial. Accordingly, the Company has no further obligation under the GSK Collaboration Agreement to supply MAT2A product for the MAT2A Combination Trial at its own cost. The Company recognized revenue of $2.4 million during the year ended 2022 related to the material right to supply MAT2A compound as the material right no longer exists and the Company has no further obligation related to the MAT2A Combination Trial.

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of December 31, 2022 (in thousands):

Performance Obligations	Allocation of Transaction Price
WRN R&D Services	13,690
Total transaction price allocated to the remaining performance obligations	$13,690

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

(ii) Determination of the timing of satisfaction of performance obligations

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(58,655)	$(49,762)	$(34,495)
Denominator:
Weighted-average shares outstanding	41,444,696	35,262,987	24,783,287
Less: weighted-average shares of restricted stock that are subject to repurchase	—	(10,544)	(61,512)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	41,444,696	35,252,443	24,721,775
Net loss per share attributable to common stockholders, basic and diluted	$(1.42)	$(1.41)	$(1.40)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2022	2021	2020
Options to purchase common stock	5,097,263	3,620,666	2,591,456
Restricted stock	—	—	14,625
Restricted stock acquired upon early exercise of stock options	—	—	14,460
Total	5,097,263	3,620,666	2,620,541

13. 401(k) Retirement Savings Plan

In 2016, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. Under the agreement, employees may elect to contribute up to 90% of their eligible compensation to a 401(k) plan, subject to certain limitations. The Company is responsible for administrative costs of the 401(k) plan. The Company may, at its discretion, make matching or profit-sharing contributions to the 401(k) plan. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company made matching contributions of $0.3 million, $0.2 million and $0.2 million, respectively.

14. Subsequent Events

Subsequent to December 31, 2022, from January 1, 2023 through March 3, 2023, we sold an aggregate of 142,160 shares of our common stock for aggregate net proceeds of $2.5 million at a weighted average sales price of approximately $18.38 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement with Jefferies as sales agent.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California on March 7, 2023.

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

Signature	Title	Date

/s/ Yujiro Hata	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2023
Yujiro Hata

/s/ Paul Stone, J.D.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2023
Paul Stone, J.D.

/s/ Timothy Shannon, M.D.	Chairman of the Board of Directors	March 7, 2023
Timothy Shannon, M.D.

/s/ Garret Hampton, Ph.D.	Director	March 7, 2023
Garret Hampton, Ph.D.

/s/ Susan L. Kelley, M.D.	Director	March 7, 2023
Susan L. Kelley, M.D.

/s/ Catherine Mackey, Ph.D.	Director	March 7, 2023
Catherine Mackey, Ph.D.

/s/ Scott Morrison	Director	March 7, 2023
Scott Morrison

/s/ Terry Rosen, Ph.D.	Director	March 7, 2023
Terry Rosen, Ph.D.

/s/ Jeffrey Stein, Ph.D.	Director	March 7, 2023
Jeffrey Stein, Ph.D.

/s/ Wendy Yarno	Director	March 7, 2023
Wendy Yarno