Form 10-Q
period 2023-03-31
IDEAYA Biosciences, Inc.
filed 2023-05-09
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 57,290,177 shares of common stock, $0.0001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our IDE196 (darovasertib) Phase 1/2 clinical trials and IDE397 Phase 1 clinical trial;
•
our clinical and regulatory development plans, including our ability to initiate a potential registrational trial of darovasertib in MUM patients;
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
•
the timing and amount of any option exercised, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited (“GSK”);
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc., our Clinical Trial and Supply Agreement with Amgen Inc., our License Agreement with Novartis and our

Option and License Agreement with Cancer Research Technologies Ltd. (“CRT”), and University of Manchester;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended March 31, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$67,237	$68,632
Short-term marketable securities	272,233	296,197
Accounts receivable	468	211
Prepaid expenses and other current assets	4,020	5,414
Total current assets	343,958	370,454
Restricted cash	106	106
Long-term marketable securities	11,740	8,317
Property and equipment, net	6,716	6,509
Right-of-use assets	2,112	2,484
Other non-current assets	114	99
Total assets	$364,746	$387,969
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,376	$4,280
Accrued liabilities	17,274	16,999
Contract liability	6,255	8,568
Operating lease liabilities - current	1,915	1,871
Total current liabilities	29,820	31,718
Long-term contract liability	—	5,185
Long-term operating lease liabilities	1,116	1,611
Total liabilities	30,936	38,514
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 48,390,394 and 48,193,179 shares issued and outstanding as of March 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	594,253	587,724
Accumulated other comprehensive loss	(1,405)	(2,871)
Accumulated deficit	(259,043)	(235,403)
Total stockholders’ equity	333,810	349,455
Total liabilities and stockholders’ equity	$364,746	$387,969

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$7,880	$11,359
Total revenue	7,880	11,359
Operating expenses
Research and development	27,859	19,656
General and administrative	6,300	5,923
Total operating expenses	34,159	25,579
Loss from operations	(26,279)	(14,220)
Other income
Interest income and other income, net	2,639	207
Net loss	$(23,640)	$(14,013)
Unrealized losses on marketable securities	1,466	(2,092)
Comprehensive loss	$(22,174)	$(16,105)
Net loss per common share, basic and diluted	$(0.49)	$(0.36)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	48,370,074	38,591,966

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	48,193,179	$5	$587,724	$(2,871)	$(235,403)	$349,455
Issuance of common stock related to at-the-market offering program, net of issuance costs	142,160	—	2,504	—	—	2,504
Issuance of common stock upon exercise of stock options	55,055	—	366	—	—	366
Stock-based compensation	—	—	3,659	—	—	3,659
Other comprehensive income	—	—	—	1,466	—	1,466
Net loss	—	—	—	—	(23,640)	(23,640)
Balances as of March 31, 2023	48,390,394	$5	$594,253	$(1,405)	$(259,043)	$333,810

Balances as of December 31, 2021	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514
Issuance of common stock related to at-the-market offering program, net of issuance costs	2,173	—	(9)	—	—	(9)
Issuance of common stock upon exercise of stock options	104,704	—	662	—	—	662
Stock-based compensation	—	—	2,605	—	—	2,605
Other comprehensive loss	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	(14,013)	(14,013)
Balances as of March 31, 2022	38,639,922	$4	$482,228	$(2,804)	$(190,761)	$288,667

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(23,640)	$(14,013)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	588	464
Net amortization (accretion) of premiums (discounts) on marketable securities	(1,557)	349
Stock-based compensation	3,659	2,605
Amortization of right-of-use assets	372	344
Changes in assets and liabilities
Accounts receivable	(257)	406
Prepaid expenses and other assets	1,373	400
Accounts payable	(12)	863
Accrued and other liabilities	(419)	140
Contract liabilities	(7,498)	(10,796)
Lease liabilities	(451)	(409)
Net cash used in operating activities	(27,842)	(19,647)
Cash flows from investing activities
Purchases of property and equipment, net	(43)	(401)
Purchases of marketable securities	(72,296)	(64,300)
Maturities of marketable securities	95,860	46,940
Sales of marketable securities	—	—
Net cash provided by (used in) investing activities	23,521	(17,761)
Cash flows from financing activities
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	2,560	(9)
Proceeds from exercise of common stock options, net of repurchases	366	662
Net cash provided by financing activities	2,926	653
Net decrease in cash, cash equivalents and restricted cash	(1,395)	(36,755)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	68,738	92,152
Cash, cash equivalents and restricted cash, at end of period	$67,343	$55,397

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$67,237	$55,291
Restricted cash	$106	$106
Cash, cash equivalents and restricted cash	$67,343	$55,397

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$16
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$746	$550
Unpaid offering costs	$56	$—

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Organization

Description of the Business

IDEAYA Biosciences, Inc. (the “Company”) is a precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. The Company is headquartered in South San Francisco, California and was incorporated in the State of Delaware in June 2015. To date, the Company has been primarily engaged in business planning, research, development, recruiting and raising capital.

At-the-Market Offering

In January 2021, the Company entered into a new Open Market Sale Agreement (the “January 2021 Sales Agreement”) with Jefferies LLC (“Jefferies”), with respect to an at-the-market offering program under which it may offer and sell, from time to time at our sole discretion, shares of its common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $90.0 million. Pursuant to the January 2021 Sales Agreement, Jefferies, as sales agent, receives a commission of 3.0% of the aggregate gross proceeds that the Company receives from each sale of its shares of common stock sold under the January 2021 Sales Agreement.

During the three months ended March 31, 2023, the Company sold an aggregate of 142,160 shares of its common stock for aggregate net proceeds of $2.5 million at a weighted average sales price of approximately $18.38 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement. As of March 31, 2023, approximately $61.8 million of common stock remained available to be sold under the at-the-market offering pursuant to the January 2021 Sales Agreement.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $259.0 million as of March 31, 2023. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $351.2 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Summary of Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the financial statements and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2023.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The FASB subsequently issued supplemental guidance to ASC 326 within ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2019-10 extended the effectiveness of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. ASU 2019-10 requires entities to make a one-time determination of whether an entity is eligible to be a smaller reporting company as of November 15, 2019 for the purpose of determining the effective date of ASU 2016-13. The Company determined that it was eligible to be a smaller reporting company as of November 15, 2019. The Company adopted this ASU on January 1, 2023, and evaluated the impact of the adoption of the ASU. It did not result in a material impact on the Company's financial statements and related disclosures.

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

As of March 31, 2023, financial assets measured and recognized at fair value are as follows (in thousands):

		March 31, 2023
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$159,722	$51	$(1,085)	$158,688
Corporate bonds	Level 2	71,230	11	(381)	70,860
Commercial paper	Level 2	54,425	—	—	54,425
Marketable securities		285,377	62	(1,466)	283,973
Money market funds(1)	Level 1	66,749	—	—	66,749
Total fair value of assets		$352,126	$62	$(1,466)	$350,722

(1)
Included in cash and cash equivalents on the condensed balance sheets.

As of December 31, 2022, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$146,030	$—	$(2,291)	$143,739
Corporate bonds	Level 2	86,546	—	(580)	85,966
Commercial paper(1)	Level 2	78,797	—	—	78,797
Marketable securities		311,373	—	(2,871)	308,502
Money market funds(2)	Level 1	64,153	—	—	64,153
Total fair value of assets		$375,526	$—	$(2,871)	$372,655

(1)
$4.0 million was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
(2)
Included in cash and cash equivalents on the condensed balance sheets

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of March 31, 2023 and December 31, 2022, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of March 31, 2023 and December 31, 2022.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(In Years)	2023	2022
Laboratory equipment	5	$10,484	$9,743
Computer equipment	3	261	261
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	3,321	3,321
Furniture and fixtures	5	506	506
Total property and equipment		14,803	14,062
Less: Accumulated depreciation and amortization		(8,087)	(7,553)
Property and equipment, net		$6,716	$6,509

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development expenses	$12,550	$11,146
Accrued salaries and benefits	3,395	5,248
Legal and professional fees	635	513
Other	694	92
Accrued liabilities	$17,274	$16,999

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of March 31, 2023.

6. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company did not record a federal or state income tax provision due to its overall net losses on a tax basis. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize certain research and experimental expenditures and amortize them over five or fifteen years pursuant to the Internal Revenue Code Section 174. Previously, such costs may be deducted in the period they are incurred. As of March 31, 2023, the Company has performed a high-level assessment of the potential tax impact related to this change in tax law and does not expect to have any material tax impact for the year ending December 31, 2023.

7. Common Stock

As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, no dividends have been declared to date.

The Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2023	2022
Outstanding options under the 2015 and 2019 Plans	6,874,959	5,097,263
Shares available for grant under the 2019 Plan	839,595	664,919
Shares available for grant under the 2023 Inducement Plan	920,300	—
Shares available under the Employee Stock Purchase Plan	1,388,454	906,523
Total	10,023,308	6,668,705

8. Stock-Based Compensation

2023 Inducement Plan

On February 24, 2023, the Company adopted the IDEAYA Biosciences, Inc. 2023 Employment Inducement Award Plan (the “2023 Inducement Plan”), pursuant to which the Company reserved 1,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the

Company’s board of directors without stockholder approval in accordance with such rule. Options granted under the 2023 Inducement Plan have a term of 10 years and generally vest over a 4-year period with 1-year cliff vesting.

As of March 31, 2023, the number of shares available for issuance under the 2023 Inducement Plan was 920,300.

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

As of March 31, 2023, the number of shares available for issuance under the 2019 Plan was 839,595.

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

The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020, equal to the lesser of 1% of the shares outstanding on the last day of the immediately preceding fiscal year and such number of shares as may be determined by the Company's board of directors, provided, however, that no more than 2,500,000 shares may be issued under the ESPP.

As of March 31, 2023, a total of 1,388,454 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $0.1 million, respectively, of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,087	$1,298
General and administrative	1,572	1,307
Total stock-based compensation expense	$3,659	$2,605

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2023	5,097,263	$12.93	7.84	$29.58
Options granted	1,944,321	$16.86
Options exercised	(55,055)	$6.66
Options canceled	(111,570)	$17.09
Balance, March 31, 2023	6,874,959	$14.03	8.29	$14.08
Exercisable as of March 31, 2023	2,668,842	$11.00	6.78	$11.77
Vested and expected to vest as of March 31, 2023	6,874,959	$14.03	8.29	$14.08

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $12.57 and $9.55 per share, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.9 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of March 31, 2023 and December 31, 2022, total unrecognized stock-based compensation expense for stock options was $47.9 million and $28.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.99 years and 2.65 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended March 31,
	2023	2022
Expected term	6.08 years	5.5 - 6.1 years
Expected volatility	85.4% - 85.9%	88.2% - 103.6%
Risk-free interest rate	3.6% - 4.1%	0.6% - 2.4%
Dividend yield	0%	0%

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and industry peers, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. The expected volatility is based on the Company's historical stock price volatility. The historical stock price volatility is calculated based on a period of time commensurate with the expected term assumption for each grant.

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

9. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, the Company entered into a Collaboration, Option and License Agreement (the “GSK Collaboration Agreement”), with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited (“GSK”), pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting methionine adenosyltransferase 2a, or MAT2A, DNA Polymerase Theta, or Pol Theta or POLQ, and Werner Helicase, or WRN. On July 27, 2020 (the “Effective Date”), the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of March 31, 2023, GSK has made aggregate payments to the Company in the amount of $3.0 million for the achievement of certain development and regulatory milestones with respect to a POLQ product.

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

In June 2022, the Company announced the nomination of a Pol Theta Helicase inhibitor development candidate (“DC”) and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment, which the Company received in October 2022. The Company has the potential to receive up to an additional $7.0 million for advancing the Pol Theta Helicase Inhibitor DC through IND effectiveness.

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

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales-based milestone payments of up to $29.0 million and mid to high single-digit royalty payments based on net sales of the licensed products. Because the achievement of these milestones had not occurred or was not considered probable as of March 31, 2023, such contingencies have not been recorded in the Company's condensed consolidated financial statements.

Amgen Clinical Trial Collaboration and Supply Agreement

In July 2022, the Company entered into a clinical collaboration and supply agreement with Amgen , Inc. (“Amgen”) to clinically evaluate IDE397, the Company's investigational MAT2A inhibitor, in combination with AMG 193, the Amgen investigational small molecule MTA-cooperative inhibitor of PRMT5, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial (the “Amgen CTCSA"). Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. The Company and Amgen will jointly share external costs of the study and will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to their respective compounds, including with respect to use as a monotherapy agent or combination agent.

Cancer Research Technology Ltd. and University of Manchester Exclusive Option and License Agreement

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

In April 2023, and subsequent to our quarter ended March 31, 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to Cancer Research UK based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the Phase 1/2 clinical trial in oncologic diseases.

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Three Months Ended March 31,
	2023	2022
MAT2A	$170	$7,859
Pol Theta	138	2,120
WRN	7,572	1,380
Total collaboration revenue	$7,880	$11,359

Contract balances

The following table presents the significant changes in the balance of contract liabilities during the three months ended March 31, 2023 (in thousands):

Contract liabilities
Balance as of December 31, 2022	$13,753
Reclassification to revenue, as the result of performance obligations satisfied	(7,880)
Increase in accounts receivable	382
Balance as of March 31, 2023	$6,255

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

After the Company and GSK identify a development candidate, a series of IND-enabling studies will be conducted before an Investigational New Drug application is submitted to the FDA. Due to the early stage of development, the Company’s preclinical research services are expected to transform the underlying technology and significantly modify or customize the license. Therefore, the two promises are not distinct from each other and are accounted for as a single performance obligation for each of the Pol Theta and WRN programs, respectively. In June 2022, the Company announced the nomination of Pol Theta Helicase Inhibitor DC and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC.

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

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of March 31, 2023 (in thousands):

Performance Obligations	Allocation of Transaction Price
WRN R&D Services	6,255
Total transaction price allocated to the remaining performance obligations	$6,255

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

11. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(23,640)	$(14,013)
Denominator:
Weighted-average shares outstanding	48,370,074	38,591,966
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted	48,370,074	38,591,966
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.36)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2023	2022
Options to purchase common stock	6,874,959	4,809,581
Total	6,874,959	4,809,581

12. Subsequent Events

2023 Public Offering and Sale of IDEAYA Common Stock

On April 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of our common stock at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in estimated net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and estimated other offering expenses.

First-Patient-In milestone achievement in CRT and University of Manchester Exclusive Option and License Agreement

In April 2023, and subsequent to our quarter ended March 31, 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the Phase 1/2 clinical trial in oncologic diseases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.”

Overview

We are a precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our clinical pipeline includes three potential first-in-class clinical-stage product candidates, for which we own or control all commercial rights. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

Our most advanced clinical program is evaluating darovasertib, or IDE196, a small molecule PKC, inhibitor, in combination with crizotinib, an investigational cMET inhibitor in patients having metastatic uveal melanoma, or MUM. We reported positive interim clinical data in April 2023 from our Phase 2 clinical trial evaluating the darovasertib and crizotinib combination in MUM. We are planning to initiate a potential registration-enabling Phase 2/3 clinical trial in the second quarter of 2023 for the darovasertib and crizotinib combination in HLA-A2(-) MUM patients. We are also planning to enroll additional HLA-A2(+) patients in our ongoing Phase 2 clinical trial as an independent clinical strategy to address HLA-A2(+) MUM patients, reflecting darovasertib activity irrespective of HLA serotype and demonstrating our commitment to fully address the high unmet medical need in MUM.

We are separately evaluating darovasertib as a single-agent in a Phase 2 clinical trial as neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM. We reported proof-of-concept, or PoC, evidence in April 2023 for darovasertib as neoadjuvant therapy in primary UM.

We are targeting darovasertib clinical program updates in the second half of 2023.

IDE397, our small molecule methionine adenosyltransferase 2a, or MAT2A, inhibitor, is being evaluated in a Phase 1/2 clinical trial, including in selected Phase 2 monotherapy expansion cohorts and in Phase 1 dose escalation cohorts in patients having tumors with methylthioadenosine phosphorylase, or MTAP, gene deletion. In collaboration with Amgen, we disclosed compelling preclinical efficacy data at AACR 2023 which supports our plans to evaluate IDE397 in an Amgen-sponsored Phase 1/2 clinical trial in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion.

IDE161, our small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor, is being evaluated in the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in patients having tumors with homologous recombination deficiency, or HRD. We have enrolled the first cohort in the Phase 1 dose escalation. Our planned strategic focus for expansion cohorts include ER+, Her2- HRD breast cancer patients, HRD ovarian cancer patients and other solid tumors with HRD.

Our Pol Theta Helicase DC is a small molecule inhibitor of the helicase domain of Pol Theta which was discovered and evaluated in preclinical studies in collaboration with GSK. GSK plans to submit an IND in the second quarter of 2023 to evaluate our Pol Theta Helicase Inhibitor DC under a GSK-sponsored clinical trial in combination with niraparib, the GSK small molecule inhibitor of poly-(ADP-ribose) polymerase, or PARP, for patients having tumors with HRD.

We are advancing our preclinical program targeting Werner Helicase, the helicase domain of the Werner, or WRN, protein, in collaboration with GSK for patients having tumors with high MSI. We are, in collaboration with GSK, targeting to select a development candidate in 2023.

We also have several wholly owned preclinical-stage programs on undisclosed targets to enable the next wave of precision medicine therapeutics in our pipeline. These preclinical programs are focused on potential first-in-class and/or best-in-class opportunities.

We have established a robust precision medicine research platform with capabilities for identification and validation of new targets and biomarkers, drug discovery and translational biology, with a deep research and development expertise in synthetic lethality – an emerging area of precision medicine oncology. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations most likely to benefit. Our small molecule drug discovery expertise includes discovery and development of small molecule inhibitors and protein degrader modalities. The drug discovery platform includes our proprietary chemical library, INQUIRE™, structure-based drug design enabled by extensive structural biology / crystallography capabilities, and our proprietary content-based machine-learning engine, HARMONY™, providing effective and efficient molecular design and structure-activity-relationship, or SAR, cycles. We have deep research and development expertise in synthetic lethality – which represents an emerging class of precision medicine targets. We are applying these capabilities to develop a robust pipeline in precision medicine oncology.

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

We are pursuing a clinical strategy for darovasertib to broadly address uveal melanoma, alternatively referred to as ocular melanoma, as both primary and metastatic disease. Greater than 90% of uveal melanoma patients have tumors harboring GNAQ or GNA11 mutations. There are no U.S. Food and Drug Administration, or FDA, approved systemic therapies for primary uveal melanoma, or UM, as either neoadjuvant or adjuvant therapies. There are likewise no FDA approved therapies for patients having metastatic uveal melanoma, or MUM, with HLA-A*02:01 negative, or HLA-A(-), serotype. These primary UM patients and HLA-A(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients.

We are evaluating darovasertib in our ongoing Phase 2 clinical trial, designated as IDE196-001, as a combination therapy with crizotinib in MUM. We are the sponsor of this Phase 2 clinical trial, in collaboration with Pfizer pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement. In April 2023, we reported updated clinical data from our ongoing Phase 2 clinical trial, designated as IDE196-001, evaluating darovasertib as a combination therapy with crizotinib in MUM. We are planning to initiate a potential registration-enabling Phase 2/3 clinical trial in the second quarter of 2023 to evaluate darovasertib and crizotinib as a combination therapy in MUM. For the protocol of the Phase 2/3 clinical trial design, which incorporates guidance and feedback following our Type C meeting with the U.S. FDA in March 2023, we will be the sponsor of this registrational Phase 2/3 clinical trial and plan to collaborate with Pfizer for supply of crizotinib. We are also planning to enroll additional HLA-A2(+) patients in our ongoing Phase 2 clinical trial as an independent clinical strategy to address HLA-A2(+) MUM patients.

We are also clinically evaluating darovasertib as a single agent neoadjuvant and adjuvant therapy in primary UM in a separate Phase 2 clinical trial designated as IDE196-009. In April 2023, we reported additional clinical data as further evidence of clinical activity for darovasertib as neoadjuvant therapy in primary UM.

We are separately supporting evaluation of darovasertib as neoadjuvant and adjuvant therapy, or (neo)adjuvant therapy, in primary UM in an ongoing investigator-sponsored clinical trial, or IST. This IST is captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma” (NADOM) and is led by St. Vincent’s Hospital in Sydney with participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.

The potentially addressable patient population for metastatic uveal melanoma is estimated to include an annual incidence of approximately 4,500 patients across U.S. and Europe, with an estimated total prevalence of approximately 100,000 patients in the U.S. and Europe. (Neo)Adjuvant UM represents a significant expansion opportunity for darovasertib – with a potential annual incidence of approximately 8,700 patients aggregate in U.S. and Europe and with an estimated total prevalence of approximately 14,000 patients in the U.S. and Europe. We own or control all commercial rights in our darovasertib program in uveal melanoma, including in MUM and in primary UM, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

Darovasertib / Crizotinib Combination Therapy in Metastatic Uveal Melanoma (MUM)

We are continuing to evaluate darovasertib in our ongoing Phase 2 clinical trial, designated as IDE196-001, as a combination therapy with crizotinib in MUM.

In April 2023, we reported updated clinical data, including a safety and clinical efficacy profile, from the Phase 2 expansion cohort evaluating darovasertib and crizotinib combination in MUM. The reported Phase 2 clinical data are based on twenty (20) evaluable first-line and sixty-three (63) evaluable any-line patients enrolled as of September 22, 2022 in the darovasertib and crizotinib combination study at the expansion dose of 300 mg twice-a-day darovasertib and 200 mg twice-a-day crizotinib. Reported data are preliminary and based on investigator review from an unlocked database as of the data analyses cutoff date of March 8, 2023.

The evaluable patients had a significant disease burden and were heavily pre-treated. Key parameters for characterizing disease burden include baseline lactate dehydrogenase, or LDH, size of the largest metastatic lesion and degree of multi-site metastases. These evaluable patients had baseline LDH which was greater than the upper limit of normal in 60% of any-line and 50% of first-line patients. The largest metastatic lesion was greater than 3.0 cm in in 65% of any-line and 60% of first-line patients, and greater than 8.0 cm in 10% of any-line and 15% of first-line patients. The patient metastases included both hepatic and extrahepatic loci in 64% of any-line and 50% of first-line patients. Among any-line patients, 68% had received one or more prior lines of therapy and 43% had received two or more prior lines of therapy.

In the twenty (20) evaluable first-line MUM patients in the expansion cohort, the investigator-reviewed data by RECIST 1.1 included: (i) 45% Overall Response Rate (ORR) in First-Line MUM: 9 of 20 evaluable patients had a confirmed partial response (PR); (ii) 90% Disease Control Rate (DCR) in First-Line MUM: 18 of 20 evaluable patients showed disease control, including 9 confirmed PRs, 1 unconfirmed PR and 8 stable disease; and (iii) ~7 months median Progression Free Survival (PFS) in First-Line MUM.

In the sixty-three (63) evaluable any-line MUM patients at the expansion dose, the investigator-reviewed data by RECIST 1.1 included: (i) 30% Overall Response Rate (ORR) in Any-Line MUM: 19 of 63 evaluable patients had a confirmed partial response (PR); (ii) 87% Disease Control Rate (DCR) in Any-Line MUM: 55 of 63 evaluable patients showed disease control, including 19 confirmed PRs, 4 unconfirmed PRs and 32 stable disease; and (iii) ~7 months median Progression Free Survival (PFS) in Any-Line MUM. Notably, the observed median PFS was enhanced from the median PFS of ~5 months as previously reported in September 2022 based on thirty-five (35) evaluable Any-Line MUM patients.

There was a subset of twenty (20) evaluable hepatic-only MUM patients – including first-line and pre-treated patients with only hepatic metastases, for whom the investigator-reviewed data by RECIST 1.1 included: (i) 35% Overall Response Rate (ORR) in Hepatic-Only MUM: 7 of 20 evaluable patients had a confirmed partial response (PR); (ii) 100% Disease Control Rate (DCR) in Hepatic-Only MUM: 20 of 20 evaluable patients showed disease control, including 7 confirmed PRs, 1 unconfirmed PR and 12 stable disease; and (iii) ~11 months median Progression Free Survival (PFS) in Hepatic-Only MUM.

The darovasertib and crizotinib combination therapy continues to observe a manageable adverse event profile in MUM patients (n=68) at the combination expansion doses, with a low rate of drug-related serious adverse events (SAEs). Patients reported predominantly Grade 1 or 2 drug-related adverse events (AE’s): 31% of patients reported at least one Grade 3 AE; no patients observed a Grade 4 AE; and one patient observed a Grade 5 AE. The reported Grade 5 SAE was, we believe, not likely related to study therapies and most likely due to disease progression. The treating investigator assessed the Grade 5 SAE as being of unknown cause, most likely related to disease progression, and possibly related to the study therapies. Principal investigators on the study reviewed the Grade 5 SAE and concluded that the event was most likely due to disease progression. As the sponsor of the clinical trial, we likewise concluded the Grade 5 SAE was most likely due to disease progression and not likely related to study therapies. Four (6%) patients discontinued treatment with either darovasertib or crizotinib due to a drug-related adverse event.

We believe that these data demonstrate robust clinical efficacy of the darovasertib and crizotinib combination in first-line and any-line MUM patients, with a manageable safety profile, and that collectively, these data support initiation of a potential registration-enabling Phase 2/3 clinical trial to evaluate darovasertib and crizotinib as a combination therapy in MUM.

Darovasertib – Orphan Drug Designation in UM and Fast Track Designation in MUM

In April 2022, the FDA designated darovasertib as an Orphan Drug in UM, including primary and metastatic disease under 21 C.F.R Part 316. Under an Orphan Drug designation, darovasertib may be entitled to certain tax credits for qualifying clinical trial expenses, exemption from certain user fees and, subject to FDA approval of a new drug application, or NDA, for darovasertib in UM, seven years of statutory marketing exclusivity. As an FDA-designated Orphan Drug, darovasertib may also be excluded from certain mandatory price negotiation provisions of the 2022 Inflation Reduction Act.

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

Darovasertib – Potential Registration-Enabling Clinical Trial in First-Line HLA-A(-)MUM

We are planning to initiate a potential registration-enabling Phase 2/3 clinical trial to evaluate darovasertib and crizotinib as a combination therapy in MUM.

The protocol of the Phase 2/3 clinical trial design incorporates guidance and feedback following our Type C meeting with the FDA in March 2023. This protocol includes an integrated Phase 2/3 open-label study-in-study design in first-line, or 1L, MUM patients with an HLA-A(-)serotype. The clinical trial design employs a Phase 2 portion with median PFS as a primary endpoint for potential accelerated approval. Patients enrolled in Phase 2 will continue on treatment within the same study and will be considered, together with additional enrolled patients, to evaluate overall survival, or OS, as primary endpoint of the Phase 3 portion of the clinical trial to support a potential confirmational approval.

In the Phase 2 portion of the clinical trial, approximately 230 patients will be randomized on a 2:1 basis for treatment with the darovasertib and crizotinib combination in the treatment arm or investigators choice in the control arm, selected from a combination of ipilimumab (ipi) and nivolumab (nivo), PD1-targeted monotherapy ordacarbazine. The treatment arm of the Phase 2 portion of the clinical trial includes a nested study to confirm the move forward combination dose for the integrated Phase 2/3 clinical trial – including cohorts at the Phase 2 expansion doses of (i) darovasertib 300 mg BID + crizotinib 200 mg BID and (ii) darovasertib 200 mg BID + crizotinib 200 mg BID. Under the nested study design, patients enrolled in the cohort at the move forward dose will be included within the Phase 2/3 registrational clinical trial. The Phase 2 portion of the clinical trial contemplates an efficacy and safety data set of approximately 200 patients randomized 2:1 with the treatment arm at the move forward dose to support a potential accelerated approval based on median PFS by blinded independent central review, or BICR, as a primary endpoint. Accelerated approval is intended to allow for earlier approval of drugs that treat serious conditions and fill an unmet medical need based on a demonstration of effectiveness on a surrogate endpoint.

Patients enrolled in Phase 2 at the selected dose would continue on treatment and be included in the Phase 3 study analysis, supplemented by enrollment of approximately 120 additional patients into the Phase 3 portion of the clinical trial, with 2:1 randomization on the same basis as the Phase 2 portion. Efficacy data from the Phase 3 could support potential approval using median OS by BICR as a primary endpoint.

Darovasertib – Strategy for HLA-A2*02:01 Positive MUM

Based on preliminary analyses of darovasertib clinical data from the monotherapy and combination arms of our clinical trial, and based on the darovasertib mechanism of action, we anticipate darovasertib clinical activity independent of Human Leukocyte Antigen, or HLA, status in GNAQ/11-mutation cancers.

Accordingly, we are planning a clinical strategy to separately address MUM patients with an HLA-A*02:01 positive, or HLA-A2(+), serotype. In one approach, we are planning to enroll additional HLA-A2(+) patients in our ongoing Phase 2 clinical trial in MUM patients. In this example, such separate clinical trial data from the darovasertib / crizotinib combination treatment arm in HLA-A2(+) MUM could support publication and potential inclusion in NCCN Clinical Practice Guidelines in Oncology.

Darovasertib - Neoadjuvant and Adjuvant Therapy in Uveal Melanoma (UM)

We are clinically evaluating the potential for darovasertib as neoadjuvant and/or adjuvant therapy, also referred to as (neo)adjuvant therapy, in primary, non-metastatic UM patients. The preliminary clinical data in the neoadjuvant setting shows evidence of anti-tumor activity that we believe supports further clinical evaluation of darovasertib to determine its potential as a neoadjuvant therapy to either save the eye by avoiding enucleation, or to reduce the tumor thickness in the eye, enabling treatment with less radiation to preserve vision, and as an adjuvant therapy, to potentially extend relapse free survival.

We have initiated and targeting first-patient dosing in the second quarter of 2023 for a company-sponsored Phase 2 clinical trial designated as IDE196-009 to evaluate darovasertib as neoadjuvant treatment of primary UM prior to primary interventional treatment of enucleation or radiation therapy, and also as adjuvant therapy following the primary treatment.

The clinical protocol includes neoadjuvant treatment with darovasertib to maximum benefit up to 6 months, primary treatment, then up to 6 months of follow-up adjuvant therapy.

In the neoadjuvant setting, one cohort of UM patients with large tumors will be treated with darovasertib until maximum benefit or six months, at which time they will undergo a primary interventional treatment. The neoadjuvant endpoint for this large-sized tumor cohort is eye preservation. For example, a patient who would otherwise have undergone enucleation would instead be eligible for radiation treatment. Another neoadjuvant cohort of UM patients with small or medium tumors will be treated with darovasertib until maximum benefit or six months, at which time they will undergo radiation therapy. Neoadjuvant endpoints for this small- or medium-sized tumor cohort include (i) reducing the radiation dose that the patient receives, relative to the radiation dose they would have otherwise received without the neoadjuvant treatment, and (ii) functional vison preservation.

In the adjuvant setting, each of the two neoadjuvant cohorts will be treated with darovasterib for up to six months as follow-up adjuvant therapy after the primary interventional treatment. The adjuvant endpoints for this portion of the clinical trial include relapse free survival and useful vision.

We are additionally supporting evaluation of darovasertib as (neo)adjuvant therapy in primary UM in an ongoing IST captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma” (NADOM) and led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.

In April 2023, we reported additional clinical data demonstrating clinical activity for darovasertib as neoadjuvant therapy in primary UM, including tumor shrinkage in ocular tumor lesions. Data was reported from an ongoing IST evaluating darovasertib in (neo)adjuvant primary uveal melanoma, from a compassionate use protocol in neoadjuvant UM and from patients having an ocular tumor lesion during their course of treatment in the Phase 1 and Phase 1/2 clinical trial evaluating darovasertib as monotherapy or in combination with crizotinib in MUM.

Collectively, we observed tumor shrinkage by investigator review of primary ocular lesions in 9 of 9 (100%) UM or MUM patients treated as monotherapy or in combination with crizotinib, including in six of six patients having primary UM treated with darovasertib as monotherapy (n=5) or in combination with crizotinib (n=1) as neoadjuvant therapy. Ocular tumor shrinkage was measured by various methods, including MRI, ultrasound, CT-scan or PET scan, with best tumor response measurement based on maximal percent reduction in measured apical height or longest basal diameter (LBD). One neoadjuvant UM patient observed 31% ocular tumor shrinkage, reflecting a partial response at 1 month of treatment with darovasertib. Another neoadjuvant UM patient observed ~80% ocular tumor shrinkage after 4 month of treatment with the darovasertib and crizotinib combination under a compassionate use protocol. These data further substantiate clinical proof of concept for the use of darovasertib in the neoadjuvant uveal melanoma setting.

In the compassionate use case, a primary UM patient who was already blind in one eye from vascular disease developed a large uveal melanoma lesion in his other eye which also had an associated cataract. The patient sought neoadjuvant treatment under a compassionate use protocol with a goal to avoid enucleation and potentially preserve vision in the affected eye. The patient, who remains on therapy as of April 20, 2023, was treated with the darovasertib and crizotinib combination. The preliminary clinical data showed prompt responsiveness to treatment, including an observed ~80% ocular tumor shrinkage after 4 months of treatment, with progressive tumor shrinkage over each prior month of treatment – namely ~30% after one month, ~50% after two months and ~70% after 3 months, in each case as determined by investigator measurement of apical height. After 1 month the ocular lesion size was sufficiently reduced to approach the threshold for radiation therapy (e.g. plaque brachytherapy). The patient has thus avoided enucleation of the eye having the uveal melanoma. We believe this reflects a first reported case of systemic neoadjuvant therapy resulting in eye preservation by avoiding enucleation. Additionally the patient has restored normal vision of the eye following the course of neoadjuvant treatment and treatment of the associated cataract, with a reported post-treatment vision score of 6/5 (measurement in meters: 6/6 m = 20/20 ft), reflecting a >20 fold improvement in vision.

We believe that these clinical observations provide a basis for further clinical investigation to evaluate whether darovasertib can improve current primary treatment paradigms, which typically include radiotherapies or enucleation of the eye as primary interventional treatments. Our regulatory strategy includes evaluation of potential clinical endpoints such as vision and organ preservation which would be temporally proximal to the primary interventional treatments, potentially enabling a discussion with regulatory authorities on an accelerated approval pathway.

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

We are enrolling patients into a Phase 2 clinical trial designated as IDE397-001 to evaluate IDE397 for patients having certain tumors with MTAP gene deletion.

We are enrolling into monotherapy Phase 2 expansion cohorts with an initial focus on non-small cell lung cancer, or NSCLC, esophagogastric cancer, and bladder cancer. In parallel, we are continuing to enroll additional patients into the dose escalation portion of the Phase 1 clinical trial.

In collaboration with Amgen, we are planning to evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to our Clinical Trial Collaboration and Supply Agreement, or the Amgen CTCSA with Amgen. The combination of IDE397 with AMG 193 is a novel and potential first-in-class synthetic lethality combination which targets two distinct and mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5, providing a complementary approach for targeting MTAP-null tumors.

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

In April 2023, we presented preclinical efficacy data at the 2023 Annual Meeting of the American Association for Cancer Research, or AACR 2023, for the IDE397 and AMG 193 combination in a NSCLC MTAP-null CDX model. As reflected in these published xenograft data, we observed complete responses following approximately 30 days of combination treatment, starting at study-day 7 through study-day 39, at doses below the maximally efficacious preclinical dose for each of IDE397, such as 1/10th of maximally efficacious dose, and AMG 193. The complete responses were durable from approximately study-day 40 to study-day 100. The IDE397 and AMG 193 combination was well tolerated, with no observed body weight loss through the approximate 30 days of combination treatment.

We also presented preclinical efficacy data showing deep and durable anti-tumor efficacy and PD responses for IDE397 in combination with representative MTA-cooperative PRMT5 inhibitors in NSCLC MTAP-null CDX models, and for one representative compound, also in a pancreatic MTAP-null CDX model.

In addition, we presented further supporting preclinical data at AACR 2023, including the results of gene expression analysis of hallmark pathways, alternative splicing analysis and retained intron analysis. These data collectively demonstrate that combined pharmacological inhibition of MAT2A and PRMT5 deepens the biological response through maximal pathway suppression. The enhanced combination effect was observed selectively in MTAP-null relative to MTAP wild-type models.

We believe that the preclinical efficacy data, considered together with the biological mechanistic response data, as presented at AACR 2023 supports our plans to clinically evaluate IDE397 in combination with AMG 193.

We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

IDE161 - PARG Inhibitor in Tumors with Homologous Recombination Deficiency

IDE161 is a clinical-stage small molecule inhibitor of PARG being evaluated in a Phase 1/2 clinical trial designated as IDE161-001 for patients having tumors with HRD and potentially other genetic and/or molecular signatures.

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

We have initiated and enrolled the first cohort of patients into the dose escalation portion of a Phase 1/2 clinical trial evaluating IDE161 for the treatment of patients having solid tumors with HRD, such as BRCA1/2-mutant breast and ovarian cancer patients. For the Phase 1 dose escalation portion of this clinical trial, the protocol includes an initial starting dose of IDE161 of approximately one-half of the projected human efficacious dose, based on preclinical studies. We are accruing patients on a waitlist for subsequent cohorts of the dose escalation study.

The Phase 1/2 clinical trial is evaluating IDE161 as monotherapy with a clinical focus in an expansion cohort of breast cancer patients having tumors with HRD which are ER+ and Her2-. This patient population of ER+ and Her2- breast cancer with HRD represents approximately 10% to 14% of breast cancer patients. The Phase 1/2 clinical trial will also include an expansion cohort of ovarian cancer patients having tumors with HRD, and a basket expansion cohort of other solid tumors with HRD.

We entered into an exclusive license under the Evaluation, Option and License Agreement, by and among the Company, Cancer Research Technologies Ltd., also known as Cancer Research United Kingdom, or CRT, and the University of Manchester, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

In April 2023, and subsequent to our reported financial statements for the quarter ended March 31, 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the IDE161-001 Phase 1/2 clinical trial in oncologic diseases.

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDE161, with CRT and University of Manchester.

Pol Theta Helicase DC – Pol Theta Helicase Inhibitor in Tumors with Homologous Recombination Deficiency

We discovered and evaluated our Pol Theta Helicase Inhibitor DC in preclinical studies, in collaboration with GSK. The IDEAYA/GSK Pol Theta Helicase Inhibitor DC is targeting Pol Theta for patients having solid tumors with BRCA or other mutations associated with HRD.

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

GSK plans to submit an IND to the FDA to evaluate the Pol Theta Helicase Inhibitor DC in combination with niraparib, the GSK poly (ADP-ribose) polymerase, or PARP, inhibitor, in for patients having tumors with HRD.

GSK is leading clinical development of the Pol Theta Helicase Inhibitor DC pursuant to the GSK Collaboration Agreement. We have the potential to receive an aggregate of up to $20 million in milestone payments from GSK for certain milestones, which may occur as the Pol Theta Helicase Inhibitor DC advances from preclinical development into early Phase 1 clinical trials, including up to $10 million aggregate for advancement of this DC through IND effectiveness. In August 2022, the first preclinical development milestone was achieved in connection with ongoing IND-enabling studies to support evaluation of the Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment from GSK. We have the potential to receive an additional $7.0 million from GSK as the Pol Theta Helicase Inhibitor DC advances through IND effectiveness.

WRN Inhibitors in Tumors with High Microsatellite Instability

We are continuing to advance our preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase for patients having tumors with high MSI.

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

We have demonstrated in vivo efficacy with tumor regression and PD response in a relevant MSI high model. We have observed selectivity of our Werner Helicase inhibitor and validation of the synthetic lethal relationship to tumors with high MSI over tumors with microsatellite stable, or MSS, based on a lack of in vivopharmacological response in relevant MSS xenograft models.

We are, in collaboration with GSK, planning for nomination of a Werner Helicase inhibitor development candidate.

We plan to continue further preclinical development in collaboration with GSK pursuant to the GSK Collaboration Agreement. We have the potential to receive up to $20 million in aggregate milestone payments from GSK for certain milestones which may occur as a Werner Helicase inhibitor advances from preclinical into early Phase 1 clinical trials. These milestones include up to $10 million aggregate for a development candidate through IND effectiveness - $3 million in connection with IND-enabling studies and $7 million upon IND effectiveness.

Next-Generation Precision Medicine Pipeline Programs

We have initiated early preclinical research programs focused on pharmacological inhibition of several new targets, or NTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures. We believe these research programs have the potential for discovery and development of first-in-class or best-in-class therapeutics. We own or control all commercial rights in our next-generation NT programs.

New Target and Biomarker Discovery Platform

Since inception of the company, our core research has and continues to be focused on precision medicine oncology, with synthetic lethality as a central tenet. We have invested significantly and continue to invest in capabilities for identification and validation of new precision medicine targets and biomarkers for patient selection. For targets of interest, we advance our research to discover therapeutic drugs and to further qualify relevant biomarkers.

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

During the three months ended March 31, 2023, we sold an aggregate of 142,160 shares of our common stock for aggregate net proceeds of $2.5 million at a weighted average sales price of approximately $18.38 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement with Jefferies as sales agent. As of March 31, 2023, approximately $61.8 million of common stock remained available to be sold under the ATM facility.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

2023 Public Offering and Sale of IDEAYA Common Stock

On April 27, 2023, and subsequent to our reported financial statements for the quarter ending March 31, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of our common stock at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in estimated net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and estimated other offering expenses.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations through March 31, 2023 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, an affiliate of GSK, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through follow-on underwritten public offerings in July 2021, September 2022 and April 2023. Additionally, we received a non-dilutive upfront cash payment of $100 million from GSK in connection with the GSK Collaboration Agreement in July 2020.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly over the next several years as we advance our clinical pipeline programs and expand the scope of these clinical trials to evaluate our clinical candidates. Generally, and without limiting the foregoing, our operating expenses will increase as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Certain program costs that contribute to our operating expenses have been and/or will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program. We anticipate that payments which we may make to Amgen will also contribute to our operating expenses as they are reimbursed by us pursuant to the Amgen CTCSA, including 50% of external costs Amgen incurs in connection with the Amgen-sponsored and executed IDE397 / AMG 193 Combination Study. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $23.6 million and $14.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $259.0 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the clinical development of darovasertib, our PKC inhibitor, in combination with crizotinib in the potential registration-enabling IDE196-002 Phase 2/3 clinical trial in MUM, in coordination with Pfizer, the ongoing IDE196-001 Phase 1/2 clinical trial in MUM, in coordination with Pfizer pursuant to the Second Pfizer Agreement, and as a single agent in the ongoing IDE196-009 Phase 2 clinical trial as neoadjuvant and adjuvant therapy in primary UM, (ii) the clinical development of IDE397, our MAT2A inhibitor, in the ongoing IDE397-001 Phase 1/2 clinical trial, (iii) the clinical development of IDE161, our PARG inhibitor, in the ongoing IDE161-001 Phase 1/2 clinical trial and (iv) our earlier pipeline programs, including our next-generation synthetic lethality programs.

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

As of March 31, 2023, we had cash, cash equivalents, and short-term and long-term marketable securities of $351.2 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed May 9, 2023.

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

The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. We do not anticipate revenue to be recognized in the future in connection with the Pol Theta program, as our performance obligations relating to the Pol Theta R&D Services are complete under the GSK Collaboration Agreement. The remaining contract liabilities under the GSK Collaboration Agreement relate entirely to performance obligations for WRN R&D Services and are classified as short-term contract liabilities, based on our current expectation to complete the performance obligations relating to WRN R&D Services within the next 12-months period. Accordingly, we anticipate that revenue amounts to be recognized related to previously received upfront payments and amounts due and payable to us for research and development services will continue variably and decrease over this next 12-month period.

In the future, revenue may include additional milestone payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of various factors, such as the timing and amount of license, research and development services over the next 12-month period, and milestone and other payments. The revenue we recognize or generate under the GSK Collaboration Agreement may also fluctuate from period to period over the next 12-month period due to changes to prospective collaboration research budgets or changes to respective allocation of resources as between the parties and as between internal or external (e.g., CRO) sources, in each case on a program-by-program basis, as part of ongoing collaboration research management.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31, 2023	December 31, 2022
External clinical development expenses (1):
IDE397	$3,251	$3,117
IDE196	4,720	4,095
Personnel related and stock-based compensation	8,870	6,944
Other research and development expenses	11,018	10,558
Total research and development expenses	$27,859	$24,714

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022	Change	% Change
Revenue:
Collaboration revenue	$7,880	$4,022	$3,858	96%
Operating expenses:
Research and development	27,859	24,714	3,145	13%
General and administrative	6,300	5,752	548	10%
Loss from operations	(26,279)	(26,444)	165	(1%)
Interest income and other income, net	2,639	2,243	396	18%
Net loss	$(23,640)	$(24,201)	$561	(2%)

Collaboration Revenue

Collaboration revenue increased by $3.9 million, or 96%, from the three months ended December 31, 2022 to the three months ended March 31, 2023. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During the three months ended March 31, 2023, the Company recognized $7.9 million in revenue resulting from the progress in WRN R&D services. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses increased by $3.1 million, or 13%, from the three months ended December 31, 2023 to the three months ended March 31, 2023.

The increase in research and development expenses was primarily due to $1.9 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, and increases of $1.3 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 10%, from the three months ended December 31, 2022 to the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to increases of $0.5 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth.

Interest Income and Other Income, Net

Interest income and other income, net increased by $0.4 million, or 18%, from the three months ended December 31, 2023 to the three months ended March 31, 2023, primarily due to higher interest rates on our investments.

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenue:
Collaboration revenue	$7,880	$11,359	$(3,479)	(31%)
Operating expenses:
Research and development	27,859	19,656	8,203	42%
General and administrative	6,300	5,923	377	6%
Loss from operations	(26,279)	(14,220)	(12,059)	85%
Interest income and other income, net	2,639	207	2,432	1175%
Net loss	$(23,640)	$(14,013)	$(9,627)	69%

Collaboration Revenue

Collaboration revenue decreased by $3.5 million, or 31%, in the three months ended March 31, 2023. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During the three months ended March 31, 2023, the Company recognized $7.9 million in revenue resulting from the progress in WRN R&D services. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses increased by $8.2 million, or 42%, from the three months ended March 31, 2022 to the three months ended March 31, 2023. The increase in research and development expenses was primarily due to increases of $3.1 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, $2.6 million in in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $1.7 million for consultants and outside services related to the advancement of our preclinical and clinical studies, $0.3 million in facility-related expenses due to higher allocation, and $0.4 million in other costs primarily for laboratory supplies, licensing fees and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 6%, from the three months ended March 31, 2022 to the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to increases of $0.7 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, partially offset by a decrease of $0.3 million in insurance expenses.

Interest Income and Other Income, Net

Interest income and other income, net increased by $2.4 million, or 1175%, from the three months ended March 31, 2022 to the three months ended March 31, 2023, primarily due to higher interest rates on our investments.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment received from GSK. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $351.2 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2023 and 2022, we had net losses of $23.6 million and $14.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2023, we had an accumulated deficit of $259.0 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations in support of our long-term cash requirements.

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

We lease our laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of March 31, 2023, we expect to make the total lease payments of $3.2 million through July 2024.

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

In April 2023, and subsequent to our reported financial statements for the quarter ended March 31, 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the IDE161-001 Phase 1/2 clinical trial in oncologic diseases.

Subject to commercialization, we are also obligated to pay low single-digit tiered royalties, and potentially also sales milestones, to CRT based on net sales of licensed products. In addition, in the event we sublicense the intellectual property, we will also be obligated to pay CRT a specified percentage of any sublicense revenue.

In July 2022, we entered into the Amgen CTCSA to clinically evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with the Amgen investigational small molecule MTA-cooperative inhibitor of PRMT5, AMG 193, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial (the “IDE397-AMG 193 Combination Study”). Pursuant to the mutually non-exclusive Amgen CTCSA, Amgen is the sponsor of the IDE397-AMG 193 Combination Study and will provide AMG 193, we will provide the IDE397 compound and each party will pay for fifty percent (50%) of the third party costs of the IDE397/AMG 193 Combination Study. Each party will be responsible for its own internal costs and expenses in support of the IDE397/AMG 193 Combination Study.

Adequate additional funding may not be available to us on acceptable terms or at all. See the section of this Quarterly Report titled “Part II, Item 1A – Risk Factors” for additional risks associated with our substantial capital requirements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(27,842)	$(19,647)
Investing activities	23,521	(17,761)
Financing activities	2,926	653
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,395)	$(36,755)

Cash Flows from Operating Activities

Net cash used in operating activities was $27.8 million for the three months ended March 31, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $23.6 million, adjusted for net non-cash charges of $3.1 million and changes in net operating assets and liabilities of $7.3 million. Our non-cash charges consisted of $3.7 million in stock-based compensation, $0.6 million in depreciation and $0.4 million amortization of right-of-use assets, partially offset by $1.6 million accretion of discount on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $7.5 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $0.5 million in lease liabilities, $0.4 million in accrued liabilities, $0.3 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement and, partially offset by an decrease of $1.4 million in prepaid and other current assets.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $23.5 million for the three months ended March 31, 2023, which consisted of $95.9 million provided by maturities of marketable securities, partially offset by $72.3 million used to purchase marketable securities.

Net cash used in investing activities was $17.8 million for the three months ended March 31, 2022, which consisted of $64.3 million used to purchase marketable securities and $0.4 million used to purchase property and equipment, partially offset by $46.9 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2023, which consisted primarily of $2.6 million of net proceeds from sales under our ATM facility and $0.4 million of net proceeds from exercise of common stock options.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2022, which consisted primarily of $0.7 million of net proceeds from exercise of common stock options.

On April 27, 2023, and subsequent to our reported financial statements for the quarter ending March 31, 2023, the Company completed an underwritten public follow-on offering, pursuant to which it received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in estimated net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and estimated other offering expenses.

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 7, 2023. For the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2023, we had cash equivalents and marketable securities of $351.2 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic, the ongoing Ukraine-Russia conflict or banking sector volatility and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Three of our product candidates, IDE397, darovasertib (IDE196) and IDE161, are currently in ongoing or authorized clinical trials – one Phase 1/2 clinical trial to evaluate IDE397 for the treatment of patients having solid tumors with MTAP deletion that we initiated in April 2021, one ongoing Phase 1/2 clinical trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ or GNA11 hotspot mutations, one ongoing Phase 1 investigator sponsored clinical trial evaluating darovasertib as a potential neo-adjuvant and/or adjuvant therapy in primary, non-metastatic, uveal melanoma and one Phase 1/2 clinical trial to evaluate IDE161 for the treatment of patients having homologous recombination deficiencies (HRD) that we initiated in April 2023.

We have had significant operating losses since our inception. Our net losses for the three months ended March 31, 2023 and 2022 were $23.6 million and $14.0 million, respectively. As of March 31, 2023, we had an accumulated deficit of $259.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidate IDE397 is currently in a Phase 1/2 clinical trial that we are conducting. Our product candidate darovasertib is currently in a Phase 1/2 clinical trial we are conducting. Our product candidate IDE161 is currently in a Phase 1 clinical trial that we are conducting. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, IDE161, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement, including the License Agreement with Novartis or the Option and License Agreement with CRT and University of Manchester;
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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $351.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib, IDE397 and IDE161 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and our cost sharing obligations with Amgen for the Phase 1/2 clinical trial to evaluate IDE397 in combination with AMG 193. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing IDE397 Phase 1/2 clinical trial for the treatment of patients having solid tumors with MTAP deletion, our ongoing darovasertib Phase 1/2 clinical trial in solid tumors harboring GNAQ or GNA11 mutations, and our ongoing IDE161 Phase 1/2 clinical trial for the treatment of patients having HRD;
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
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the Collaboration, Option and License Agreement with GSK, the License Agreement with Novartis and the Option and License Agreement with Cancer Research Technology Ltd., or CRT, and University of Manchester;

•
the timing and amount of any option exercise, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with GSK;
•
the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreement, including under the License Agreement with Novartis or the Option and License Agreement with CRT and University of Manchester;
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

Our ability to raise additional funds will depend on financial, economic and other factors, including the ongoing effects of the COVID-19 pandemic, the Ukraine-Russia conflict and closure of or liquidity issues at financial institutions (including, for example, Silicon Valley Bank), many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Furthermore, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. If adequate funds are not available to us on a timely basis, we may be required to:

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

Our current product candidates are in early stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our three most advanced product candidates, IDE397, darovasertib and IDE161, are in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. IDE397 is currently being evaluated in an ongoing Phase 1/2 clinical trial to evaluate IDE397 for the treatment of patients with MTAP deletion. Darovasertib is currently being evaluated in an ongoing Phase 1/2 clinical trial in patients having tumors with GNAQ or GNA11 hotspot mutations, that we initiated in June 2019, including the combination arm with crizotinib that we initiated in December 2020. Darovasertib is also currently being evaluated in an ongoing Phase 1 investigator sponsored clinical trial as a potential neo-adjuvant and/or adjuvant therapy in primary, non-metastatic, uveal melanoma. IDE161 is currently being evaluated in a Phase 1 clinical trial to evaluate IDE161 for the treatment of patients with HRD. Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have not yet completed any clinical trials for any of our product candidates. IDE397 is in a Phase 1/2 clinical trial that we are conducting, darovasertib is in a Phase 1/2 clinical trial that we are conducting, and IDE161 is in a Phase 1 clinical trial that we are conducting. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of darovasertib, IDE397 or IDE161 or how many clinical trials of any of our other product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of, darovasertib, IDE397, IDE161, or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing darovasertib, IDE397, IDE161, or any other product candidate.

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
•
clinical trial investigators’ willingness to continue enrolling patients and patients’ willingness to complete protocol assessments during the COVID-19 pandemic;
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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates may be co-administered with third-party approved or experimental therapies, such as darovasertib with crizotinib in the combination arms of our Phase 1/2 clinical trial or IDE397 with PRMT5 inhibitors in the combination arms of our Phase 1/2 clinical trial. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

If unacceptable side effects arise in the further development of darovasertib, including in combination with crizotinib, in the further development of IDE397, including in combination with a texanes or PRMT5 inhibitors, in the further development of IDE161, or in the development of any of our other product candidates, we, the FDA or comparable foreign regulatory authorities, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PCK iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC. Exscientia is developing a PKC theta inhibitor in inflammatory diseases in Phase 1 studies. HotSpot Therapeutics is advancing a program targeting PKC-theta. We are aware of other companies that are conducting research and development of potential therapies for primary UM or for MUM based on other targets and approaches. For example, Aura Biosciences is developing AU-011 a virus-like drug conjugate (VDC) as local treatment for early-stage choroidal melanoma. Immunocore is developing and commercializing Tebentafusp, also known under its branded name as Kimmtrak for the treatment of adult patients with HLA-A*02:01-positive unresectable or metastatic uveal melanoma. Novartis is developing DYP688, an antibody-drug-conjugate, or ADC, with a GNAQ-11 inhibitor payload in a Phase 1/2 clinical trial in MUM.

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

As of March 31, 2023, we had 107 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into an ongoing global pandemic. As of April 2023, the coronavirus has spread around the world and the United States continues to experience outbreaks of COVID-19 and its variant strains. As states and localities increasingly lift COVID-19 protocols, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment, remote working and clinical trials, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture. We will continue to monitor the extent and impact of the pandemic and, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the three months ended March 31, 2023, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine. In February 2022, a military invasion of Ukraine by Russian troops was reported. Following the invasion, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. Such risks and disruptions may negatively impact our supply chain, manufacturing arrangements, preclinical studies, clinical trials and our access to capital markets and ability to finance operations, which could have a materially adverse impact on our results of operations, financial condition and prospects.

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

We currently are reliant upon licenses of certain intellectual property rights and proprietary technology from third parties that are important or necessary to the development of our proprietary technology, including technology related to our product candidates. For example, we rely on our exclusive license agreement with Novartis for the clinical development of darovasertib and our option and license agreement with CRT for the clinical development of PARG inhibitors. These licenses, and other licenses we may enter into in the future, may not provide adequate rights to use such intellectual property rights and proprietary technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize technology and product candidates in the future. Licenses to additional third-party proprietary technology or intellectual property rights that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our proprietary technology or product candidates or to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may not be able to develop and commercialize technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses, which could harm our business, financial condition, results of operations and prospects significantly. Third-party patents may exist which might be enforced against our current or future product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

Although no third party has asserted a claim of patent infringement against us as of March 31, 2023, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK data protection regime, which imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

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

In addition, certain states govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020, and imposes increased privacy and security obligations on entities handling certain personal information of consumers or households, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•
results from, and any delays in, our clinical trials for darovasertib (IDE196), IDE397, IDE161, or any other future clinical development programs, including public misperception of the results of our clinical trials;
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
•
market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic, as well as adverse geopolitical and macroeconomic developments, such as the ongoing Ukraine-Russia conflict and related sanctions, instability in the global banking system, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation; and
•
general economic and geo-political conditions in the United States and abroad.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2023, we have outstanding a total of 48.4 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of March 31, 2023, approximately 10.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	3/7/2023	4.3

10.1(a)#	2023 Employment Inducement Award Plan.	S-8	3/7/2023	99.3(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2023 Employment Inducement Award Plan.	S-8	3/7/2023	99.3(b)

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

IDEAYA Biosciences, Inc.

Date: May 9, 2023	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)