Form 10-Q
period 2023-06-30
IDEAYA Biosciences, Inc.
filed 2023-08-10
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 57,559,234 shares of common stock, $0.0001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our IDE196 (darovasertib)Phase 1/2 clinical trials and IDE397 Phase 1 clinical trial;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended June 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$102,843	$68,632
Short-term marketable securities	390,873	296,197
Accounts receivable	160	211
Prepaid expenses and other current assets	7,912	5,414
Total current assets	501,788	370,454
Restricted cash	722	106
Long-term marketable securities	16,377	8,317
Property and equipment, net	6,829	6,509
Right-of-use assets	1,733	2,484
Other non-current assets	108	99
Total assets	$527,557	$387,969
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,868	$4,280
Accrued liabilities	14,690	16,999
Contract liability	2,818	8,568
Operating lease liabilities - current	1,961	1,871
Total current liabilities	25,337	31,718
Long-term contract liability	—	5,185
Long-term operating lease liabilities	611	1,611
Total liabilities	25,948	38,514
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 57,440,328 and 48,193,179 shares issued and outstanding as of June 30, 2023 and December 31, 2022	6	5
Additional paid-in capital	789,751	587,724
Accumulated other comprehensive loss	(1,179)	(2,871)
Accumulated deficit	(286,969)	(235,403)
Total stockholders’ equity	501,609	349,455
Total liabilities and stockholders’ equity	$527,557	$387,969

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$3,544	$5,851	$11,424	$17,210
Total revenue	3,544	5,851	11,424	17,210
Operating expenses
Research and development	29,178	22,796	57,037	42,451
General and administrative	7,075	5,554	13,375	11,478
Total operating expenses	36,253	28,350	70,412	53,929
Loss from operations	(32,709)	(22,499)	(58,988)	(36,719)
Other income
Interest income and other income, net	4,783	443	7,422	650
Net loss	$(27,926)	$(22,056)	$(51,566)	$(36,069)
Unrealized gains (losses) on marketable securities	226	(825)	1,692	(2,917)
Comprehensive loss	$(27,700)	$(22,881)	$(49,874)	$(38,986)
Net loss per common share, basic and diluted	$(0.50)	$(0.57)	$(0.99)	$(0.93)
Weighted average number of common shares outstanding used in computing net loss per share, basic and diluted	56,251,130	38,660,971	52,332,373	38,626,659

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2023	48,390,394	$5	$594,253	$(1,405)	$(259,043)	$333,810
Issuance of common stock upon follow-on public offering, net of issuance costs	8,858,121	1	153,589	—	—	153,590
Issuance of common stock related to at-the-market offering program, net of issuance costs	10,124	—	(78)	—	—	(78)
Issuance of pre-funded warrants to purchase common stock	—	—	35,132	—	—	35,132
Issuance of common stock upon exercise of stock options	139,535	—	1,487	—	—	1,487
Employee stock purchase plan (ESPP) purchase	42,154	—	637	—	—	637
Stock-based compensation	—	—	4,731	—	—	4,731
Other comprehensive income	—	—	—	226	—	226
Net loss	—	—	—	—	(27,926)	(27,926)
Balances as of June 30, 2023	57,440,328	$6	$789,751	$(1,179)	$(286,969)	$501,609

Balances as of March 31, 2022	38,639,922	$4	$482,228	$(2,804)	$(190,761)	$288,667
Issuance of common stock related to at-the-market offering	—	—	(66)	—	—	(66)
Issuance of common stock upon exercise of stock options	18,209	—	122	—	—	122
Employee stock purchase plan (ESPP) purchase	45,879	—	435	—	—	435
Stock-based compensation	—	—	3,044	—	—	3,044
Other comprehensive loss	—	—	—	(825)	—	(825)
Net loss	—	—	—	—	(22,056)	(22,056)
Balances as of June 30, 2022	38,704,010	$4	$485,763	$(3,629)	$(212,817)	$269,321

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	48,193,179	$5	$587,724	$(2,871)	$(235,403)	$349,455
Issuance of common stock upon follow-on public offering, net of issuance costs	8,858,121	1	153,589	—	—	153,590
Issuance of common stock related to at-the-market offering program, net of issuance costs	152,284	—	2,425	—	—	2,425
Issuance of pre-funded warrants to purchase common stock	—	—	35,132	—	—	35,132
Issuance of common stock upon exercise of stock options	194,590	—	1,854	—	—	1,854
Employee stock purchase plan (ESPP) purchase	42,154	—	637	—	—	637
Stock-based compensation	—	—	8,390	—	—	8,390
Other comprehensive income	—	—	—	1,692	—	1,692
Net loss	—	—	—	—	(51,566)	(51,566)
Balances as of June 30, 2023	57,440,328	$6	$789,751	$(1,179)	$(286,969)	$501,609

Balances as of December 31, 2021	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514
Issuance of common stock related to at-the-market offering program	2,173	—	(75)	—	—	(75)
Issuance of common stock upon exercise of stock options	122,913	—	784	—	—	784
Employee stock purchase plan (ESPP) purchase	45,879	—	435	—	—	435
Stock-based compensation	—	—	5,649	—	—	5,649
Other comprehensive loss	—	—	—	(2,917)	—	(2,917)
Net loss	—	—	—	—	(36,069)	(36,069)
Balances as of June 30, 2022	38,704,010	$4	$485,763	$(3,629)	$(212,817)	$269,321

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(51,566)	$(36,069)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,207	974
Net amortization (accretion) of premiums (discounts) on marketable securities	(4,111)	518
Stock-based compensation	8,390	5,649
Amortization of right-of-use assets	751	694
Changes in assets and liabilities
Accounts receivable	51	815
Prepaid expenses and other assets	(2,508)	(51)
Accounts payable	1,589	1,916
Accrued and other liabilities	(3,260)	3,099
Contract liabilities	(10,935)	(16,358)
Lease liabilities	(910)	(826)
Net cash used in operating activities	(61,302)	(39,639)
Cash flows from investing activities
Purchases of property and equipment, net	(927)	(2,342)
Purchases of marketable securities	(292,543)	(102,222)
Maturities of marketable securities	195,610	100,119
Net cash used in investing activities	(97,860)	(4,445)
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	153,840	—
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	2,526	(75)
Proceeds from issuance of pre-funded warrants to purchase common stock, net of issuance costs	35,132	—
Proceeds from ESPP purchase	637	784
Proceeds from exercise of common stock options	1,854	435
Net cash provided by financing activities	193,989	1,144
Net increase (decrease) in cash, cash equivalents and restricted cash	34,827	(42,940)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	68,738	92,152
Cash, cash equivalents and restricted cash, at end of period	$103,565	$49,212

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$102,843	$49,106
Restricted cash	722	106
Cash, cash equivalents and restricted cash	$103,565	$49,212

Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$32
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$600	$1,021
Unpaid offering costs	$351	$—

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

2023 Public Offering and Sale of IDEAYA Common Stock and Pre-Funded Warrants

On April 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of our common stock at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and other offering expenses.

Prospectus Supplement - At-the-Market Facility

Our Registration Statement on Form S-3, which was filed under the Securities Act of 1933, as amended (the “Securities Act”), and became effective as of June 10, 2020, lapsed in June 2023. The January 2021 Sales Agreement was automatically terminated concurrently therewith. As of the termination date of the January 2021 Sales Agreement, approximately $61.8 million of common stock remained available to be sold under the at-the-market facility associated therewith.

On June 26, 2023, we filed a new Registration Statement on Form S-3 (File No. 333- 272936) under the Securities Act as an automatic shelf registration statement as a “well-known seasoned issuer”, as defined in Rule 405 under the Securities Act. On June 26, 2023, we also entered into a new Open Market Sales Agreement, or June 2023 Sales Agreement, with Jefferies LLC (“Jefferies”) relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent. For the three months ended June 30, 2023, we incurred $0.3 million of other offering expenses which was recorded to Additional Paid-in Capital.

During the reporting period for the quarter ended June 30, 2023, we sold an aggregate of 10,124 share of our common stock for aggregate net proceeds of $0.2 million at a weighted average sales price of approximately $23.52 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement. As of June 30, 2023, $249.8 million of common stock remained available to be sold under the at-the-market facility associated with the June 2023 Sales Agreement.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $287.0 million as of June 30, 2023. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $510.1 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2023 and June 30, 2022 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and June 30, 2022 and cash flows for the six months ended June 30, 2023 and June 30, 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Summary of Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K, filed with the SEC on March 7, 2023.

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

As of June 30, 2023, financial assets measured and recognized at fair value are as follows (in thousands):

		June 30, 2023
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$300,981	$17	$(944)	$300,054
Corporate bonds	Level 2	42,167	—	(214)	41,953
Commercial paper(1)	Level 2	135,497	—	(38)	135,459
Marketable securities		478,645	17	(1,196)	477,466
Money market funds(2)	Level 1	32,160	—	—	32,160
Total fair value of assets		$510,805	$17	$(1,196)	$509,626

(1)
$70.2 million was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
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

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of June 30, 2023 and December 31, 2022, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of June 30, 2023 and December 31, 2022.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(In Years)	2023	2022
Laboratory equipment	5	$10,859	$9,743
Computer equipment	3	261	261
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	3,321	3,321
Furniture and fixtures	5	506	506
Total property and equipment		15,178	14,062
Less: Accumulated depreciation and amortization		(8,349)	(7,553)
Property and equipment, net		$6,829	$6,509

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development expenses	$8,481	$11,146
Accrued salaries and benefits	4,500	5,248
Legal and professional fees	764	513
Other	945	92
Accrued liabilities	$14,690	$16,999

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2023.

6. Income Taxes

For the three and six months ended June 30, 2023 and June 30, 2022, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize certain research and experimental expenditures and amortize them over five or fifteen years pursuant to the Internal Revenue Code Section 174. Previously, such costs may be deducted in the period they are incurred. As of June 30, 2023, the Company has performed a high-level assessment of the potential tax impact related to this change in tax law and does not expect to have any material tax impact for the year ending December 31, 2023.

7. Common Stock

As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, no dividends have been declared to date.

On April 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of our common stock at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants (the “Warrants”) to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and other offering expenses. As of June 30, 2023, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	Number of Shares subject to Outstanding Warrants
April 27, 2023	None	$0.0001	2,020,270

The Warrants are classified as a component of Stockholders’ Equity within Additional Paid-in-Capital. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, are indexed to the Company’s common stock and meet the equity classification criteria. The Warrants will not expire until they are fully exercised. As of June 30, 2023, no shares underlying the Warrants had been exercised.

The Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2023	2022
Outstanding options under the 2015 and 2019 Plans	7,138,527	5,097,263
Shares available for grant under the 2019 Plan	656,992	664,919
Shares available for grant under the 2023 Inducement Plan	699,800	—
Shares available under the Employee Stock Purchase Plan	1,346,300	906,523
Pre-funded warrants issued and outstanding	2,020,270	—
Total	11,861,889	6,668,705

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

As of June 30, 2023, the number of shares available for issuance under the 2023 Inducement Plan was 699,800.

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

As of June 30, 2023, the number of shares available for issuance under the 2019 Plan was 656,992.

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

As of June 30, 2023, a total of 1,346,300 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the six months ended June 30, 2023 and June 30, 2022, the Company recorded $0.3 million and $0.2 million, respectively, of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,705	$1,603	$4,792	$2,901
General and administrative	2,026	1,441	3,598	2,748
Total stock-based compensation expense	$4,731	$3,044	$8,390	$5,649

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2023	5,097,263	$12.93	7.84	$29.58
Options granted	2,433,571	$18.06
Options exercised	(194,590)	$9.52
Options canceled	(197,717)	$17.80
Balance, June 30, 2023	7,138,527	$14.64	8.15	$63.08
Exercisable as of June 30, 2023	2,849,704	$11.32	6.64	$34.54
Vested and expected to vest as of June 30, 2023	7,138,527	$14.64	8.15	$63.08

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 and June 30, 2022 was $13.34 and $9.43 per share, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2023 and June 30, 2022 was $1.9 million and $1.0 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of June 30, 2023 and December 31, 2022, total unrecognized stock-based compensation expense for stock options was $50.5 million and $28.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.88 years and 2.65 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended June 30,		Six months Ended June 30,
	2023	2022	2023	2022
Expected term	6.1 years	6.1 years	6.1 years	6.1 years
Expected volatility	85.2% - 86.4%	87.5% - 87.8%	85.2% - 86.9%	87.5% - 89.9%
Risk-free interest rate	3.6% - 4.1%	2.7% - 3.0%	3.6% - 4.1%	1.6% - 3.0%
Dividend yield	0%	0%	0%	0%

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

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of June 30, 2023, GSK has made aggregate payments to the Company in the amount of $3.0 million for the achievement of certain development and regulatory milestones with respect to a POLQ product.

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

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or the Supply Agreement, as amended in September 2020, April 2021 and August 2021. Pursuant to the Supply Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 hotspot mutations. Under the Supply Agreement, the Company will sponsor a Phase 1/2 clinical trial, and Pfizer will supply the Company with binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Supply Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial.

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

Separately, in March 2022, we and Pfizer also entered into the Third Pfizer Agreement pursuant to which we may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and Pfizer’s cMET inhibitor, crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we are the sponsor of the planned combination trial, and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us.

On May 12, 2023, we continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide IDEAYA with an additional defined quantity of crizotinib at no cost.

We also expanded our relationship with Pfizer in May 2023 under an Amendment No. 1 to the Second Pfizer Agreement to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM. Under the as-amended Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost.

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales-based milestone payments of up to $29.0 million and mid to high single-digit royalty payments based on net sales of the licensed products. Because the achievement of these milestones had not occurred or was not considered probable as of June 30, 2023, such contingencies have not been recorded in the Company's condensed consolidated financial statements.

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

In April 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the Phase 1/2 clinical trial in oncologic diseases.

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MAT2A	$41	$3,740	$211	$11,599
Pol Theta	33	1,224	171	3,344
WRN	3,470	887	11,042	2,267
Total collaboration revenue	$3,544	$5,851	$11,424	$17,210

Contract balances

The following table presents the significant changes in the balance of contract liabilities during the six months ended June 30, 2023 (in thousands):

Contract liabilities
Balance as of December 31, 2022	$13,753
Reclassification to revenue, as the result of performance obligations satisfied	(11,424)
Increase in accounts receivable	489
Balance as of June 30, 2023	$2,818

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

The remaining contract liabilities under the GSK Collaboration Agreement relate entirely to the Company’s remaining performance obligations for WRN R&D Services and are classified as short-term contract liabilities, based on our current expectation to complete the performance obligations relating to WRN R&D Services within the next 12-months period. Accordingly, the Company anticipates that future revenue amounts to be recognized related to previously received upfront payments and amounts due and payable to us for research and development services will be variable and will decrease over this next 12-month period.

In the future, recognition of revenue may be based on additional milestone payments, profit sharing, and royalties on any net product sales under the GSK Collaboration Agreement. We expect that any revenue we generate will fluctuate from period to period as a result of various factors, such as period to period variability in milestone achievements for the Pol Theta or WRN programs.

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

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of June 30, 2023 (in thousands):

Performance Obligations	Allocation of Transaction Price
WRN R&D Services	2,818
Total transaction price allocated to the remaining performance obligations	$2,818

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

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(27,926)	$(22,056)	$(51,566)	$(36,069)
Denominator:
Weighted-average shares outstanding	56,251,130	38,660,971	52,332,373	38,626,659
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted(1)	56,251,130	38,660,971	52,332,373	38,626,659
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.57)	$(0.99)	$(0.93)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company's common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and six months ended June 30, 2023.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2023	2022
Options to purchase common stock	7,138,527	4,922,224
Total	7,138,527	4,922,224

12. Subsequent Events

Subsequent to June 30, 2023, from July 1, 2023 through August 9, 2023, we sold an aggregate of 76,421 shares of our common stock for aggregate net proceeds of $1.7 million at a weighted average sales price of approximately $23.53 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement with Jefferies as sales agent.

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

Overview

We are a precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our clinical pipeline includes three potential first-in-class clinical-stage product candidates, for which we own or control all commercial rights. We also have a broad preclinical pipeline, including two programs approaching and progressing toward clinical evaluation – one IND-stage program for which an investigational new drug, or IND, application has been submitted to the U.S. Food and Drug Administration, or FDA, for which we are anticipating clearance in Q3 2023 and one for which we are anticipating development candidate selection in the second half of 2023, respectively. We also have several additional earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

Our most advanced clinical program is evaluating darovasertib, or IDE196, a small molecule protein kinase C, or PKC, inhibitor, in combination with crizotinib, an investigational cMET inhibitor in patients having metastatic uveal melanoma, or MUM. We reported positive interim clinical data in April 2023 from our Phase 2 clinical trial evaluating the darovasertib and crizotinib combination in MUM. We have initiated a potential registration-enabling Phase 2/3 clinical trial, with clinical sites open and recruiting patients for enrollment, to evaluate the darovasertib and crizotinib combination in HLA-A2(-) MUM patients.

We are also planning to enroll additional HLA-A2(+) patients in a separate clinical trial, such as our ongoing Phase 2 clinical trial as an independent clinical strategy to address HLA-A2(+) MUM patients. This strategy reflects the observed darovasertib activity irrespective of HLA serotype and demonstrates our commitment to fully address the high unmet medical need in MUM.

We separately initiated, with clinical sites open and recruiting patients for enrollment into, our Phase 2 clinical trial evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM. We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma” (NADOM) and led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne. We reported proof-of-concept, or PoC, evidence in April 2023 and in June 2023 for darovasertib as neoadjuvant therapy in primary UM.

We are targeting darovasertib clinical program updates in the fourth quarter of 2023. The darovasertib clinical program updates could include ctDNA data from our Phase 2 clinical trial evaluating the darovasertib and crizotinib combination in MUM at the European Society for Medical Oncology’s Congress in October 2023, or ESMO 2023. We are also considering other potential updates, such as: a summary of the prevalence of HLA-A2(-) and HLA-A2(+) serotypes from our data set of approximately 145 MUM patients enrolled in clinical trials evaluating darovasertib, and/or a clinical data update from the NADOM IST for darovasertib as single-agent neoadjuvant therapy in patients having primary UM.

IDE397, our small molecule methionine adenosyltransferase 2a, or MAT2A, inhibitor, is being evaluated in a Phase 1/2 clinical trial. We are proceeding with enrollment into the Phase 2 monotherapy expansion cohort in selected priority indications for patients having tumors with methylthioadenosine phosphorylase, or MTAP, gene deletion. We observed IDE397 monotherapy responses in multiple MTAP-deletion tumor types based on experience across several patients in the early phase of the Phase 2 dose expansion.

In collaboration with Amgen, we achieved IND clearance for and have dosed a first patient in an Amgen-sponsored Phase 1/2 clinical trial evaluating IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion. This potential first-in-class synthetic lethality combination targets mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5 and is supported by compelling preclinical anti-tumor efficacy presented at AACR 2023.

IDE161, our small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor, is being evaluated in the Phase 1 dose escalation portion of a Phase 1/2 clinical trial in patients having tumors with homologous recombination deficiency, or HRD. We are continuing to enroll patients into the Phase 1 dose escalation. Our planned strategic focus for expansion cohorts includes ER+, Her2- HRD breast cancer patients, HRD ovarian cancer patients and other solid tumors with HRD.

GSK101 (IDE705), our Pol Theta Helicase inhibitor clinical development candidate, is a potential first-in-class small molecule inhibitor of the helicase domain of Polymerase Theta, or Pol Theta, which was discovered and evaluated in preclinical studies in collaboration with GSK. An IND has been submitted to the FDA and we are anticipating potential IND clearance in the third quarter of 2023 to enable evaluation of GSK101 under a GSK-sponsored clinical trial in combination with niraparib, the GSK small molecule inhibitor of poly-(ADP-ribose) polymerase, or PARP, for patients having tumors with homologous combination, or HR, mutations, such as BRCA mutations, or HRD. GSK will lead clinical development for GSK101 and is responsible for all research and development costs for the Pol Theta program. We are eligible to receive a $7.0 million milestone payment upon acceptance of the IND by the U.S. Food and Drug Administration, or FDA, and a potential additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

We are advancing our preclinical program targeting Werner Helicase, the helicase domain of the Werner, or WRN, protein, in collaboration with GSK for patients having tumors with high microsatellite instability, or MSI. We are, in collaboration with GSK, targeting to select a development candidate in the second half of 2023.

We also have several wholly owned preclinical-stage programs on undisclosed targets to enable the next wave of precision medicine therapeutics in our pipeline. These preclinical programs are focused on potential first-in-class and/or best-in-class opportunities.

We have established a robust precision medicine research platform with capabilities for identification and validation of new targets and biomarkers, drug discovery and translational biology. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations most likely to benefit. Our small molecule drug discovery expertise includes discovery and development of small molecule inhibitors and protein degrader modalities. The drug discovery platform includes our proprietary chemical library, INQUIRE™, structure-based drug design enabled by extensive structural biology / crystallography capabilities, and our proprietary content-based machine-learning engine, HARMONY™, providing effective and efficient molecular design and structure-activity-relationship, or SAR, cycles. We have deep research and development expertise in synthetic lethality – which represents an emerging class of precision medicine targets. We are applying these capabilities to develop a robust pipeline in precision medicine oncology.

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

We are pursuing a clinical strategy for darovasertib to broadly address uveal melanoma, alternatively referred to as ocular melanoma, as both primary and metastatic disease. Greater than 90% of uveal melanoma patients have tumors harboring GNAQ or GNA11 mutations. There are no FDA approved systemic therapies for primary UM, as either neoadjuvant or adjuvant therapies. There are likewise no FDA approved therapies for patients having MUM with HLA-A*02:01 negative, or HLA-A2(-), serotype. These primary UM patients and HLA-A2(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients.

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

Darovasertib / Crizotinib Combination Therapy in Metastatic Uveal Melanoma (MUM)

We are continuing to evaluate darovasertib in our ongoing Phase 2 clinical trial, designated as IDE196-001, as a combination therapy with crizotinib in MUM. We are the sponsor of this Phase 2 clinical trial, and are collaborating with Pfizer on this Phase 2 clinical trial pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement.

In April 2023, we reported updated clinical data, including a safety and clinical efficacy profile, from the Phase 2 expansion cohort evaluating darovasertib and crizotinib combination in MUM. The reported Phase 2 clinical data were based on twenty (20) evaluable first-line and sixty-three (63) evaluable any-line patients enrolled as of September 22, 2022 in the darovasertib and crizotinib combination study at the expansion dose of 300 mg twice-a-day darovasertib and 200 mg twice-a-day crizotinib. Reported data were preliminary and based on investigator review from an unlocked database as of the data analyses cutoff date of March 8, 2023.

The evaluable patients generally had a significant disease burden and the evaluable any-line patients were heavily pre-treated. Key parameters for characterizing disease burden include baseline lactate dehydrogenase, or LDH, size of the largest metastatic lesion and degree of multi-site metastases. These evaluable patients had baseline LDH which was greater than the upper limit of normal in 60% of any-line and 50% of first-line patients. The largest metastatic lesion was greater than 3.0 cm in in 65% of any-line and 60% of first-line patients, and greater than 8.0 cm in 10% of any-line and 15% of first-line patients. The patient metastases included both hepatic and extrahepatic loci in 64% of any-line and 50% of first-line patients. Among any-line patients, 68% had received one or more prior lines of therapy and 43% had received two or more prior lines of therapy.

In the twenty (20) evaluable first-line MUM patients in the expansion cohort, the investigator-reviewed data by RECIST 1.1 included: (i) 45% Overall Response Rate, or ORR, in First-Line MUM: 9 of 20 evaluable patients had a confirmed partial response, or PR; (ii) 90% Disease Control Rate, or DCR, in First-Line MUM: 18 of 20 evaluable patients showed disease control, including 9 confirmed PRs, 1 unconfirmed PR and 8 stable disease; and (iii) ~7 months median Progression Free Survival, or PFS, in First-Line MUM.

In the sixty-three (63) evaluable any-line MUM patients at the expansion dose, the investigator-reviewed data by RECIST 1.1 included: (i) 30% ORR in Any-Line MUM: 19 of 63 evaluable patients had a confirmed PR; (ii) 87% DCR in Any-Line MUM: 55 of 63 evaluable patients showed disease control, including 19 confirmed PRs, 4 unconfirmed PRs and 32 stable disease; and (iii) ~7 months median PFS in Any-Line MUM. Notably, the observed median PFS was enhanced from the median PFS of ~5 months as previously reported in September 2022 based on thirty-five (35) evaluable Any-Line MUM patients.

There was a subset of twenty (20) evaluable hepatic-only MUM patients – including first-line and pre-treated patients with only hepatic metastases, for whom the investigator-reviewed data by RECIST 1.1 included: (i) 35% ORR in Hepatic-Only MUM: 7 of 20 evaluable patients had a confirmed partial response (PR); (ii) 100% DCR in Hepatic-Only MUM: 20 of 20 evaluable patients showed disease control, including 7 confirmed PRs, 1 unconfirmed PR and 12 stable disease; and (iii) ~11 months median PFS in Hepatic-Only MUM.

As reported in April 2023, the darovasertib and crizotinib combination therapy continued to observe a manageable adverse event profile in MUM patients (n=68) at the combination expansion doses, with a low rate of drug-related serious adverse events (SAEs). Patients reported predominantly Grade 1 or 2 drug-related adverse events (AE’s): 31% of patients reported at least one Grade 3 AE; no patients observed a Grade 4 AE; and one patient observed a Grade 5 AE. The reported Grade 5 SAE was, we believe, not likely related to study therapies and most likely due to disease progression. The treating investigator assessed the Grade 5 SAE as being of unknown cause, most likely related to disease progression, and possibly related to the study therapies. Principal investigators on the study reviewed the Grade 5 SAE and concluded that the event was most likely due to disease progression. As the sponsor of the clinical trial, we likewise concluded the Grade 5 SAE was most likely due to disease progression and not likely related to study therapies. Four (6%) patients permanently discontinued treatment with either darovasertib or crizotinib due to a drug-related adverse event.

We consider that these data demonstrate robust clinical efficacy of the darovasertib and crizotinib combination in first-line and any-line MUM patients, with a manageable safety profile, and that collectively, these data support initiation of a potential registration-enabling Phase 2/3 clinical trial to evaluate darovasertib and crizotinib as a combination therapy in MUM.

We are continuing to enroll additional patients in our Phase 2 clinical trial evaluating darovasertib in combination with crizotinib in MUM. On May 12, 2023, we continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide IDEAYA with an additional defined quantity of crizotinib at no cost.

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

Darovasertib – Potential Registration-Enabling Clinical Trial in First-Line HLA-A2(-)MUM

We have initiated, with clinical sites open and recruiting patients for enrollment into, a potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002, to evaluate darovasertib and crizotinib as a combination therapy in HLA-A2(-) MUM. We are the sponsor of this registrational Phase 2/3 clinical trial and are also collaborating with Pfizer for supply of crizotinib on this Phase 2/3 registrational trial, pursuant to our Clinical Trial Collaboration and Supply Agreement with Pfizer, or Second Pfizer Agreement.

The protocol of the Phase 2/3 clinical trial design incorporates guidance and feedback following our Type C meeting with the FDA in March 2023. This protocol includes an integrated Phase 2/3 open-label study-in-study design in first-line, or 1L, MUM patients with an HLA-A2(-)serotype. The clinical trial design employs a Phase 2 portion with median PFS as a primary endpoint for potential accelerated approval. Patients enrolled in Phase 2 will continue on treatment within the same study and will be considered, together with additional enrolled patients, to evaluate overall survival, or OS, as primary endpoint of the Phase 3 portion of the clinical trial to support a potential confirmational approval.

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

Patients enrolled in Phase 2 at the selected dose would continue on treatment and be included in the Phase 3 study analysis, supplemented by enrollment of approximately 120 additional patients into the Phase 3 portion of the clinical trial, with 2:1 randomization on the same basis as the Phase 2 portion. Efficacy data from the Phase 3 could support potential approval using median OS as a primary endpoint.

On May 12, 2023, we expanded our relationship with Pfizer to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM by entering into Amendment No. 1 to the Second Pfizer Agreement. Under the as-amended Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. We anticipate that the supply of crizotinib under the Second Pfizer Agreement, as amended, will be sufficient to support the planned Phase 2 and Phase 3 portions of the Phase 2/3 registrational clinical trial.

Darovasertib – Strategy for HLA-A*02:01 Positive MUM

Based on preliminary analyses of darovasertib clinical data from the monotherapy and combination arms of our clinical trial, and based on the darovasertib mechanism of action, we anticipate darovasertib clinical activity independent of Human Leukocyte Antigen, or HLA, status in GNAQ/11-mutation cancers.

Accordingly, we are planning a clinical strategy to separately address MUM patients with an HLA-A*02:01 positive, or HLA-A2(+), serotype. In one approach, we are planning to enroll additional HLA-A2(+) patients in a separate clinical trial, such as our ongoing Phase 2 clinical trial, in MUM patients. In this example, such clinical trial data from darovasertib / crizotinib combination treatment in HLA-A2(+) MUM could support publication and potential inclusion in NCCN Clinical Practice Guidelines in Oncology.

Darovasertib - Neoadjuvant and Adjuvant Therapy in Uveal Melanoma (UM)

We are clinically evaluating the potential for darovasertib as neoadjuvant and/or adjuvant therapy, also referred to as (neo)adjuvant therapy, in primary, non-metastatic UM patients. In April 2023 and in June 2023, we reported preliminary clinical data in the neoadjuvant setting showing evidence of anti-tumor activity that we believe supports further clinical evaluation of darovasertib to determine its potential as a neoadjuvant therapy to either save the eye by avoiding enucleation, or to reduce the tumor thickness in the eye, enabling treatment with less radiation to preserve vision, and as an adjuvant therapy, to potentially extend relapse free survival.

We have initiated, with clinical sites open and recruiting patients for enrollment into, a company-sponsored Phase 2 clinical trial designated as IDE196-009 to evaluate single-agent darovasertib as neoadjuvant treatment of primary UM prior to primary interventional treatment of enucleation or radiation therapy and also as adjuvant therapy following the primary treatment.

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

We are additionally supporting evaluation of darovasertib as (neo)adjuvant therapy in primary UM in the ongoing NADOM IST. Pursuant to an as-amended protocol for the NADOM study, uveal melanoma patients who would otherwise undergo enucleation are instead treated with single agent darovasertib as neoadjuvant treatment for up to six months or maximum benefit – reflecting an increase in potential treatment duration versus the initial approach of one month neoadjuvant therapy, following which they will undergo a primary interventional treatment. Patients will subsequently be treated with darovasterib for up to six months as follow-up adjuvant therapy after the primary interventional treatment.

In April 2023, we reported clinical data demonstrating clinical activity for darovasertib as neoadjuvant therapy in primary UM, including tumor shrinkage in ocular tumor lesions. Data was reported from an ongoing IST evaluating darovasertib in (neo)adjuvant primary uveal melanoma, from a compassionate use protocol in neoadjuvant UM and from patients having an ocular tumor lesion during their course of treatment in the Phase 1 and Phase 1/2 clinical trial evaluating darovasertib as monotherapy or in combination with crizotinib in MUM.

Collectively, as reported in April 2023, we observed tumor shrinkage by investigator review of primary ocular lesions in 9 of 9 (100%) UM or MUM patients treated as monotherapy or in combination with crizotinib, including in six of six patients having primary UM treated with darovasertib as monotherapy (n=5) or in combination with crizotinib (n=1) as neoadjuvant therapy. Ocular tumor shrinkage was measured by various methods, including MRI, ultrasound, CT-scan or PET scan, with best tumor response measurement based on maximal percent reduction in measured apical height or longest basal diameter (LBD). One neoadjuvant UM patient observed 31% ocular tumor shrinkage, reflecting a partial response at 1 month of treatment with darovasertib. Another neoadjuvant UM patient observed ~80% ocular tumor shrinkage after 4 month of treatment with the darovasertib and crizotinib combination under a compassionate use protocol. These data further substantiate clinical proof of concept for the use of darovasertib in the neoadjuvant uveal melanoma setting.

In the compassionate use case, a primary UM patient who was already blind in one eye from vascular disease developed a large uveal melanoma lesion in his other eye which also had an associated cataract. The patient sought neoadjuvant treatment with the darovasertib and crizotinib combination under a compassionate use protocol with a goal to avoid enucleation and potentially preserve vision in the affected eye. The preliminary clinical data showed prompt responsiveness to treatment, including observed progressive tumor shrinkage over each prior month of treatment – namely ~30% after one month and continuing up to ~80% after 4 months of treatment, in each case as determined by investigator measurement of apical height. After 1 month the ocular lesion size was sufficiently reduced to approach the threshold for radiation therapy (e.g., plaque brachytherapy). The patient thus avoided enucleation of the eye having the uveal melanoma, which reflects an initial reported case of systemic neoadjuvant therapy resulting in eye preservation by avoiding enucleation. Additionally, the patient has restored normal vision of the eye following the course of neoadjuvant treatment and treatment of the associated cataract, with a reported post-treatment vision score of 6/5 (measurement in meters: 6/6 m = 20/20 ft), reflecting a >20 fold improvement in vision.

In June 2023, we reported a second case of a primary UM patient who was spared enucleation, which was also the first reported case of a primary UM patient who was treated with darovasertib as monotherapy neoadjuvant therapy and was spared enucleation in the Phase 1 (neo)adjuvant IST. In this reported case, the UM patient observed a 24% reduction in tumor size following four months of neoadjuvant treatment with darovasertib as monotherapy. The reduction in tumor size enabled plaque brachytherapy as a primary interventional treatment rather than an originally planned enucleation.

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

IDE397 – MAT2A Inhibitor in Tumors with MTAP Deletion

IDE397 is a clinical-stage, potent, selective small molecule inhibitor of MAT2A, which we are developing for patients having solid tumors with MTAP deletion. The prevalence of MTAP deletion is estimated to be approximately 15% of all human tumors. MTAP deletion in patient tumors is identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

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

We are proceeding with enrollment of MTAP-deletion patients into a monotherapy Phase 2 expansion cohort with an initial focus on high priority solid tumor types, including non-small cell lung cancer, or NSCLC, bladder, esophageal and gastric cancers. In June 2023, we announced selection of a Phase 2 monotherapy expansion dose for IDE397 and reported observed tumor shrinkage in multiple patients treated with IDE397 monotherapy in our high-priority MTAP-deletion solid tumor types based on experience across several patients in the early phase of the monotherapy dose expansion. These preliminary clinical data for IDE397 monotherapy includes an earlier‐reported unconfirmed PR by RECIST 1.1 which was subsequently confirmed (~47% tumor reduction) and an additional NSCLC patient that observed~33% tumor reduction as measured by CT‐PET.

We are collaborating with Amgen to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to our Clinical Trial Collaboration and Supply Agreement, or the Amgen CTCSA with Amgen. The combination of IDE397 with AMG 193 is a novel and potential first-in-class synthetic lethality combination which targets two distinct and mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5, providing a complementary approach for targeting MTAP-null tumors.

In August 2023, Amgen initiated and has dosed a first patient in the Phase 1/2 clinical trial evaluating the IDE397 and AMG 193 combination, following clearance of the Amgen-sponsored IND and FDA authorization to proceed with the IDE397 / AMG 193 Phase 1/2 clinical trial. The Phase 1/2 clinical trial, (NCT: 05975073 ), will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with AMG 193, with an initial focus for expansion in NSCLC patients and an estimated enrollment of approximately 180 patients.

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

In April 2023, we co-presented preclinical efficacy data with Amgen at the 2023 Annual Meeting of the American Association for Cancer Research, or AACR 2023, for the IDE397 and AMG 193 combination in a NSCLC MTAP-null CDX model. As reflected in these published xenograft data, we observed complete responses following approximately 30 days of combination treatment, starting at study-day 7 through study-day 39, at doses below the maximally efficacious preclinical dose for each of IDE397, such as 1/10th of maximally efficacious dose, and AMG 193. The complete responses were durable from approximately study-day 40 to study-day 100. The IDE397 and AMG 193 combination was well tolerated, with no observed body weight loss through the approximate 30 days of combination treatment.

We also presented preclinical efficacy data showing deep and durable anti-tumor efficacy and pharmacodynamic, or PD, responses for IDE397 in combination with representative MTA-cooperative PRMT5 inhibitors in NSCLC MTAP-null cell-derived xenograft, or CDX, models, and for one representative compound, also in a pancreatic MTAP-null CDX model.

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

IDE161 – PARG Inhibitor in Tumors with Homologous Recombination Deficiency

IDE161 is a small molecule inhibitor of PARG being evaluated in a Phase 1/2 clinical trial designated as IDE161-001 for patients having tumors with HRD and potentially other genetic and/or molecular signatures.

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

We have initiated and are continuing ongoing enrollment of patients having tumors with HRD into the dose escalation portion of a Phase 1/2 clinical trial. Our clinical approach includes evaluating IDE161 as monotherapy with a clinical focus in an expansion cohort of breast cancer patients having tumors with HRD which are ER+ and Her2-. This patient population of ER+ and Her2- breast cancer with HRD represents approximately 10% to 14% of breast cancer patients. The Phase 1/2 clinical trial will also include an expansion cohort of ovarian cancer patients having tumors with HRD, and a basket expansion cohort of other solid tumors with HRD.

We entered into an exclusive license under the Evaluation, Option and License Agreement, by and among the Company, Cancer Research Technologies Ltd., also known as Cancer Research United Kingdom, or CRT, and the University of Manchester, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

In April 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the IDE161-001 Phase 1/2 clinical trial in oncologic diseases.

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDE161, with CRT and University of Manchester.

GSK101 (IDE705) – Pol Theta Helicase Inhibitor in Tumors with Homologous Recombination Deficiency

We discovered GSK101 (IDE705), our Pol Theta Helicase inhibitor clinical development candidate, and evaluated GSK101 in preclinical studies in collaboration with GSK. GSK101 targets the helicase domain of the Pol Theta protein for patients having solid tumors with BRCA or other mutations associated with HRD.

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

GSK submitted an IND to the U.S. FDA and we are anticipating potential IND clearance by the FDA in the third quarter of 2023 to enable clinical evaluation of GSK101 in combination with niraparib, the GSK PARP inhibitor, in patients having tumors with HRD.

GSK is leading clinical development of GSK101 pursuant to the Collaboration, Option and License Agreement, dated as of June 15, 2020, with GSK, or GSK Collaboration Agreement. GSK is responsible for all research and development costs for the Pol Theta program. We are eligible to receive a $7.0 million milestone payment upon acceptance of the IND by the FDA, and a potential additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion. In August 2022, the first preclinical development milestone was achieved in connection with ongoing IND-enabling studies to support evaluation of GSK101, triggering a $3.0 million milestone payment from GSK.

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

We are, in collaboration with GSK, planning for nomination of a Werner Helicase inhibitor development candidate in the second half of 2023.

We plan to continue further preclinical development in collaboration with GSK pursuant to the GSK Collaboration Agreement. We have the potential to receive up to $20.0 million in aggregate milestone payments from GSK for certain milestones which may occur as a Werner Helicase inhibitor advances from preclinical into early Phase 1 clinical trials. These milestones include up to $10.0 million aggregate for a development candidate through IND effectiveness - $3.0 million in connection with IND-enabling studies and $7.0 million upon IND effectiveness.

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

Prospectus Supplement - At-the-Market Facility

In January 2021, we entered into our prior Open Market Sale Agreement, or January 2021 Sales Agreement, with Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of its common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $90.0 million through Jefferies as its sales agent. Pursuant to the January 2021 Sales Agreement, Jefferies, as sales agent, receives a commission of 3.0% of the aggregate gross proceeds that the Company receives from each sale of its shares of common stock sold under the January 2021 Sales Agreement.

During the six months ended June 30, 2023, we sold an aggregate of 152,284 shares of our common stock for aggregate net proceeds of $2.8 million at a weighted average sales price of approximately $18.72 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement with Jefferies as sales agent.

Our Registration Statement on Form S-3, which was filed under the Securities Act and effective as of June 10, 2020, lapsed in June 2023. The January 2021 Sales Agreement was automatically terminated concurrently therewith. As of the termination date of the January 2021 Sales Agreement, approximately $61.8 million of common stock remained available to be sold under the at-the-market facility associated therewith.

On June 26, 2023, we filed a new Registration Statement on Form S-3 (File No. 333- 272936) under the Securities Act as an automatic shelf registration statement as a “well-known seasoned issuer”, as defined in Rule 405 under the Securities Act. On June 26, 2023, we also entered into a new Open Market Sales Agreement, or June 2023 Sales Agreement, with Jefferies relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent.

During the reporting period for the quarter ended June 30, 2023, we sold an aggregate of 10,124 share of our common stock for aggregate net proceeds of $0.2 million at a weighted average sales price of approximately $23.52 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement. As of June 30, 2023, $249.8 million of common stock remained available to be sold under the at-the-market facility associated with the June 2023 Sales Agreement.

Subsequent to the reporting period for the quarter ended June 30, 2023, we sold an aggregate of 76,421 shares of our common stock for aggregate net proceeds of $1.7 million at a weighted average sales price of approximately $23.53 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement with Jefferies as sales agent

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

2023 Public Offering and Sale of IDEAYA Common Stock and Pre-Funded Warrants

On April 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of our common stock at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and other offering expenses.

Status as Emerging Growth Company and Transition to a Large Accelerated Filer

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until December 31, 2023, the last day of the fiscal year in which we were first deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, based on the market value of our common stock held by non-affiliates exceeding $700.0 million as of June 30, 2023. We will transition to a “large accelerated filer” status with effect as of January 1, 2024.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations through June 30, 2023 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or

IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, an affiliate of GSK, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through follow-on underwritten public offerings in July 2021, September 2022 and April 2023. Additionally, we received a non-dilutive upfront cash payment of $100.0 million from GSK in connection with the GSK Collaboration Agreement in July 2020. We also received aggregate non-dilutive cash payments of $3.0 million from GSK for development and regulatory milestones in connection with the GSK Collaboration Agreement.

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

Our net losses were $51.6 million and $36.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $287.0 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners. We are leading and solely responsible for preclinical, translational and clinical research and development, as applicable, for (i) the clinical development of darovasertib, our PKC inhibitor, in combination with crizotinib in the potential registration-enabling IDE196-002 Phase 2/3 clinical trial in MUM, in coordination with Pfizer, the ongoing IDE196-001 Phase 1/2 clinical trial in MUM, in coordination with Pfizer pursuant to the Second Pfizer Agreement, and as a single agent in the IDE196-009 Phase 2 clinical trial as neoadjuvant and adjuvant therapy in primary UM, (ii) the clinical development of IDE397, our MAT2A inhibitor, in the ongoing IDE397-001 Phase 1/2 clinical trial, (iii) the clinical development of IDE161, our PARG inhibitor, in the ongoing IDE161-001 Phase 1/2 clinical trial and (iv) our earlier pipeline programs, including our next-generation synthetic lethality programs.

We are collaborating with Amgen to evaluate the clinical combination of IDE397, our investigational MAT2A inhibitor, in combination with AMG 193, the Amgen investigational PRMT5 inhibitor, in an Amgen-sponsored clinical trial, pursuant to the Amgen CTCSA.

GSK will lead clinical development for GSK101 (IDE705), our Pol Theta helicase inhibitor, and is responsible for all research and development costs for the Pol Theta program. We are collaborating with GSK on preclinical research for our Werner Helicase program, pursuant to the GSK Collaboration Agreement.

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

As of June 30, 2023, we had cash, cash equivalents, and short-term and long-term marketable securities of $510.1 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of this Quarterly Report on Form 10-Q filed August 10, 2023.

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

The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations relating to the WRN R&D Services. We do not anticipate revenue to be recognized in the future in connection with the Pol Theta program, as our performance obligations relating to the Pol Theta R&D Services are complete under the GSK Collaboration Agreement. The remaining contract liabilities under the GSK Collaboration Agreement relate entirely to performance obligations for WRN R&D Services and are classified as short-term contract liabilities, based on our current expectation to complete the performance obligations relating to WRN R&D Services within the next 12-months period. Accordingly, we anticipate that revenue amounts to be recognized related to previously received upfront payments and amounts due and payable to us for research and development services will continue variably and decrease over this next 12-month period.

In the future, revenue may include additional milestone payments, profit sharing, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of various factors, such as the timing and amount of license, research and development services over the next 12-month period, and period to period variability in milestone payments and other payments. The revenue we recognize or generate under the GSK Collaboration Agreement may also fluctuate from period to period over the next 12-month period due to changes to prospective collaboration research budgets or changes to respective allocation of resources as between the parties and as between internal or external (e.g., CRO) sources, in each case on a program-by-program basis, as part of ongoing collaboration research management.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to clinical manufacturing organizations, or CMOs, and clinical research organizations, or CROs, in support of manufacturing and clinical activity for darovasertib, IDE397 and IDE161, consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30, 2023	March 31, 2023
External clinical development expenses (1):
IDE397	$3,467	$3,251
IDE196	5,094	4,720
IDE161	1,867	712
Personnel related and stock-based compensation	9,644	8,870
Other research and development expenses	9,106	10,306
Total research and development expenses	$29,178	$27,859

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

The following table summarizes our external clinical development expenses by program for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
External clinical development expenses (2):
IDE397	$6,718	$3,991
IDE196	9,814	6,198
IDE161	2,579	—
Personnel related and stock-based compensation	18,514	13,101
Other research and development expenses	19,412	19,161
Total research and development expenses	$57,037	$42,451

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and March 31, 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2023	March 31, 2023	Change	% Change
Revenue:
Collaboration revenue	$3,544	$7,880	$(4,336)	(55%)
Operating expenses:
Research and development	29,178	27,859	1,319	5%
General and administrative	7,075	6,300	775	12%
Loss from operations	(32,709)	(26,279)	(6,430)	24%
Interest income and other income, net	4,783	2,639	2,144	81%
Net loss	$(27,926)	$(23,640)	$(4,286)	18%

Collaboration Revenue

Collaboration revenue decreased by $4.3 million, or 55%, from the three months ended March 31, 2023 to the three months ended June 30, 2023. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During the three months ended June 30, 2023, the Company recognized $3.5 million in revenue resulting from the progress in WRN R&D services. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses increased by $1.3 million, or 5%, from the three months ended March 31, 2023 to the three months ended June 30, 2023. The increase in research and development expenses was primarily due to an increase of $0.8 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, $0.6 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, partially offset by a decrease of $0.1 million in other costs primarily for laboratory supplies and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 12%, from the three months ended March 31, 2023 to the three months ended June 30, 2023. The increase in general and administrative expenses was due to an increase in consulting fees of $0.4 million, and an increase in personnel-related expenses of $0.3 million, and facility and software related expenses of $0.1 million.

Interest Income and Other Income, Net

Interest income and other income, net increased by $2.1 million, or 81%, from the three months ended March 31, 2023 to the three months ended June 30, 2023, primarily due to higher interest rates on our investments.

Comparison of Six Months Ended June 30, 2023 and June 30, 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue:
Collaboration revenue	$11,424	$17,210	$(5,786)	(34%)
Operating expenses:
Research and development	57,037	42,451	14,586	34%
General and administrative	13,375	11,478	1,897	17%
Loss from operations	(58,988)	(36,719)	(22,269)	61%
Interest income and other income, net	7,422	650	6,772	1042%
Net loss	$(51,566)	$(36,069)	$(15,497)	43%

Collaboration Revenue

Collaboration revenue decreased by $5.8 million, or 34%, in the six months ended June 30, 2023. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During the six months ended June 30, 2023, the Company recognized $11.4 million in revenue resulting from the progress in WRN R&D services. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses increased by $14.6 million, or 34%, from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase in research and development expenses was primarily due to an increases of $5.4 million in personnel-related expenses mainly due to an increase in headcount to support our growth, $7.6 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, and $1.4 million in other costs primarily for laboratory supplies, licensing fees and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, or 17%, from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to an increase of $1.6 million in personnel-related expenses including salaries, benefits and stock-based compensation, $0.4 million in consulting fees and $0.2 million in facility and software related expenses, partially offset by a decrease of $0.5 million in insurance expenses.

Interest Income and Other Income, Net

Interest income and other income, net increased by $6.8 million, or 1042%, from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily due to higher interest rates on our investments.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment and certain milestone payments received from GSK. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $510.1 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2023 and June 30, 2022, we had net losses of $51.6 million and $36.1 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2023, we had an accumulated deficit of $287.0 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations in support of our short-term and long-term cash requirements, which consists of operational expenditures, including contractual obligations.

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

We lease our current laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of June 30, 2023, we expect to make the total lease payments of $2.7 million through July 2024.

On June 1, 2023, we entered into a new operating lease with DW LSP 5000 Shoreline, LLC for a facility including office and laboratory space in South San Francisco, California, with an anticipated lease and rent commencement date of June 1, 2024. The lease will have an initial term of ten years from the lease and rent commencement date and provides for an aggregate commitment for base rent over the initial term of $36.8 million. Pursuant to the lease, after the initial term, we have two, 5-year options to renew the lease at the then-prevailing market rental rate. Our financial commitments prior to the lease and rent commencement date include prepaid rent of approximately $0.3 million and a security deposit in the form of a letter of credit of $0.6 million, which is reflected in our restricted cash.

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

In April 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the IDE161-001 Phase 1/2 clinical trial in oncologic diseases.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(61,302)	$(39,639)
Investing activities	(97,860)	(4,445)
Financing activities	193,989	1,144
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,827	$(42,940)

Cash Flows from Operating Activities

Net cash used in operating activities was $61.3 million for the six months ended June 30, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $51.6 million, adjusted for net non-cash charges of $6.2 million and changes in net operating assets and liabilities of $16.0 million. Our non-cash charges consisted of $8.4 million in stock-based compensation, $1.2 million in depreciation and $0.8 million amortization of right-of-use assets, partially offset by $4.1 million accretion of discount on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $10.9 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $3.3 million in accrued liabilities and $0.9 million in lease liabilities, and an increase of $2.5 million in prepaid and other assets, partially offset by an increase in accounts payable of $1.6 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $97.9 million for the six months ended June 30, 2023, which consisted of $292.5 million used to purchase marketable securities and $0.9 million used to purchase property and equipment, partially offset by $195.6 million provided by maturities of marketable securities.

Net cash used in investing activities was $4.4 million for the six months ended June 30, 2022, which consisted of $102.2 million used to purchase marketable securities and $2.3 million used to purchase property and equipment, partially offset by $100.1 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $194.0 million for the six months ended June 30, 2023, which consisted primarily of $153.8 million of proceeds from issuance of common stock upon public offering, $35.1 million of proceeds from issuance of pre-funded warrants, $2.5 million of proceeds from ATM offering, and $1.9 million of net proceeds from exercise of common stock options and $0.6 million of proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 7, 2023. For the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2023, we had cash equivalents and marketable securities of $510.1 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Three of our product candidates, IDE397, darovasertib (IDE196) and IDE161, are currently in ongoing clinical trials.

We have had significant operating losses since our inception. Our net losses for the six months ended June 30, 2023 and 2022 were $51.6 million and $36.1 million, respectively. As of June 30, 2023, we had an accumulated deficit of $287.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Three of our product candidates are in early phase clinical trials. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, IDE161, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $510.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib, IDE397 and IDE161 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and our cost sharing obligations with Amgen for the Phase 1/2 clinical trial to evaluate IDE397 in combination with AMG 193. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing clinical trials for IDE397, darovasertib and IDE161;
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

To date, only three of our product candidates, IDE397, darovasertib, and IDE161 have been tested in clinical trials, and they have been observed to be generally well tolerated, with certain drug-related SAEs and AEs being reported for darovasertib, as monotherapy and in combination with crizotinib, and for IDE397.

If unacceptable side effects arise in the further development of darovasertib, including in combination with crizotinib, in the further development of IDE397, including in combination with PRMT5 inhibitors, in the further development of IDE161, or in the development of any of our other product candidates, we, the FDA or comparable foreign regulatory authorities, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

Further, approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation, or IVDR, entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. However, on October 14, 2021, the European Commission had proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applies since May 26, 2022 but there is a tiered system extending the grace period for many in vitro diagnostic medical devices (depending on their risk classification) before they have to be fully compliant with the regulation.

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

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. MingSight is developing a PKC beta inhibitor in chronic lymphocytic leukemia, or CLL, and diabetic macular edema, both in Phase 1 studies. Varian Biopharmaceuticals is advancing a preclinical-stage atypical PCK iota inhibitor, including as a dermatologic gel formulation for potential topical treatment of Basal Cell Carcinoma, or BCC. Exscientia is developing a PKC theta inhibitor in inflammatory diseases in Phase 1 studies. HotSpot Therapeutics is advancing a program targeting PKC-theta. Varsity Pharma is developing a PKC inhibitor in CLL. We are aware of other companies that are conducting research and development of potential therapies for primary UM or for MUM based on other targets and approaches. For example, Aura Biosciences is developing AU-011 a virus-like drug conjugate (VDC) as local treatment for early-stage choroidal melanoma. Immunocore is developing and commercializing Tebentafusp, also known under its branded name as Kimmtrak for the treatment of adult patients with HLA-A*02:01-positive unresectable or metastatic uveal melanoma. Novartis is developing DYP688, an antibody-drug-conjugate, or ADC, with a GNAQ-11 inhibitor payload in a Phase 1/2 clinical trial in MUM.

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is preclinically evaluating a small molecule MAT2A inhibitor designated as S95035.

For IDE161, we are not aware of any other clinical-stage therapies targeting PARG. Several companies are conducting preclinical research to develop PARG inhibitors, including Sumitomo, Nodus Oncology, SynRx, 858 Therapeutics and Satya Pharma Innovations, and based on information and belief, potentially NeoMed Institute and 858 Therapeutics.

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

As of June 30, 2023, we had 116 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into an ongoing global pandemic. As of July 2023, the coronavirus has spread around the world and the United States continues to experience outbreaks of COVID-19 and its variant strains. As states and localities increasingly lift COVID-19 protocols, our offices have reopened and we have permitted travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment, remote working and clinical trials, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture. We will continue to monitor the extent and impact of the pandemic and, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the six months ended June 30, 2023, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Although no third party has asserted a claim of patent infringement against us as of June 30, 2023, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK data protection regime, which imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR (e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2023, we have outstanding a total of 57.4 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of June 30, 2023, approximately 11.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including D&O insurance, on acceptable terms.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, as a result of our ceasing to be an emerging growth company and being deemed a large accelerated filer as of January 1, 2024, commencing with our Annual Report on Form 10-K for the year ending December 31, 2023, our independent registered public accounting firm will be required to issue an opinion on the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, we will also have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense as well. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

In order to provide the reports required by these rules, we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our audited financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on CROs and contract manufacturing organizations, or CMOs, to provide timely and accurate notice of their costs to us and on GSK to provide timely and accurate reports of cost sharing under the GSK Collaboration Agreement. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.

If we are unable to maintain effective internal controls, our business, financial position, results of operations and prospects could be adversely affected.

As a public company, we are subject to reporting and other obligations under the Exchange Act, including Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. As a result of our ceasing to be an emerging growth company and being deemed a “large accelerated filer” as of January 1, 2024, commencing with our Annual Report on Form 10-K for the year ending December 31, 2023, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources, which we expect to further increase in 2024 when we will no longer be an emerging growth company and will be deemed a large accelerated filer.

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

We are currently an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

We will cease to be an emerging growth company and will be deemed to be a large accelerated filer as of January 1, 2024. As a large accelerated filer, we will have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	3/7/2023	4.3

4.4	Form of Pre-funded Warrant.	8-K	4/27/2023	4.1

10.1†	Amendment No. 4 to Clinical Trial Collaboration and Supply Agreement (“Pfizer Agreement”), dated as of May 12, 2023, by and between Pfizer Inc. and IDEAYA Biosciences, Inc.				X

10.2†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement (“Second Pfizer Agreement”), dated as of May 12, 2023, by and between Pfizer Inc. and IDEAYA Biosciences, Inc.				X

10.3	Lease Agreement, dated as of June 1, 2023, by and between IDEAYA Biosciences, Inc. and DW LSP 5000 Shoreline, LLC.				X

10.4#	Non-Employee Director Compensation Program.				X

10.5#	Amended and Restated Employment Agreement, dated as of July 1, 2023 by and between IDEAYA Biosciences, Inc. and Andres Ruiz Briseno.				X

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

IDEAYA Biosciences, Inc.

Date: August 10, 2023	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Chief Financial Officer
(Principal Financial Officer)