Form 10-Q
period 2023-09-30
IDEAYA Biosciences, Inc.
filed 2023-11-07
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 64,459,472 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our IDE196 (darovasertib)Phase 1/2 clinical trials, IDE397 Phase 1/2 clinical trials and IDE161 Phase 1 clinical trial;
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
•
our expectations about the impact of macroeconomic developments, such as health epidemics or pandemics, macro-economic uncertainties, social unrest, geopolitical hostilities, natural disasters or other catastrophic events, on our business, and operations, including clinical trials, manufacturing suppliers and collaborators, and on our results of operations and financial condition;
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
•
our expectations regarding the potential market size and size of the potential patient populations for IDE196, IDE397, IDE161, our other product candidates and any future product candidates, if approved for commercial use;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended September 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$151,850	$68,632
Short-term marketable securities	316,901	296,197
Accounts receivable	6,703	211
Prepaid expenses and other current assets	6,728	5,414
Total current assets	482,182	370,454
Restricted cash	722	106
Long-term marketable securities	42,394	8,317
Property and equipment, net	6,192	6,509
Right-of-use assets	1,347	2,484
Other non-current assets	105	99
Total assets	$532,942	$387,969
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,169	$4,280
Accrued liabilities	16,188	16,999
Contract liability	1,439	8,568
Operating lease liabilities - current	2,097	1,871
Total current liabilities	24,893	31,718
Long-term contract liability	—	5,185
Long-term operating lease liabilities	—	1,611
Total liabilities	24,893	38,514
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 58,626,437 and 48,193,179 shares issued and outstanding as of September 30, 2023 and December 31, 2022	6	5
Additional paid-in capital	823,202	587,724
Accumulated other comprehensive loss	(750)	(2,871)
Accumulated deficit	(314,409)	(235,403)
Total stockholders’ equity	508,049	349,455
Total liabilities and stockholders’ equity	$532,942	$387,969

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$8,038	$29,699	$19,463	$46,909
Total revenue	8,038	29,699	19,463	46,909
Operating expenses
Research and development	33,701	22,372	90,738	64,823
General and administrative	7,863	6,667	21,237	18,145
Total operating expenses	41,564	29,039	111,975	82,968
Income (loss) from operations	(33,526)	660	(92,512)	(36,059)
Other income
Interest income and other income, net	6,086	955	13,506	1,605
Net income (loss)	$(27,440)	$1,615	$(79,006)	$(34,454)
Unrealized gains (losses) on marketable securities	429	(373)	2,121	(3,290)
Comprehensive income (loss)	$(27,011)	$1,242	$(76,885)	$(37,744)
Net income (loss) per common share, basic	$(0.46)	$0.04	$(1.44)	$(0.88)
Weighted average number of common shares outstanding used in computing net loss per share, basic	59,999,449	40,301,568	54,916,150	39,191,098
Net income (loss) per common share, diluted	$(0.46)	$0.04	$(1.44)	$(0.88)
Weighted average number of common shares outstanding used in computing net loss per share, diluted	59,999,449	41,109,571	54,916,150	39,191,098

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of June 30, 2023	57,440,328	$6	$789,751	$(1,179)	$(286,969)	$501,609
Issuance of common stock related to at-the-market offering program, net of issuance costs	1,036,421	—	26,294	—	—	26,294
Issuance of common stock upon exercise of stock options	149,688	—	1,856	—	—	1,856
Stock-based compensation	—	—	5,301	—	—	5,301
Other comprehensive income	—	—	—	429	—	429
Net loss	—	—	—	—	(27,440)	(27,440)
Balances as of September 30, 2023	58,626,437	$6	$823,202	$(750)	$(314,409)	$508,049

Balances as of June 30, 2022	38,704,010	$4	$485,763	$(3,629)	$(212,817)	$269,321
Issuance of common stock upon follow-on public offering, net of issuance costs	8,761,905	1	86,073	—	—	86,074
Issuance of common stock related to at-the-market offering program, net of issuance costs	599,671	—	8,980	—	—	8,980
Issuance of common stock upon exercise of stock options	24,772	—	148	—	—	148
Stock-based compensation	—	—	3,004	—	—	3,004
Other comprehensive loss	—	—	—	(373)	—	(373)
Net income	—	—	—	—	1,615	1,615
Balances as of September 30, 2022	48,090,358	$5	$583,968	$(4,002)	$(211,202)	$368,769

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	48,193,179	$5	$587,724	$(2,871)	$(235,403)	$349,455
Issuance of common stock upon follow-on public offering, net of issuance costs	8,858,121	1	153,590	—	—	153,591
Issuance of pre-funded warrants to purchase common stock	—	—	35,132	—	—	35,132
Issuance of common stock related to at-the-market offering program, net of issuance costs	1,188,705	—	28,719	—	—	28,719
Issuance of common stock upon exercise of stock options	344,278	—	3,709	—	—	3,709
Employee stock purchase plan (ESPP) purchase	42,154	—	637	—	—	637
Stock-based compensation	—	—	13,691	—	—	13,691
Other comprehensive income	—	—	—	2,121	—	2,121
Net loss	—	—	—	—	(79,006)	(79,006)
Balances as of September 30, 2023	58,626,437	$6	$823,202	$(750)	$(314,409)	$508,049

Balances as of December 31, 2021	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514
Issuance of common stock upon follow-on public offering, net of issuance costs	8,761,905	1	86,073	—	—	86,074
Issuance of common stock related to at-the-market offering program	601,844	—	8,905	—	—	8,905
Issuance of common stock upon exercise of stock options	147,685	—	931	—	—	931
Employee stock purchase plan (ESPP) purchase	45,879	—	435	—	—	435
Stock-based compensation	—	—	8,654	—	—	8,654
Other comprehensive loss	—	—	—	(3,290)	—	(3,290)
Net loss	—	—	—	—	(34,454)	(34,454)
Balances as of September 30, 2022	48,090,358	$5	$583,968	$(4,002)	$(211,202)	$368,769

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(79,006)	$(34,454)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,847	1,543
Net amortization (accretion) of premiums (discounts) on marketable securities	(7,677)	432
Stock-based compensation	13,691	8,654
Amortization of right-of-use assets	1,137	1,050
Changes in assets and liabilities
Accounts receivable	(6,492)	(2,346)
Prepaid expenses and other assets	(1,321)	(492)
Accounts payable	890	1,467
Accrued and other liabilities	(846)	4,249
Contract liabilities	(12,314)	(42,651)
Lease liabilities	(1,385)	(1,257)
Net cash used in operating activities	(91,476)	(63,805)
Cash flows from investing activities
Purchases of property and equipment, net	(1,530)	(3,443)
Purchases of marketable securities	(374,375)	(190,307)
Maturities of marketable securities	329,392	170,622
Net cash used in investing activities	(46,513)	(23,128)
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	153,591	86,480
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	28,754	8,995
Proceeds from issuance of pre-funded warrants to purchase common stock, net of issuance costs	35,132	—
Proceeds from ESPP purchase	637	435
Proceeds from exercise of common stock options	3,709	931
Net cash provided by financing activities	221,823	96,841
Net increase (decrease) in cash, cash equivalents and restricted cash	83,834	9,908
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	68,738	92,152
Cash, cash equivalents and restricted cash, at end of period	$152,572	$102,060

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$151,850	$101,954
Restricted cash	722	106
Cash, cash equivalents and restricted cash	$152,572	$102,060

Supplemental disclosure of cash flow information:
Cash paid for interest	$37	$46
Supplemental non-cash investing and financing activities:
Unpaid offering costs	$35	$496

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

During the reporting period for the quarter ended September 30, 2023, we sold an aggregate of 1,036,421 shares of our common stock for aggregate net proceeds of $26.3 million at a weighted average sales price of approximately $26.27 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement. As of September 30, 2023, $222.5 million of common stock remained available to be sold under the at-the-market facility associated with the June 2023 Sales Agreement.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $314.4 million as of September 30, 2023. The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, and payments received from its collaboration arrangement. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $511.1 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2023 and September 30, 2022 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 and cash flows for the nine months ended September 30, 2023 and September 30, 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

As of September 30, 2023, financial assets measured and recognized at fair value are as follows (in thousands):

		September 30, 2023
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities(1)	Level 2	$313,388	$23	$(627)	$312,784
Corporate bonds	Level 2	15,531	—	(101)	15,430
Commercial paper(2)	Level 2	142,713	—	(45)	142,668
Marketable securities		471,632	23	(773)	470,882
Money market funds(3)	Level 1	39,772	—	—	39,772
Total fair value of assets		$511,404	$23	$(773)	$510,654

(1)
$12.0 million was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
(2)
$99.5 million was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
(3)
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

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of September 30, 2023 and December 31, 2022, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of September 30, 2023 and December 31, 2022.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(In Years)	2023	2022
Laboratory equipment	5	$10,857	$9,743
Computer equipment	3	261	261
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	3,321	3,321
Furniture and fixtures	5	506	506
Total property and equipment		15,176	14,062
Less: Accumulated depreciation and amortization		(8,984)	(7,553)
Property and equipment, net		$6,192	$6,509

Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $1.8 million and $1.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development expenses	$9,233	$11,146
Accrued salaries and benefits	6,236	5,248
Legal and professional fees	719	513
Other	—	92
Accrued liabilities	$16,188	$16,999

5. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2023.

6. Income Taxes

For the three and nine months ended September 30, 2023 and September 30, 2022, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize certain research and experimental expenditures and amortize them over five or fifteen years pursuant to the Internal Revenue Code Section 174. As of September 30, 2023, the Company has performed a high-level assessment of the potential tax impact related to this change in tax law and does not expect to have any material tax impact for the year ending December 31, 2023 due to the Company's cumulative losses and full valuation allowance.

7. Common Stock

As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, no dividends have been declared to date.

On April 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of our common stock at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants (the “Warrants”) to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and other offering expenses. As of September 30, 2023, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	Number of Shares subject to Outstanding Warrants
April 27, 2023	None	$0.0001	2,020,270

The Warrants are classified as a component of Stockholders’ Equity within Additional Paid-in-Capital. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, are indexed to the Company’s common stock and meet the equity classification criteria. The Warrants will not expire until they are fully exercised. As of September 30, 2023, no shares underlying the Warrants had been exercised.

The Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2023	2022
Outstanding options under the 2015, 2019 and 2023 Plans	7,050,373	5,097,263
Shares available for grant under the 2019 Plan	664,458	664,919
Shares available for grant under the 2023 Inducement Plan	630,800	—
Shares available under the Employee Stock Purchase Plan	1,346,300	906,523
Pre-funded warrants issued and outstanding	2,020,270	—
Total	11,712,201	6,668,705

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

As of September 30, 2023, the number of shares available for issuance under the 2023 Inducement Plan was 630,800.

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

As of September 30, 2023, the number of shares available for issuance under the 2019 Plan was 664,458.

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

As of September 30, 2023, a total of 1,346,300 shares of common stock were reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year. For the nine months ended September 30, 2023 and

September 30, 2022, the Company recorded $0.4 million and $0.3 million, respectively, of compensation expense related to participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$3,051	$1,583	$7,843	$4,484
General and administrative	2,250	1,421	5,848	4,170
Total stock-based compensation expense	$5,301	$3,004	$13,691	$8,654

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2023	5,097,263	$12.93	7.84	$29.58
Options granted	2,561,071	$18.34
Options exercised	(344,278)	$10.77
Options canceled	(263,683)	$17.67
Balance, September 30, 2023	7,050,373	$14.82	7.99	$84.57
Exercisable as of September 30, 2023	2,925,960	$11.46	6.56	$44.92
Vested and expected to vest as of September 30, 2023	7,050,373	$14.82	7.99	$84.57

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 and September 30, 2022 was $13.54 and $9.51 per share, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2023 and September 30, 2022 was $4.0 million and $1.2 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of September 30, 2023 and December 31, 2022, total unrecognized stock-based compensation expense for stock options was $46.8 million and $28.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.72 years and 2.65 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term	6.1 years	6.1 years	6.1 years	6.1 years
Expected volatility	83.3% - 84.5%	86.8% - 89.9%	83.3% - 86.9%	86.8% - 89.9%
Risk-free interest rate	4.2% - 4.6%	2.7% - 3.9%	3.6% - 4.6%	1.6% - 3.9%
Dividend yield	0%	0%	0%	0%

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

9. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, the Company entered into a Collaboration, Option and License Agreement (the “GSK Collaboration Agreement”), with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited (“GSK”), pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting methionine adenosyltransferase 2a, or MAT2A, DNA Polymerase Theta, or Pol Theta, and Werner Helicase, or WRN. On July 27, 2020 (the “Effective Date”), the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of September 30, 2023, GSK has made aggregate payments to the Company in the amount of $3.0 million for the achievement of certain development and regulatory milestones with respect to a Pol Theta product.

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

GSK had a right to initiate, or to request that the Company initiate, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial, prior to GSK’s waiver of its rights to exercise its Option. GSK would have been solely responsible for costs of the conduct of the MAT2A Combination Trial, except for supply of the MAT2A product therefor, which would be provided by the Company at its own cost. In January, 2022, GSK notified the Company of its decision to not proceed with the MAT2A Combination Trial under the GSK Collaboration Agreement.

Pol Theta Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize Pol Theta products arising out of the Pol Theta program. GSK and the Company collaborated on preclinical research for the Pol Theta program, and GSK is leading clinical development for the Pol Theta program. GSK is responsible for all research and development costs for the Pol Theta program.

The Company will be eligible to receive total development and regulatory milestones of up to $485.0 million, with respect to each Pol Theta product, including as applicable, for multiple Pol Theta products that target certain alternative protein domains or are based on alternative modalities. Additionally, the Company is eligible to receive up to $475.0 million of commercial milestones with respect to each Pol Theta product. The Company is also entitled to receive tiered royalties on global net sales of Pol Theta products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions.

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

An IND was submitted and has been cleared by the U.S. FDA in August 2023 to enable clinical evaluation in combination with niraparib, triggering a $7.0 million milestone payment, which the Company received in October 2023.

The Company has the potential to achieve an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate later‐stage development and regulatory milestones of up to $465 million.

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

The Company will be eligible to receive total development milestones of up to $485.0 million, with respect to each WRN product, including as applicable, for multiple WRN products that are based on alternative modalities. Additionally, the Company will be eligible to receive up to $475.0 million of commercial milestones with respect to each WRN product. The Company will be entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. The Company will have a right to opt-out of the 50% U.S. net profit share and corresponding research and development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the WRN program at the time of opt-out.

General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, the Company and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN, Pol Theta, or MAT2A prior to the GSK MAT2A Option Waiver for an agreed upon period of time. Such restriction has ceased to apply with respect to MAT2A following GSK waiver of its right to exercise the Option. The Company and GSK will form a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement. Ownership of intellectual property developed under the GSK Collaboration Agreement is allocated between or shared by the parties depending on development and subject matter.

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

In May 2023, we continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide IDEAYA with an additional defined quantity of crizotinib at no cost.

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

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis International Pharmaceuticals Ltd. (“Novartis”) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor for the treatment of cancers having GNAQ and GNA11 mutations. Under the license agreement, the Company is liable to make contingent development and sales-based milestone payments of up to $29.0 million and mid to high single-digit royalty payments based on net sales of the licensed products. Because the achievement of these milestones had not occurred or was not considered probable as of September 30, 2023, such contingencies have not been recorded in the Company's condensed consolidated financial statements.

Amgen Clinical Trial Collaboration and Supply Agreement

In July 2022, the Company entered into a clinical collaboration and supply agreement with Amgen Inc. (“Amgen”) to clinically evaluate IDE397, the Company's investigational MAT2A inhibitor, in combination with AMG 193, the Amgen investigational small molecule MTA-cooperative inhibitor of PRMT5, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial (the “Amgen CTCSA"). Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. The Company and Amgen will jointly share external costs of the study and will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to their respective compounds, including with respect to use as a monotherapy agent or combination agent.

Cancer Research Technology Ltd. and University of Manchester Exclusive Option and License Agreement

In January 2022, the Company exercised its option for an exclusive worldwide license covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (CRT) and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000. The Company will be obligated to make payments to CRT aggregating up to a total of £19.5 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. The Company will also pay low single-digit tiered royalties, and potentially also sales-based milestones, to CRT based on net sales of licensed products. In addition, in the event the Company sublicenses the intellectual property, it will also be obligated to pay CRT a specified percentage of any sublicense revenue.

In April 2023, the Company incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the Phase 1/2 clinical trial in oncologic diseases.

The Company will be obligated to make future milestone payments to CRT aggregating up to £18.75 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, including an aggregate of up to £1.5 million and up to £2.25 for the achievement of certain Phase 2 and Phase 3 development milestones, respectively, in each case as relating to first and second tumor histologies.

10. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 9, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
MAT2A	$2,556	$18,336	$2,767	$29,935
Pol Theta	2,062	8,573	2,233	11,917
WRN	3,420	2,790	14,463	5,057
Total collaboration revenue	$8,038	$29,699	$19,463	$46,909

Contract Balances

The following table presents the significant changes in the balance of contract liabilities during the nine months ended September 30, 2023 (in thousands):

Contract liabilities
Balance as of December 31, 2022	$13,753
Reclassification to revenue, as the result of performance obligations satisfied	(19,463)
Increase in accounts receivable	7,149
Balance as of September 30, 2023	$1,439

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

In June 2022, the Company announced the nomination of Pol Theta Helicase Inhibitor DC and in August 2022, announced the achievement of an initial preclinical development milestone of $3.0 million in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC. An IND for Pol Theta program was then submitted and has been cleared by the U.S. FDA in August 2023 to enable clinical evaluation in combination with niraparib, triggering a $7.0 million milestone payment, which the Company received in October 2023.

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

Transaction price allocated to the remaining performance obligations

The following table presents the transaction price allocated to the remaining performance obligations as of September 30, 2023 (in thousands):

Performance Obligations	Allocation of Transaction Price
WRN R&D Services	1,439
Total transaction price allocated to the remaining performance obligations	$1,439

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

11. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$(27,440)	$1,615	$(79,006)	$(34,454)
Denominator:
Weighted-average shares outstanding, basic(1)	59,999,449	40,301,568	54,916,150	39,191,098
Effect of dilutive shares	—	808,003	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stock, diluted(1)	59,999,449	41,109,571	54,916,150	39,191,098
Net income (loss) per share attributable to common stockholders, basic	$(0.46)	$0.04	$(1.44)	$(0.88)
Net income (loss) per share attributable to common stockholders, diluted	$(0.46)	$0.04	$(1.44)	$(0.88)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company's common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended September 30, 2023.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2023	2022
Options to purchase common stock	7,050,373	4,969,739
Total	7,050,373	4,969,739

12. Subsequent Events

In October 2023, subsequent to the reporting period for the quarter ended September 30, 2023, the Company achieved the first preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Werner Helicase, triggering a $3.0 million milestone payment receivable.

In October 2023, subsequent to the reporting period for the quarter ended September 30, 2023, the Company received a $7.0 million milestone payment from GSK based on acceptance of the IND for our Pol Theta Helicase Inhibitor, GSK101, by the FDA.

On October 27, 2023, subsequent to the reporting period for the quarter ended September 30, 2023, the Company completed a further underwritten public follow-on offering. The offering consisted of 5,797,872 shares of our common stock at an offering price to the public of $23.50 per share, including 797,872 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 319,150 shares of common stock at a public offering price of $23.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $143.7 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $134.7 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Overview

We are a precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our clinical pipeline includes four potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE161 (PARG) and GSK101 (Pol Theta Helicase). We own or control all commercial rights of the three most-advanced of these product candidates: darovasertib, IDE397 and IDE161. We are also advancing our Werner Helicase program for which we have selected a development candidate in collaboration with GSK and, subject to investigational new drug-, or IND-, enabling studies, are targeting an IND in 2024. We also have multiple earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

Our most advanced clinical program is evaluating darovasertib, or IDE196, a small molecule protein kinase C, or PKC, inhibitor, in uveal melanoma, or UM. We are evaluating darovasertib in combination with crizotinib, an investigational cMET inhibitor in a potential registrational clinical trial in patients having metastatic UM, or MUM. We are also evaluating darovasertib as monotherapy in a Phase 2 clinical trial in primary UM. We are further evaluating darovasertib in combination with crizotinib in a Phase 2 clinical trial in patients with cutaneuous melanoma, alternatively referred to as skin melanoma.

We have initiated a potential registration-enabling Phase 2/3 clinical trial to evaluate the darovasertib and crizotinib combination in MUM patients with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype. We have dosed multiple patients and have opened multiple clinical sites where we are recruiting patients for enrollment in this planned global Phase 2/3 clinical trial. We reported positive interim clinical data in April 2023 from our Phase 2 clinical trial evaluating darovasertib and crizotinib in MUM. We also reported updated darovasertib clinical top line results, circulating tumor DNA, or ctDNA data and HLA-A2(-)/(+) data subsets from this Phase 2 clinical trial, as well as HLA-A2(-)/(+) prevalence based on our broader clinical experience in MUM, at the European Society for Medical Oncology’s Congress in October 2023, or ESMO 2023.

We are also planning to enroll additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients. This strategy reflects observed darovasertib clinical activity irrespective of HLA serotype as reported at ESMO 2023, and demonstrates our commitment to fully address the high unmet medical need in MUM.

We separately initiated and have dosed a first patient in our Phase 2 clinical trial evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary UM, with ongoing enrollment and multiple clinical sites open. We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma”, or NADOM, and led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne. We reported proof-of-concept evidence in April 2023, June 2023 and October 2023 for darovasertib as neoadjuvant therapy in primary UM.

IDE397, our small molecule methionine adenosyltransferase 2a, or MAT2A, inhibitor, is being evaluated in a Phase 1/2 clinical trial. We are actively enrolling into the Phase 2 monotherapy expansion cohort in selected priority indications for patients having tumors with methylthioadenosine phosphorylase, or MTAP, gene deletion, including squamous non-small cell lung cancer, or NSCLC, bladder, gastric and esophageal cancers. We observed IDE397 monotherapy responses in multiple priority solid tumor types based on experience across several patients in the early phase of the Phase 2 dose expansion.

In collaboration with Amgen, we achieved IND clearance for and have dosed a first patient in an Amgen-sponsored Phase 1/2 clinical trial evaluating IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion, or the IDE397/AMG193 combination study. This potential first-in-class synthetic lethality combination targets mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5 and is supported by compelling preclinical anti-tumor efficacy presented at the 2023 Annual Meeting of the American Association for Cancer Research, or AACR 2023.

IDE161, our small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor, is being evaluated in a Phase 1 clinical trial, which is currently in monotherapy expansion, with a strategic focus in estrogen receptor positive, or ER+, human epidermal growth factor receptor 2 negative, or Her2(-), HRD+ breast cancer as well as HRD+ ovarian cancer with homologous recombination deficiency, or HRD, and other solid tumors with HRD, such as endometrial cancer and colorectal cancer, in each case with HRD. We are, in parallel, continuing with Phase 1 dose optimization of IDE161 in patients having tumors with HRD. We have observed multiple partial responses, or PRs, by RECIST 1.1. and tumor shrinkage in priority solid tumor types early in the Phase 1 dose escalation and at the expansion dose. We received Fast Track Designation from the U.S. Food and Drug Administration, or FDA for IDE161 for ovarian cancer and breast cancer indications, specifically for the treatment of (i) adult, pretreated, platinum-resistant advanced or metastatic ovarian cancer patients having tumors with BRCA1/2 mutations and (ii) adult, pretreated, advanced or metastatic hormone receptor positive, or HR+, Her2- and BRCA1/2 mutant breast cancer patients.

GSK101 (IDE705), our Pol Theta Helicase inhibitor clinical development candidate, is a potential first-in-class small molecule inhibitor of the helicase domain of Polymerase Theta, or Pol Theta. GSK101 was discovered and evaluated in preclinical studies in collaboration with GSK. The IND for GSK101 has been cleared by the FDA and we anticipate initiation of first-in-human studies in the fourth quarter of 2023. GSK plans to evaluate GSK101 under a GSK-sponsored clinical trial in combination with niraparib, the GSK small molecule inhibitor of poly-(ADP-ribose) polymerase, or PARP, for the treatment of patients having tumors with BRCA or other homologous recombination, or HR, mutations, or homologous recombination deficiency, or HRD.

GSK is leading clinical development for GSK101 and is responsible for all research and development costs for the Pol Theta program. In August, 2023, we earned a $7.0 million milestone payment upon acceptance of the IND for GSK101 by the FDA, payment for which was received in October 2023 subsequent to the September 30, 2023 reporting period. We are next eligible to receive a potential additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

We have selected a Werner Helicase Inhibitor Development Candidate, or DC, in collaboration with GSK. This Werner Helicase Inhibitor DC is targeting the helicase domain of the Werner, or WRN, protein, for patients having tumors with high microsatellite instability, or MSI. In October 2023, subsequent to the September 30, 2023 reporting period, we earned a $3 million milestone from GSK in connection with IND-enabling studies for the Werner Helicase Inhibitor DC. We are, in collaboration with GSK, targeting an IND submission in 2024 to enable first-in-human clinical evaluation of our Werner Helicase Inhibitor DC in high MSI tumors.

We have multiple wholly owned preclinical-stage programs on undisclosed targets to enable the next wave of precision medicine therapeutics in our pipeline. These preclinical programs are focused on opportunities that we believe have the potential to be first-in-class and/or best-in-class. We are targeting to submit an IND for one or more of these programs in 2025.

We have established a robust precision medicine research platform with capabilities for identification and validation of new targets and biomarkers, drug discovery and translational biology. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations that are most likely to benefit from these targeted therapies. Our small molecule drug discovery expertise includes discovery and development of small molecule therapeutics. The drug discovery platform includes our proprietary chemical library, INQUIRE™, structure-based drug design enabled by extensive structural biology and crystallography capabilities, and our proprietary content-based machine-learning engine, HARMONY™, providing effective and efficient molecular design and structure-activity-relationship, or SAR, cycles. We have deep research and development expertise in synthetic lethality – which represents an emerging class of precision medicine targets. We are applying these capabilities to develop a robust pipeline in precision medicine oncology.

Darovasertib – PKC Inhibitor Clinical Candidate in Uveal Melanoma

Darovasertib is our most advanced clinical-stage product candidate. Darovasertib is a potent, selective small molecule inhibitor of PKC that we are developing for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We are pursuing a clinical strategy for darovasertib to broadly address uveal melanoma, alternatively referred to as ocular melanoma, as both primary and metastatic disease. Greater than 90% of uveal melanoma patients have tumors harboring GNAQ or GNA11 mutations. There are no FDA approved systemic therapies for primary UM, as either neoadjuvant or adjuvant therapies. There are likewise no FDA approved therapies for patients having MUM with HLA-A*02:01 negative, or HLA-A2(-), serotype. These primary UM patients and HLA-A2(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients. We have a separate, independent clinical strategy to address HLA-A*02:01 positive, or HLA-A2(+),MUM patients.

The potentially addressable patient population for metastatic UM is estimated to include an annual incidence of approximately 4,500 patients across the United States, or U.S., and Europe, with an estimated total prevalence of approximately 100,000 patients in the U.S. and Europe. (Neo)Adjuvant UM represents a significant expansion opportunity for darovasertib – with a potential annual incidence of approximately 8,700 patients aggregate in U.S. and Europe and with an estimated total prevalence of approximately 14,000 patients in the U.S. and Europe. We own or control all commercial rights in our darovasertib program in uveal melanoma, including in MUM and in primary UM, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

Darovasertib – Potential Registration-Enabling Clinical Trial in First-Line HLA-A2(-)Metastatic Uveal Melanoma

We have initiated, with multiple patients dosed, and are actively recruiting patients for enrollment into open clinical sites in our potentially registration-enabling Phase 2/3 clinical trial, designated as IDE196-002, to evaluate darovasertib and crizotinib as a combination therapy in HLA-A2(-) MUM. We are the sponsor of this registrational Phase 2/3 clinical trial and are also collaborating with Pfizer for supply of crizotinib on this Phase 2/3 registrational trial, pursuant to our Clinical Trial Collaboration and Supply Agreement with Pfizer, or Second Pfizer Agreement.

The protocol of the Phase 2/3 clinical trial design incorporates guidance and feedback following our Type C meeting with the FDA in March 2023. This protocol includes an integrated Phase 2/3 open-label study-in-study design in first-line MUM patients with an HLA-A2(-)serotype. The clinical trial design employs a Phase 2 portion with median PFS as a primary endpoint for potential accelerated approval. Patients enrolled in Phase 2 will continue on treatment within the same study and will be considered, together with additional enrolled patients, to evaluate overall survival, or OS, as the primary endpoint of the Phase 3 portion of the clinical trial to support a potential confirmational approval.

In the Phase 2 portion of the clinical trial, approximately 230 patients will be randomized on a 2:1 basis for treatment with the darovasertib and crizotinib combination in the treatment arm or investigators choice in the control arm, selected from (a) a combination of ipilimumab (ipi) and nivolumab (nivo), (b) PD1-targeted monotherapy or (c) dacarbazine. The treatment arm of the Phase 2 portion of the clinical trial includes a nested study to confirm the move forward combination dose for the integrated Phase 2/3 clinical trial – including cohorts at the Phase 2 expansion doses of (i) darovasertib 300 mg BID + crizotinib 200 mg BID and (ii) darovasertib 200 mg BID + crizotinib 200 mg BID. Under the nested study design, patients enrolled in the cohort at the move forward dose will be included within the Phase 2/3 registrational clinical trial. The Phase 2 portion of the clinical trial contemplates an efficacy and safety data set of approximately 200 patients randomized 2:1 with the treatment arm at the move forward dose to support a potential accelerated approval based on median PFS by blinded independent central review, or BICR, as a primary endpoint. Accelerated approval is intended to allow for earlier approval of drugs that treat serious conditions and fill an unmet medical need based on a demonstration of effectiveness on a surrogate endpoint.

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

In parallel, we are continuing to evaluate darovasertib in our ongoing Phase 2 clinical trial, designated as IDE196-001, as a combination therapy with crizotinib in MUM patients. We are the sponsor of this Phase 2 clinical trial, and are collaborating with Pfizer on this Phase 2 clinical trial pursuant to our Clinical Trial Collaboration and Supply Agreement, or Pfizer Agreement.

In April 2023, we reported clinical data, including a safety and clinical efficacy profile, from the Phase 2 expansion cohort evaluating darovasertib and crizotinib combination in MUM. In October 2023, we updated this clinical data and also reported darovasertib clinical ctDNA data and HLA-A2(-)/(+) data subsets from this Phase 2 clinical trial, as well as HLA-A2(-)/(+) prevalence based on our broader clinical experience in MUM, at ESMO 2023.

The Phase 2 clinical data, as reported in October 2023, were based on twenty (20) evaluable first-line and sixty-three (63) evaluable any-line patients enrolled as of September 22, 2022 in the darovasertib and crizotinib combination study at the expansion dose of 300 mg twice-a-day darovasertib and 200 mg twice-a-day crizotinib. Reported data were preliminary and based on investigator review from an unlocked database as of the data analyses cutoff date of August 22, 2023.

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

In the twenty (20) evaluable first-line MUM patients in the expansion cohort, the investigator-reviewed data by RECIST 1.1 included: (i) 45% Overall Response Rate, or ORR, in First-Line MUM: 9 of 20 evaluable patients had a confirmed partial response, or PR; (ii) 90% Disease Control Rate, or DCR, in First-Line MUM: 18 of 20 evaluable patients showed disease control, including 9 confirmed PRs and 9 stable disease; and (iii) ~7 months median Progression Free Survival, or PFS, in First-Line MUM.

In the sixty-three (63) evaluable any-line MUM patients at the expansion dose, the investigator-reviewed data by RECIST 1.1 included: (i) 30% ORR in Any-Line MUM: 19 of 63 evaluable patients had a confirmed PR; (ii) 89% DCR in Any-Line MUM: 56 of 63 evaluable patients showed disease control, including 19 confirmed PRs and 37 stable disease; and (iii) ~7 months median PFS in Any-Line MUM. Notably, the observed median PFS was enhanced from the median PFS of ~5 months as previously reported in September 2022 based on thirty-five (35) evaluable Any-Line MUM patients.

There was a subset of nineteen (19) evaluable hepatic-only MUM patients – including first-line and pre-treated patients with only hepatic metastases, for whom the investigator-reviewed data by RECIST 1.1 included: (i) 37% ORR in Hepatic-Only MUM: 7 of 19 evaluable patients had a confirmed partial response (PR); (ii) 100% DCR in Hepatic-Only MUM: 19 of 19 evaluable patients showed disease control, including 7 confirmed PRs and 12 stable disease; and (iii) ~11 months median PFS in Hepatic-Only MUM.

Treatment durations as of the August 22, 2023 data analyses cutoff date were observed for the Any-Line (n=63) patients: approximately 50% of patients were treated for greater than six months, and approximately 30% of patients were treated for greater than one year. Multiple patients with confirmed PRs by RECIST 1.1 have been on treatment greater than 24 months, with the potential for further enhancement on the duration of treatment analysis as approximately 20% (13 out of 63 evaluable patients) of any-line MUM patients are continuing on treatment.

Based on the two-year PFS Kaplan-Meier curve of the darovasertib and crizotinib combination in any-line MUM, the combination provides a promising PFS trend compared to other therapies, including tebentafusp. The observed tail of the PFS curve implies durable benefit in a significant proportion of patients who remain progression free as far out as two years.

Circulating tumor DNA (ctDNA) molecular responses reported at ESMO 2023 were determined based on measured changes in mean allele frequency (MAF) on-treatment as compared to MAF levels at baseline for a subset of any-line MUM patients (n=32). Patients whose ctDNA showed a reduction of greater than 50% MAF following treatment were characterized as having a ctDNA molecular response, or MR.

A reduction in MAF was observed in all but one patient. Significantly, ctDNA MRs were observed in 30 of 32 evaluable patients, reflecting a molecular response rate of 94%. The determined ctDNA molecular responses were deep and sustained, with approximately 80% of measured patients having >80% reduction in MAF. The ctDNA molecular responses correlated with observed efficacy, including confirmed PRs as determined by RECIST 1.1.

Clinical efficacy was observed in both HLA-A2(-) and HLA-A2(+) patients. There were 50 all-line MUM patients with known HLA-A2 status among the 63 patients evaluable for efficacy, with 31 of these being HLA-A2(-) and 19 being HLA-A2(+). The reported efficacy data by HLA-A2 serotype was based on a preliminary analysis of an unlocked database as of August 22, 2023 by investigator review and RECIST 1.1. For HLA-A2(-) MUM patients, confirmed partial responses (PRs) were observed in 9 of 31 (29% ORR) any-line and in 5 of 12 (42% ORR) first-line patients. For HLA-A2(+) MUM patents, confirmed PRs were also observed in 6 of 19 (32% ORR) any-line and in 3 of 5 (60% ORR) first-line patients.

As reported in April 2023, the darovasertib and crizotinib combination therapy continued to observe a manageable safety profile in MUM patients (n=68) at the combination expansion doses, with a low rate (10%) of drug-related serious adverse events, or SAEs. Patients reported predominantly Grade 1 or 2 drug-related adverse events, or AE’s: 31% of patients reported at least one drug-related Grade 3 AE; no patients observed a drug-related Grade 4 AE; and one patient observed a Grade 5 AE. The reported Grade 5 SAE was, we believe, not likely related to study therapies and most likely due to disease progression. Drug-related adverse events observed in the darovasertib and crizotinib combination in MUM patients as related to darovasertib as of August 22, 2023 primarily include: SAEs of diarrhea, vomiting, sepsis, respiratory failure, syncope, hypotension and toxic epidermal necrolysis; and AEs, that occurred in greater than 20% of patients, of diarrhea, nausea, edema peripheral, vomiting, dermatitis acneiform, fatigue, hypotension, hypoalbuminaemia, dizziness and decreased appetite. The treating investigator assessed the Grade 5 SAE as being of unknown cause, most likely related to disease progression, and possibly related to the study therapies. Principal investigators on the study reviewed the Grade 5 SAE and concluded that the event was most likely due to disease progression. As the sponsor of the clinical trial, we likewise concluded the Grade 5 SAE was most likely due to disease progression and not likely related to study therapies. Five (7%) of patients permanently discontinued treatment with darovasertib and crizotinib due to a drug-related adverse event.

We consider that these data demonstrate robust clinical efficacy of the darovasertib and crizotinib combination in first-line and any-line MUM patients, with a manageable safety profile, and that collectively, these data support the potential registration-enabling Phase 2/3 clinical trial to evaluate darovasertib and crizotinib as a combination therapy in MUM.

We are continuing to evaluate patients in our Phase 2 clinical trial for darovasertib in combination with crizotinib in MUM. In May 2023, we continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide IDEAYA with an additional defined quantity of crizotinib at no cost.

Prevalence of HLA-A2*02:01 Negative Serotype in MUM

Data from darovasertib clinical trials in MUM demonstrate that approximately 70% of MUM patients with known HLA-A*02:01, orHLA-A2 status were HLA-A2(-). As reported at ESMO 2023, the HLA-A2 status was known in subsets of patients enrolled in clinical trials evaluating darovasertib. Prevalence of HLA-A2(+) and HLA-A2(-) in MUM patients was determined from a first data set of n=149 MUM patients treated with darovasertib as monotherapy or in a combination arm of a clinical trial, and separately in a second data set of n=118 MUM patients treated with the darovasertib and crizotinib combination. These data include 102 of 149 (68%) of patients in the all-treatment subset and 81 of 118 (69%) patients in the darovasertib and crizotinib combination treatment subset.

Darovasertib – Strategy for HLA-A*02:01 Positive MUM

Based on clinical data from the Phase 2 clinical trial evaluating darovasertib and crizotinib in MUM as reported at ESMO 2023, and based on the darovasertib mechanism of action, we anticipate darovasertib may have clinical activity independent of HLA-A2 status in GNAQ/11-mutation cancers.

Accordingly, we are planning a clinical strategy to separately address MUM patients with an HLA-A2(+), serotype. In one approach, we are planning to enroll additional HLA-A2(+) patients in a separate clinical trial in MUM patients. Such clinical trial data from darovasertib and crizotinib combination treatment in HLA-A2(+) MUM could support publication and potential inclusion in NCCN Clinical Practice Guidelines in Oncology.

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

In November 2022, the FDA granted Fast Track designation to IDEAYA’s development program investigating darovasertib in combination with crizotinib in adult patients being treated for MUM. The Fast Track designation makes our darovasertib and crizotinib development program eligible for various expedited regulatory review processes, including generally more frequent FDA interactions, such as meetings and written communications, potential eligibility for rolling review of a future NDA and potential accelerated approval and priority review of an NDA.

Darovasertib - Neoadjuvant and Adjuvant Therapy in Uveal Melanoma (UM)

We are clinically evaluating the potential for darovasertib as neoadjuvant or adjuvant therapy, or both, also referred to as (neo)adjuvant therapy, in primary, non-metastatic UM patients. In April 2023, June 2023 and October 2023, we reported preliminary clinical data in the neoadjuvant setting showing evidence of anti-tumor activity that we believe supports further clinical evaluation of darovasertib to determine its potential as a neoadjuvant therapy to either save the eye by avoiding enucleation, or to reduce the tumor thickness in the eye, enabling treatment with less radiation to preserve vision, and as an adjuvant therapy, to potentially extend relapse free survival.

We have initiated and dosed our first patient in a company-sponsored Phase 2 clinical trial designated as IDE196-009. The purpose of the clinical trial is to evaluate single-agent darovasertib as neoadjuvant treatment of primary UM prior to primary interventional treatment of enucleation or radiation therapy and also as adjuvant therapy following the primary treatment. As of October 23, 2023, six patients have enrolled in the trial, including four enucleation patients and two plaque-therapy patients.

The IDE196-009 clinical protocol includes neoadjuvant treatment with darovasertib to maximum benefit up to 6 months, primary treatment, then up to 6 months of follow-up adjuvant therapy.

In the neoadjuvant setting, one cohort of UM patients with large tumors will be treated with darovasertib until maximum benefit or six months, at which time they will undergo a primary interventional treatment. The neoadjuvant endpoint for this large-sized tumor cohort is eye preservation. For example, a patient who would otherwise have undergone enucleation would instead be eligible for radiation treatment. Another neoadjuvant cohort of UM patients with small or medium tumors will be treated with darovasertib until maximum benefit or six months, at which time they will undergo radiation therapy. Neoadjuvant endpoints for this small- or medium-sized tumor cohort include (i) reducing the radiation dose that the patient receives, relative to the radiation dose they would have otherwise received without the neoadjuvant treatment, and (ii) functional vision preservation.

In the adjuvant setting, each of the two neoadjuvant cohorts will be treated with darovasertib for up to six months as follow-up adjuvant therapy after the primary interventional treatment. The adjuvant endpoints for this portion of the clinical trial include relapse free survival and useful vision.

We are additionally supporting evaluation of darovasertib as (neo)adjuvant therapy in primary UM in the ongoing NADOM IST. Pursuant to an as-amended protocol for the NADOM study, uveal melanoma patients who would otherwise undergo enucleation are instead treated with single agent darovasertib as neoadjuvant treatment for up to six months or maximum benefit. This reflects an increase in potential treatment duration versus the initial approach of one month neoadjuvant therapy, following which these patients will undergo a primary interventional treatment. Patients will subsequently be treated with darovasertib for up to six months as follow-up adjuvant therapy after the primary interventional treatment.

In October 2023, we reported clinical data demonstrating clinical activity for darovasertib as neoadjuvant therapy in primary UM, including tumor shrinkage in ocular tumor lesions. The preliminary interim update was based on investigator review with an enrollment and data cut-off as of July 17, 2023, in the enucleation cohort of the NADOM IST. In total, 11 patients eligible to receive six months of neoadjuvant therapy have been enrolled as of October 23, 2023 in the neoadjuvant UM enucleation cohort of the NADOM IST.

The company reported that seven patients were treated to maximal response or have ongoing treatment with darovasertib in the neo-adjuvant setting as of the data cut-off date of July 17 2023. Six of these seven patients were considered evaluable based on evaluation with at least one ultrasound scan. Two evaluable patients had a confirmed eye preservation and avoided enucleation, based on conversion of their primary treatment from the planned enucleation to plaque brachytherapy. A third evaluable patient was confirmed as plaque-eligible and treatment of this patient is ongoing with darovasertib neo-adjuvant treatment until maximal benefit. These data reflect eye preservation in three of six evaluable patients – a 50% eye preservation rate. Of the evaluable six patients, approximately 83% of patients had tumor shrinkage.

Two patients enrolled into the IST did not complete their treatment to maximal response. One of these patients had sub-retinal blood present at baseline and with lack of shrinkage and visual deterioration and the patient discontinued treatment after 6 weeks. A second of these patients had a Grade 3 drug-related AE of dermatitis and discontinued treatment before a first scan.

Enrollment into the IST is ongoing. As of October 23, 2023, two out of four additional patients enrolled after the data cutoff date of July 17, 2023 are likely plaque eligible – based on an observed 22% ocular tumor shrinkage at 1-month and 20% ocular tumor shrinkage at 2-months, and are continuing darovasertib neoadjuvant therapy until maximal benefit. One patient is being enucleated. The status of the fourth patient was not reported.

In April 2023, we reported on a compassionate use case for a primary UM patient who was already blind in one eye from vascular disease and developed a large uveal melanoma lesion in his other eye which also had an associated cataract. The patient sought neoadjuvant treatment with the darovasertib and crizotinib combination under a compassionate use protocol with a goal to avoid enucleation and potentially preserve vision in the affected eye. The preliminary clinical data showed prompt responsiveness to treatment, including observed progressive tumor shrinkage over each prior month of treatment. Namely, the patient experienced ~30% tumor shrinkage after one month that continued up to ~80% after 4 months of treatment, in each case as determined by investigator measurement of apical height. After 1 month the ocular lesion size was sufficiently reduced to approach the threshold for radiation therapy (e.g., plaque brachytherapy). The patient thus avoided enucleation of the eye having the uveal melanoma, which reflects an initial reported case of systemic neoadjuvant therapy resulting in eye preservation by avoiding enucleation. Additionally, the patient has restored normal vision of the eye following the course of neoadjuvant treatment and treatment of the associated cataract, with a reported post-treatment vision score of 6/5 (measurement in meters: 6/6 m = 20/20 ft), reflecting a >20 fold improvement in vision.

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

Darovasertib – Expansion Opportunity in Skin Melanoma

We have initiated a Phase 2 expansion arm in our IDE196-001 clinical trial evaluating the darovasertib and crizotinib combination in GNAQ/11 metastatic cutaneous melanoma, also referred to as skin melanoma, based on the observed preliminary clinical efficacy. In the darovasertib monotherapy cutaneous melanoma cohort (n=8), five of seven evaluable patients had tumor shrinkage (approximately 71%) with one patient having a PR and remaining on treatment over 10 months after previously receiving multiple lines of immunotherapy. In the darovasertib plus binimetinib cutaneous melanoma cohort (n=2), one of two cutaneous melanoma patients with a PR demonstrated 50% tumor shrinkage and remained on treatment approximately 600 days after previously receiving multiple lines of immunotherapy. In the darovasertib plus crizotinib cutaneous melanoma cohort (n=2), one of two cutaneous melanoma patients had tumor shrinkage of 60% with one patient having a PR and remaining on treatment approximately 600 days after previously receiving multiple lines of immunotherapy.

Darovasertib, as monotherapy or in combination with either binimetinib or crizotinib, has indicated a manageable safety profile in cutaneous melanoma patients with certain drug-related AEs being reported in all cohorts. These preliminary clinical data support initiation of a Phase 2 expansion of the darovasertib and crizotinib combination in GNAQ/11 metastatic cutaneous melanoma to advance the darovasertib and crizotinib combination. There are currently no FDA approved therapies in this indication in this genetically-defined patient population.

The GNAQ/11 prevalence in cutaneous melanoma has been reported at approximately 5% in The Cancer Genome Atlas. The GNAQ/11 cutaneous melanoma estimated annual incidence is approximately 5,000 patients in the United States and 8,000 patients in the EU28, and the estimated total prevalence of GNAQ/11 cutaneous melanoma is approximately 70,000 patients in the United States and 110,000 patients in the EU28. It has been reported that approximately 12.5% to 15% of cutaneous melanoma patients have been reported to develop metastatic disease.

IDE397 – MAT2A Inhibitor in Tumors with MTAP Deletion

IDE397 is a clinical-stage, potent, selective small molecule inhibitor of MAT2A, which we are developing for patients having solid tumors with MTAP deletion. The prevalence of MTAP deletion is estimated to be approximately 15% of human solid tumors. MTAP deletion in patient tumors is identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

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

We are proceeding with enrollment of MTAP-deletion patients into a monotherapy Phase 2 expansion cohort with an initial focus on high priority solid tumor types, including squamous NSCLC, bladder, esophageal and gastric cancers. In June 2023, we announced selection of a Phase 2 monotherapy expansion dose for IDE397 and in connection therewith, reported preliminary evidence of clinical activity as monotherapy. We observed tumor shrinkage in multiple patients treated with IDE397 monotherapy in our high-priority MTAP-deletion solid tumor types based on experience across several patients in the early phase of the monotherapy dose expansion. Specifically, there have been eight patients dosed in the Phase 2 expansion in the high priority solid tumor types of squamous NSCLC and bladder cancer, of which two patients have not yet had a first tumor scan assessment. The PRs include an earlier reported 33% tumor shrinkage by CT-PET (without contrast) for a squamous NSCLC patient, and a confirmed PR (47% tumor shrinkage) by RECIST 1.1 with IDE397 in a previously undisclosed tumor type (bladder cancer). This bladder cancer patient has converted to a complete response by RECIST 1.1 at the week 18 CT-scan. In addition, of patients evaluable for ctDNA pre and post treatment, a ctDNA molecular response rate of 83% was observed in these MTAP-deletion priority tumor types. As of the October 13, 2023 cut-off date, we have observed low rates of drug-related discontinuations and SAEs in the dose escalation and expansion phases. Patients reported predominantly Grade 1 or 2 drug-related AEs: nine patients reported at least one Grade 3 drug-related AE; no patients observed a Grade 4 drug-related AE or Grade 5 drug-related AE.

We are collaborating with Amgen to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to our Clinical Trial Collaboration and Supply Agreement with Amgen, or the Amgen CTCSA.

The combination of IDE397 with AMG 193 is a novel and potential first-in-class synthetic lethality combination which targets two distinct and mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5, providing a complementary approach for targeting MTAP-null tumors.

In August 2023, Amgen initiated and has dosed a first patient in the IDE397 /AMG 193 combination study, following clearance of the Amgen-sponsored IND and FDA authorization to proceed with the clinical trial. This Phase 1/2 clinical trial (NCT: 05975073 ) will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with AMG 193, with an initial focus for expansion in NSCLC patients and an estimated enrollment of approximately 180 patients.

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

In April 2023, we co-presented preclinical efficacy data with Amgen at the 2023 Annual Meeting of the American Association for Cancer Research, or AACR 2023, for the IDE397 and AMG 193 combination in a NSCLC MTAP-null cell-derived xenograft, or CDX, model. As reflected in these published xenograft data, we observed complete responses following approximately 30 days of combination treatment, starting at study-day 7 through study-day 39, at doses below the maximally efficacious preclinical dose for each of IDE397, such as 1/10th of maximally efficacious dose, and AMG 193. The complete responses were durable from approximately study-day 40 to study-day 100. The IDE397 and AMG 193 combination was well tolerated, with no observed body weight loss through the approximate 30 days of combination treatment.

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

We are progressing with enrollment of patients having tumors with HRD into the Phase 1 expansion portion of the Phase 1/2 clinical trial in selected priority tumors. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial.

The expansion portion of the Phase 1 trial will include patients having HRD-associated breast cancer and ovarian cancer, as well as a basket of other selected solid tumors. The breast cancer focus is on estrogen receptor positive (ER+), human epidermal growth factor receptor 2 negative (Her2-), HRD+ tumors, which represent approximately 10% to 14% of breast cancer patients. The ovarian cancer focus represents approximately 50% of ovarian cancer where HRD is observed. Selected other solid tumors with HRD, such as HRD+ endometrial cancer, will also be evaluated in the Phase 1 expansion portion of the clinical trial.

In connection with the Phase 1 expansion announced in September 2023, we disclosed preliminary clinical proof-of-concept for IDE161 in HRD solid tumors based on early clinical data from the dose escalation cohorts. These clinical data showed dose-dependent pharmacodynamic modulation of poly-ADP ribose (PAR) proteins in peripheral blood, demonstrating IDE161 target engagement. These clinical data also demonstrated IDE161 exposure levels in humans which correlate to preclinical exposures that were efficacious in achieving tumor regressions in xenograft models. We observed preliminary tumor shrinkage observed in multiple HRD solid tumor patients, including an BRCA1/2 endometrial cancer subject with a first imaging assessment of a partial response in the target lesion, a complete response in the non-target lesion and an 87% reduction in the CA-125 tumor marker (2,638 units/ml at baseline to 360 units/ml at 6-weeks).

We have observed multiple PRs by RECIST 1.1 and tumor shrinkage in priority solid tumor types early in the

Phase 1 dose escalation and at the expansion dose. As of October 13, 2023, there have been a total of seven patients treated at the expansion dose, of which two patients have not yet had a first scan tumor assessment. We observed preliminary tumor shrinkage in multiple HRD solid tumor patients, including an BRCA1/2 endometrial cancer subject with a confirmed PR in the target lesion as of the second imaging assessment, a complete response in the non-target lesion and an 87% reduction in the CA-125 tumor marker (2,722 units/ml at baseline to 360 units/ml at six-weeks). At the IDE161 expansion dose, we have observed no drug-related discontinuations or SAEs as of the October 13, 2023 cut-off date.

In September 2023, we received Fast Track Designation from the U.S. FDA for IDE161 for ovarian cancer and breast cancer indications. Fast Track is a U.S. FDA process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. Specifically, for IDE161, Fast Track Designation was received for the treatment of adult patients having advanced or metastatic ovarian cancer with germline or somatic BRCA 1/2 mutations who are platinum resistant and have received prior antiangiogenic and poly (ADP-ribose) polymerase (PARP) inhibitor therapies. The Fast Track Designation was also received for IDE161 for the treatment of adult patients having advanced or metastatic hormone receptor positive (HR+), Her2- breast cancer with germline or somatic BRCA 1/2 mutations who have progressed following treatment with at least one line of a hormonal therapy, a CDK4/6 inhibitor therapy and a poly (ADP-ribose) polymerase (PARP) inhibitor therapy.

Under the Fast Track designation, the IDE161 development program in BRCA1/2 mutant (m) breast and ovarian cancers, as specified in the respective Fast Track designation, is eligible for various expedited regulatory review processes, including generally more frequent FDA interactions (e.g., meetings, written communications), potential eligibility for rolling review of a New Drug Application (NDA) and potential accelerated approval and priority review of an NDA.

We entered into an exclusive license under the Evaluation, Option and License Agreement, by and among the Company, Cancer Research Technologies Ltd., also known as Cancer Research United Kingdom, or CRT, and the

University of Manchester, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

In April 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the IDE161-001 Phase 1/2 clinical trial in oncologic diseases. The Company will be obligated to make additional payments to CRT aggregating up to £18.75 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, including an aggregate of up to £1.5 million and up to £2.25 for the achievement of certain Phase 2 and Phase 3 development milestones, respectively, in each case as relating to first and second tumor histologies.

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

Pol Theta is involved in a DNA repair process called microhomology mediated end joining, or MMEJ, that is utilized when homologous recombination mediated repair is compromised, as happens in the case of certain BRCA1 or BRCA2 mutations. The expression of Pol Theta is largely absent in normal cells, but tumor cells harboring double strand break repair defects, such as BRCA1 or BRCA2 mutations, show higher Pol Theta expression and synthetic lethality when Pol Theta is inhibited. Pol Theta is a large protein with two functional domains: a DNA polymerase domain and an ATP-dependent DNA helicase domain, sometimes referred to as an ATPase domain, linked by a RAD51 central region.

An IND for GSK101 was submitted and has been cleared by the U.S. FDA to enable clinical evaluation of GSK101 in combination with niraparib, the GSK small molecule inhibitor of poly-(ADP-ribose) polymerase, or PARP, for the treatment of patients having tumors with BRCA or other homologous combination, or HR, mutations, or homologous recombination deficiency, or HRD.

GSK is targeting initiation of first-in-human studies in the fourth quarter of 2023. GSK is leading clinical development of GSK101 pursuant to the Collaboration, Option and License Agreement, dated as of June 15, 2020, with GSK, or GSK Collaboration Agreement. GSK is responsible for all research and development costs for the Pol Theta program.

We have the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion. In August 2023, we achieved and earned a $7.0 million payment for a milestone based on acceptance of the IND by the FDA, payment for which was received in October 2023. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support evaluation of GSK101.

We have the potential to earn further aggregate later‐stage development and regulatory milestones of up to $465 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, and tiered royalties on global net sales of GSK101 – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

WRN Inhibitors in Tumors with High Microsatellite Instability

We are advancing our preclinical IND-enabling studies and other preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase for patients having tumors with high MSI.

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

We selected a Werner Helicase Inhibitor Development Candidate, or DC, in collaboration with GSK. Subject to successful completion of ongoing IND-enabling studies, we are targeting an IND in 2024 to enable first-in-human clinical evaluation of Werner Helicase Inhibitor DC for patients having tumors with high MSI.

We are collaborating with GSK on the ongoing IND-enabling studies and, subject to IND submission and clearance, GSK will lead clinical development for the Werner Helicase program. GSK is responsible for 80% of global research and development costs and IDEAYA is responsible for 20% of such costs. GSK holds a global, exclusive license to develop and commercialize the Werner Helicase Inhibitor DC.

We earned a $3 million milestone from GSK in connection with IND-enabling studies and have the potential to earn up to an additional $17 million aggregate milestone payments through early Phase 1 clinical studies. We are also eligible to receive additional future aggregate total development milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

Next-Generation Precision Medicine Pipeline Programs

We have initiated early preclinical research programs focused on pharmacological inhibition of several new targets, or NTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures. We believe these research programs have the potential for discovery and development of first-in-class or unique-in-class or best-in-class therapeutics. We are targeting development candidate nominations in 2024 for multiple NTs, including a development candidate to treat MTAP-deletion solid tumors. Collectively, we believe these efforts will further advance our multi-pronged clinical and business strategy. We own or control all commercial rights in our next-generation NT programs.

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

During the six months ended June 30, 2023, we sold an aggregate of 152,284 shares of our common stock for aggregate net proceeds of $2.4 million, after deducting commissions and other offering expenses, at a weighted average sales price of approximately $18.72 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement with Jefferies as sales agent.

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

During the reporting period for the quarter ended September 30, 2023, we sold an aggregate of 1,036,421 share of our common stock for aggregate net proceeds of $26.3 million at a weighted average sales price of approximately $26.27 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement. As of September 30, 2023, $222.5 million of common stock remained available to be sold under the at-the-market facility associated with the June 2023 Sales Agreement.

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

On October 27, 2023, the Company completed a further underwritten public follow-on offering. The offering consisted of 5,797,872 shares of our common stock at an offering price to the public of $23.50 per share, including 797,872 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 319,150 shares of common stock at a public offering price of $23.4999 per underlying shares, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $143.7 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $134.7 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations through September 30, 2023 primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, an affiliate of GSK, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through follow-on underwritten public offerings in July 2021, September 2022, April 2023 and October 2023. Additionally, we received a non-dilutive upfront cash payment of $100.0 million from GSK in connection with the GSK Collaboration Agreement in July 2020. We also received aggregate non-dilutive cash payments of $10.0 million from GSK for development and regulatory milestones in connection with the GSK Collaboration Agreement. Subsequent to the end of the current reporting period, we earned and have recorded aggregate accounts receivables in the amount of $3.0 million for development and regulatory milestones in connection with the GSK Collaboration Agreement.

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

Our net losses were $79.0 million and $34.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $314.4 million.

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

GSK will lead clinical development for GSK101 (IDE705), our Pol Theta helicase inhibitor, and is responsible for all research and development costs for the Pol Theta program. We are collaborating with GSK on IND enabling studies and other preclinical research for our Werner Helicase program, pursuant to the GSK Collaboration Agreement.

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

As of September 30, 2023, we had cash, cash equivalents, and short-term and long-term marketable securities of $511.1 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of this Quarterly Report on Form 10-Q filed November 7, 2023.

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

We do not allocate our internal costs by product candidate, including internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. The following table summarizes our external clinical development expenses by program for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
	September 30, 2023	June 30, 2023
External clinical development expenses (1):
IDE397	$1,756	$3,467
IDE196	7,980	5,094
IDE161	1,382	1,867
Personnel related and stock-based compensation	10,221	9,644
Other research and development expenses	12,362	9,106
Total research and development expenses	$33,701	$29,178

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

The following table summarizes our external clinical development expenses by program for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022
External clinical development expenses (2):
IDE397	$8,474	$6,309
IDE196	17,794	9,338
IDE161	3,961	—
Personnel related and stock-based compensation	28,735	19,773
Other research and development expenses	31,774	29,403
Total research and development expenses	$90,738	$64,823

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and June 30, 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2023	June 30, 2023	Change	% Change
Revenue:
Collaboration revenue	$8,038	$3,544	$4,494	127%
Operating expenses:
Research and development	33,701	29,178	4,523	16%
General and administrative	7,863	7,075	788	11%
Loss from operations	(33,526)	(32,709)	(817)	2%
Interest income and other income, net	6,086	4,783	1,303	27%
Net loss	$(27,440)	$(27,926)	$486	(2%)

Collaboration Revenue

Collaboration revenue increased by $4.5 million, or 127%, from the three months ended June 30, 2023 to the three months ended September 30, 2023. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During the three months ended September 30, 2023, the Company recognized $8.0 million in revenue resulting from the progress in WRN R&D services and the Pol Theta program's IND acceptance milestone achievement. See Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities.

Research and Development Expenses

Research and development expenses increased by $4.5 million, or 16%, from the three months ended June 30, 2023 to the three months ended September 30, 2023. The increase in research and development expenses was primarily due to an increase of $0.5 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, $3.5 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, and an increase of $0.3 million in other costs primarily for laboratory supplies and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 11%, from the three months ended June 30, 2023 to the three months ended September 30, 2023. The increase in general and administrative expenses was due to an increase in consulting fees of $0.4 million, and an increase in personnel-related expenses of $0.4 million.

Interest Income and Other Income, Net

Interest income and other income, net increased by $1.3 million, or 27%, from the three months ended June 30, 2023 to the three months ended September 30, 2023, primarily due to higher interest rates on our investments.

Comparison of Nine Months Ended September 30, 2023 and September 30, 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenue:
Collaboration revenue	$19,463	$46,909	$(27,446)	(59%)
Operating expenses:
Research and development	90,738	64,823	25,915	40%
General and administrative	21,237	18,145	3,092	17%
Loss from operations	(92,512)	(36,059)	(56,453)	157%
Interest income and other income, net	13,506	1,605	11,901	741%
Net loss	$(79,006)	$(34,454)	$(44,552)	129%

Collaboration Revenue

Collaboration revenue decreased by $27.4 million, or 59%, in the nine months ended September 30, 2023. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During the nine months ended September 30, 2023, the Company recognized $19.5 million in revenue resulting from the progress in WRN R&D services and the Pol Theta program's IND acceptance milestone achievement. See

Note 10, Revenue Recognition, for further information regarding the Company’s revenue activities. During the nine months ended September 30, 2022, the Company recognized revenue of $17.4 million relating to GSK’s waiver of its right to exercise its Option for the MAT2A program, and the Pol Theta program achieved an initial preclinical development milestone of $3.0 million which was recognized as revenue in the amount of $2.5 million.

Research and Development Expenses

Research and development expenses increased by $25.9 million, or 40%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase in research and development expenses was primarily due to an increases of $9.0 million in personnel-related expenses mainly due to an increase in headcount to support our growth, $14.4 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, and $2.3 million in other costs primarily for laboratory supplies, licensing fees and software to support our research programs.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 17%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily due to an increase of $3.0 million in personnel-related expenses including salaries, benefits and stock-based compensation, $0.3 million in consulting fees and $0.2 million in facility and software related expenses, partially offset by a decrease of $0.6 million in insurance expenses.

Interest Income and Other Income, Net

Interest income and other income, net increased by $11.9 million, or 741%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily due to higher interest rates on our investments and higher investments balance.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, redeemable convertible preferred stock, and convertible promissory notes, as well as the up-front payment and certain milestone payments received from GSK. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $511.1 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2023 and September 30, 2022, we had net losses of $79.0 million and $34.5 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2023, we had an accumulated deficit of $314.4 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations in support of our short-term and long-term cash requirements, which consists of operational expenditures, including contractual obligations.

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

We lease our current laboratory and office facilities in South San Francisco, California under non-cancelable operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of September 30, 2023, we expect to make the total lease payments of $2.2 million through July 2024.

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

We may be obligated to make additional payments to CRT in aggregating up to a total of £18.75 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. Certain of the clinical and regulatory milestones are related to and may be due and payable by us if certain milestones are achieved in connection with the IDE161-001 Phase 1/2 clinical trial. The total aggregate amount includes an aggregate of up to £1.5 million and up to £2.25 for the achievement of certain Phase 2 and Phase 3 development milestones, respectively, in each case as relating to first and second tumor histologies. For example, subject to achievement of certain Phase 2 milestones, we may be obligated to make payments to CRT aggregating up to £1,000,000 for milestones relating to a first tumor histology (e.g., a breast cancer) and aggregate payments of up to £500,000 for milestones relating to in a different second tumor histology (e.g., ovarian cancer).

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(91,476)	$(63,805)
Investing activities	(46,513)	(23,128)
Financing activities	221,823	96,841
Net increase (decrease) in cash, cash equivalents and restricted cash	$83,834	$9,908

Cash Flows from Operating Activities

Net cash used in operating activities was $91.5 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $79.0 million, adjusted for net non-cash charges of $9.0 million and changes in net operating assets and liabilities of $21.5 million. Our non-cash charges consisted of $13.7 million in stock-based compensation, $1.8 million in depreciation and $1.1 million amortization of right-of-use assets, partially offset by $7.7 million accretion of discount on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $12.3 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, an increase of $6.5 million in accounts receivable, $1.4 million decrease in lease liabilities, and $1.3 million increase in prepaid and other current assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $46.5 million for the nine months ended September 30, 2023, which consisted of $374.4 million used to purchase marketable securities and $1.5 million used to purchase property and equipment, partially offset by $329.4 million provided by maturities of marketable securities.

Net cash used in investing activities was $23.1 million for the nine months ended September 30, 2022, which consisted of $190.3 million used to purchase marketable securities and $3.4 million used to purchase property and equipment, partially offset by $170.6 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $221.8 million for the nine months ended September 30, 2023, which consisted primarily of $153.6 million of proceeds from issuance of common stock upon public offering, $35.1 million of proceeds from issuance of pre-funded warrants, $28.8 million of proceeds from ATM offering, and $3.7 million of net proceeds from exercise of common stock options and $0.6 million of proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on March 7, 2023. For the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2023, we had cash equivalents and marketable securities of $511.1 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, the Israel-Hamas conflict, or banking sector volatility and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We have had significant operating losses since our inception. Our net losses for the nine months ended September 30, 2023 and 2022 were $79.0 million and $34.5 million, respectively. As of September 30, 2023, we had an accumulated deficit of $314.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Three of our product candidates are in early phase clinical trials. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, IDE161, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $511.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib, IDE397 and IDE161 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program and our cost sharing obligations with Amgen for the Phase 1/2 clinical trial to evaluate IDE397 in combination with AMG 193. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our ability to raise additional funds will depend on financial, economic and other factors, including the ongoing effects of the COVID-19 pandemic, the Ukraine-Russia conflict, the Israel-Hamas conflict, and closure of or liquidity issues at financial institutions (including, for example, Silicon Valley Bank), many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Furthermore, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. If adequate funds are not available to us on a timely basis, we may be required to:

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

We have invested a significant portion of our time and financial resources in the development of multiple product candidates that are included in our strategic partnership and collaboration with GSK, under the Collaboration, Option and License Agreement entered into on June 15, 2020, or the GSK Collaboration Agreement. The programs currently included in the GSK Collaboration Agreement are the Pol Theta and Werner Helicase (WRN) programs.

Under the GSK Collaboration Agreement, we are eligible to receive from GSK future development and regulatory milestones of up to $475.0 million for Pol Theta and $482.0 million for WRN product, and commercial milestones of up to $475.0 million, with respect to each Pol Theta and WRN product. Additionally, we are entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We are entitled to receive tiered royalties on global net sales of Pol Theta products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with potential positive economic adjustments based on the stage of the WRN program, as applicable, at the time of opt-out. There is no guarantee that we will be able to successfully continue to advance the Pol Theta and WRN programs and receive regulatory filing milestone payments related to any Pol Theta or WRN product. GSK may terminate the entire GSK Collaboration Agreement or any collaboration program on a target-by-target basis for any or no reason upon written notice to us after expiration of a defined notice period. The GSK Collaboration Agreement or any program under the GSK Collaboration Agreement may also be terminated by either party for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain of our patents. Depending on the timing of any such termination we may not be entitled to receive the option exercise fees, or potential milestone payments, as these payments terminate with termination of the GSK Collaboration Agreement.

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

To date, only three of our product candidates, IDE397, darovasertib, and IDE161 have been tested in clinical trials, and they have been observed to be generally well tolerated, with certain drug-related SAEs and AEs being reported for darovasertib, as monotherapy and in combination with crizotinib, for IDE397, and for IDE161.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Although the FDA has granted fast track designation to darovasertib in combination with crizotinib for treatment of adult patients with MUM and to IDE161 for treatment of adult patients with breast cancer or ovarian cancer and we may seek additional designation for other product candidates in the future, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is preclinically evaluating a small molecule MAT2A inhibitor designated as S95035 and Insilico Medicine has a small molecule MAT2A inhibitor in IND-enabling studies.

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

As of September 30, 2023, we had 122 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We currently do not have a marketing or sales organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Under our GSK Collaboration Agreement, GSK will be responsible for commercialization of any Pol Theta or WRN products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into an ongoing global pandemic. As of October 2023, the coronavirus has spread around the world and the United States continues to experience outbreaks of COVID-19 and its variant strains. As states and localities increasingly lift COVID-19 protocols, our offices have reopened and we have permitted travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus, which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment, remote working and clinical trials, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture. We will continue to monitor the extent and impact of the pandemic and, if the current economic conditions worsen or last for an extended period of time, we could be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business, results of operations and financial condition.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the nine months ended September 30, 2023, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of

COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Risks Related to Our Dependence on Third Parties

The commercial success of our partnered product candidates in our Pol Theta and WRN programs, which are part of the GSK Collaboration Agreement, will depend in large part on the development and marketing efforts of GSK. If GSK is unable to perform in accordance with the terms of the GSK Collaboration Agreement, our potential to generate future revenue from these programs would be significantly reduced and our business would be materially and adversely harmed.

We will have limited influence and/or control over GSK’s approaches to development and commercialization of any Pol Theta or WRN products. While we will have the right to receive potential milestone, profit share and royalty streams payable as GSK or its sublicensees advance development of such Pol Theta or WRN products, we are likely to have limited ability to influence GSK’s development and commercialization efforts. If GSK does not perform in the manner that we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to product candidates we have licensed to GSK could be delayed or terminated. Furthermore, GSK or its licensees may elect to devote greater resources to other programs that do not relate to us or our collaboration.

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2023, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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
•
market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic, as well as adverse geopolitical and macroeconomic developments, such as the ongoing Ukraine-Russia conflict, the Israel-Hamas conflict, and related sanctions, instability in the global banking system, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation; and
•
general economic and geo-political conditions in the United States and abroad.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2023, we have outstanding a total of 58.6 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of September 30, 2023, approximately 11.7 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	3/7/2023	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

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

IDEAYA Biosciences, Inc.

Date: November 7, 2023	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Paul Stone, J.D.
Paul Stone, J.D.
Chief Financial Officer
(Principal Financial Officer)