Form 10-K
period 2023-12-31
IDEAYA Biosciences, Inc.
filed 2024-02-20
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2023 of $23.50 per share, was $1.3 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 16, 2024, the registrant had 74,560,273 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our IDE196 (darovasertib) Phase 1/2 and 2/3 clinical trials, IDE397 Phase 1/2 clinical trials, our IDE161 Phase 1 clinical trial and our GSK101(IDE705) clinical trial;
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
•
the timing and amount of any option exercised, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited (GSK);
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc., our License Agreement with Novartis, our Option and License Agreement with Cancer Research United Kingdom, or CRUK, and University of Manchester and our Clinical Trial Collaboration and Supply Agreement with Gilead Sciences, Inc.;

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
•
our potential involvement in third-party interference, opposition, derivation or similar proceedings with respect to our patent rights and other challenges to our patent rights and patent infringement claims;
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

PART I

Item 1. Business.

Company Overview

We are a precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our clinical pipeline includes four potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE161 (PARG) and GSK101 (Pol Theta Helicase). We own or control all commercial rights of the three most-advanced of these product candidates: darovasertib, IDE397, and IDE161. We are also advancing our Werner Helicase program for which we have selected a development candidate in collaboration with GlaxoSmithKline, or GSK and, subject to investigational new drug-, or IND-, enabling studies, are targeting an IND in 2024. We also have multiple earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

Our most advanced clinical program is evaluating darovasertib, or IDE196 which we in-licensed from Novartis, a small molecule protein kinase C, or PKC, inhibitor, in uveal melanoma, or UM. We have initiated a potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002, to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having metastatic UM, or MUM, with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of a second Clinical Trial Collaboration and Supply Agreement, or Second Pfizer agreement, with Pfizer. We have achieved double-digit patient enrollment and have opened multiple clinical sites, including international sites, where we are recruiting patients for enrollment in this planned global Phase 2/3 clinical trial. We reported positive interim clinical data in April 2023 from our Phase 2 clinical trial evaluating darovasertib and crizotinib in MUM. We also reported updated darovasertib clinical top line results, circulating tumor DNA, or ctDNA, data and HLA-A2(-)/(+) data subsets from this Phase 2 clinical trial, as well as HLA-A2(-)/(+) prevalence based on our broader clinical experience in MUM, at the European Society for Medical Oncology’s Congress in October 2023, or ESMO 2023. We are targeting clinical program update(s) in 2024.

We are also planning to enroll additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in a clinical study. This strategy reflects observed darovasertib clinical activity irrespective of HLA serotype as reported at ESMO 2023, and demonstrates our commitment to fully address the high unmet medical need in MUM. We are further evaluating darovasertib in combination with crizotinib in a Phase 2 expansion arm of IDE196-001 clinical trial in patients with cutaneous melanoma, alternatively referred to as skin melanoma.

We separately initiated and have achieved double-digit patient enrollment in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary UM, with ongoing enrollment and multiple clinical sites open, and are targeting a clinical efficacy update in mid-year 2024 and regulatory guidance update in 2024. We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma”, or NADOM, and led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne and are targeting a clinical efficacy update in mid-year 2024. We reported proof-of-concept evidence in April 2023, June 2023 and October 2023 for darovasertib as neoadjuvant therapy in primary UM.

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

In collaboration with Amgen as part of the Amgen Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA, we initiated patient enrollment in the Amgen-sponsored Phase 1/2 clinical trial evaluating IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative protein arginine methyltransferase 5, or PRMT5, inhibitor, in patients having tumors with MTAP deletion, or the IDE397/AMG 193 combination study. This potential first-in-class synthetic lethality combination targets mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5 – and is supported by data demonstrating preclinical anti-tumor efficacy presented at the 2023 Annual Meeting of the American Association for Cancer Research, or AACR 2023.

We are also planning to evaluate IDE397 in combination with sacituzumab-govitecan-hziy, or Trodelvy, Gilead’s Trop-2 directed anti-body conjugate, or ADC, in patients having MTAP deletion bladder cancer, in an IDEAYA-sponsored clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or Gilead CSCSA, with Gilead Sciences, Inc., or Gilead.

IDE161, our small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor, is being evaluated in a Phase 1 clinical trial, which is currently in monotherapy expansion, with a strategic focus in estrogen receptor positive, or ER+, human epidermal growth factor receptor 2 negative, or Her2(-),breast cancer with homologous recombination deficiency, or HRD, as well as other solid tumors with HRD, such as endometrial cancer, colorectal cancer and prostate cancer. We are, in parallel, continuing with Phase 1 dose optimization of IDE161 in patients having tumors with HRD. We have observed multiple partial responses, or PRs, by RECIST 1.1. and tumor shrinkage in priority solid tumor types early in the Phase 1 dose escalation and at the expansion dose. We received Fast Track Designation from the U.S. Food and Drug Administration, or FDA, for IDE161 for ovarian cancer and breast cancer indications, specifically for the treatment of (i) adult, pretreated, platinum-resistant advanced or metastatic ovarian cancer patients having tumors with BRCA1/2 mutations and (ii) adult, pretreated, advanced or metastatic hormone receptor positive, or HR+, Her2- and BRCA1/2 mutant breast cancer patients.

GSK101 (IDE705), our Pol Theta Helicase inhibitor, is a potential first-in-class small molecule inhibitor of the helicase domain of Polymerase Theta, or Pol Theta. GSK101 was discovered and evaluated in preclinical studies in collaboration with GSK. GSK is evaluating GSK101 in a GSK-sponsored clinical trial in combination with niraparib, the GSK small molecule inhibitor of poly-(ADP-ribose) polymerase, or PARP, for the treatment of patients having tumors with BRCA or other homologous recombination, or HR, mutations, or HRD. GSK has dosed the first patient in this Phase 1 clinical trial.

GSK is leading clinical development for GSK101 and is responsible for all research and development costs for the Pol Theta program. In August 2023, we earned, and in October 2023 we received, a $7.0 million milestone payment upon acceptance of the IND for GSK101 by the FDA. We are next eligible to receive a potential additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

We have selected a Werner Helicase Inhibitor Development Candidate, or DC, in collaboration with GSK. This Werner Helicase Inhibitor DC is targeting the helicase domain of the Werner, or WRN, protein, for patients having tumors with high microsatellite instability, or MSI. In October 2023, we earned a $3.0 million milestone from GSK in connection with IND-enabling studies for the Werner Helicase Inhibitor DC. We are, in collaboration with GSK, targeting an IND submission in 2024 to enable first-in-human clinical evaluation of our Werner Helicase Inhibitor DC in high MSI tumors. We are next eligible to receive a potential additional $7.0 million milestone payment upon IND clearance for the Werner Helicase Inhibitor DC.

We have multiple wholly owned preclinical-stage programs on undisclosed targets to enable the next wave of precision medicine therapeutics in our pipeline. These preclinical programs are focused on opportunities that we believe have the potential to be first-in-class and/or best-in-class. We are targeting multiple DC nominations for these programs in 2024.

We have established a robust precision medicine research platform with capabilities for identification and validation of new targets and biomarkers, drug discovery and translational biology. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations that are most likely to benefit from these targeted therapies. Our small molecule drug discovery expertise includes discovery and development of small molecule therapeutics. The drug discovery platform includes our proprietary chemical library, INQUIRE™, structure-based drug design enabled by extensive structural biology and crystallography capabilities, and our proprietary content-based machine-learning engine, HARMONY™, providing effective and efficient molecular design and structure-activity-relationship, or SAR, cycles. We have deep research and development expertise in synthetic lethality—which represents an emerging class of precision medicine targets. We are applying these capabilities to develop a robust pipeline in precision medicine oncology.

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

Continue to efficiently develop our clinical-stage product candidates, darovasertib, IDE397, IDE161, and GSK101. We are evaluating darovasertib in combination with crizotinib in a potential registrational clinical trial in patients having MUM. We are also evaluating darovasertib as monotherapy in a Phase 2 clinical trial in primary UM. We are further evaluating darovasertib in combination with crizotinib in a Phase 2 clinical trial in patients with cutaneous melanoma. We are currently evaluating IDE397 in a Phase 2 monotherapy expansion cohort in selected priority indications for patients having tumors with MTAP gene deletion, including NSCLC, bladder, gastric and esophageal cancers. We are currently evaluating IDE161 in a Phase 1 expansion trial in homologous recombination deficiency, or HRD, solid tumor types, including ER+ HER- breast, colorectal, endometrial, and prostate cancers. We received Fast Track Designation from the FDA for IDE161 for ovarian cancer and breast cancer indications, specifically for the treatment of (i) adult, pretreated, platinum-resistant advanced or metastatic ovarian cancer patients having tumors with BRCA1/2 mutations and (ii) adult, pretreated, advanced or metastatic hormone receptor positive, or HR+, Her2- and BRCA1/2 mutant breast cancer patients.

Advance our preclinical pipeline of small molecule product candidates in synthetic lethality into clinical development. Our synthetic lethality pipeline includes multiple preclinical research programs, including our Werner Helicase program. We have selected a development candidate in collaboration with GSK and, subject to IND-enabling studies, are targeting an IND submission in 2024. We are also continuing to invest in our earlier-stage pre-clinical programs and have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

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

Collaborate under our existing strategic partnerships and identify additional strategic collaborations to accelerate development timelines and maximize the commercial potential of our targeted product candidates. We have entered into the Pfizer Agreements for evaluation of the darovasertib in combination with crizotinib in MUM and cutaneous melanoma. We entered into the Amgen CTCSA to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-deletion solid tumors. We have entered into the Gilead CSCSA to clinically evaluate IDE397 in combination with sacituzumab-govitecan-hziy (Trodelvy), Gilead's Trop-2 directed ADC, in patients having MTAP-deletion bladder cancer. We have entered into a strategic partnership and collaboration with GSK for our synthetic lethality programs targeting Pol Theta and Werner Helicase pursuant to the Collaboration, Option and License Agreement with GSK, or GSK Collaboration Agreement. We will selectively evaluate strategic collaborations for our targeted product candidates with biopharmaceutical partners whose research, development, commercial, marketing, and geographic capabilities complement our own.

Pipeline – Overview and Program Goals

We are applying our capabilities and approach to develop a portfolio of targeted therapeutics for patient populations, selected using molecular diagnostics.

(1) Pursuant to Pfizer Agreements

(2) Pursuant to Amgen CTCSA

(3) Pursuant to Gilead CSCSA

(4) Pursuant to GSK Collaboration, Option and License Agreement

Our clinical pipeline currently includes four potential first-in-class clinical-stage product candidates: darovasertib (PKC), IDE397 (MAT2A), IDE161(PARG) and GSK101 (Pol Theta Helicase). We own or control all commercial rights of the three most-advanced of these product candidates: darovasertib, IDE397, and IDE161.

Our pipeline also includes preclinical research programs directed to targeted therapeutic targets, including our Werner Helicase program for which we have selected a development candidate in collaboration with GSK and, subject to IND-enabling studies, we are targeting an IND submission in 2024. We also have earlier-stage preclinical programs, the profiles of which are summarized below.

All data and the status of each program are as of February 1, 2024, unless otherwise noted.

Darovasertib - (GNAQ or GNA11 Mutations)

•
We are evaluating darovasertib in combination with crizotinib, an investigational cMET inhibitor in a potential registrational clinical trial in patients having MUM. We have initiated a potential registration-enabling Phase 2/3 clinical trial to evaluate the darovasertib and crizotinib combination in MUM patients with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype. We have achieved double-digit patient enrollment and have opened multiple clinical sites, including international sites, where we are recruiting patients for enrollment in this planned global Phase 2/3 clinical trial. We are targeting clinical program update(s) in 2024.
•
We are planning to enroll additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in a clinical study.
•
We have initiated a Phase 2 expansion arm in our IDE196-001 clinical trial evaluating the darovasertib and crizotinib combination in GNAQ/11 metastatic cutaneous melanoma, based on the observed preliminary clinical efficacy.
•
We separately initiated and have achieved double-digit patient enrollment in our Phase 2 clinical trial evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary UM, with ongoing enrollment and multiple clinical sites open, and are targeting a clinical efficacy update in mid-year 2024 and regulatory guidance update in 2024. We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma”, or NADOM, and led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne and are targeting a clinical efficacy update in mid-year 2024.
•
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
•
We are proceeding with enrollment of MTAP-deletion patients into a monotherapy Phase 2 expansion cohort with an initial focus on high priority solid tumor types, including squamous NSCLC, bladder, esophageal and gastric cancers.
•
In June 2023, we announced selection of a Phase 2 monotherapy expansion dose for IDE397 and in connection therewith, reported preliminary evidence of clinical activity as monotherapy.
•
We are collaborating with Amgen to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to the Amgen CTCSA.
•
In April 2023, we co-presented preclinical efficacy data with Amgen at the 2023 Annual Meeting of the American Association for Cancer Research, or AACR 2023, for the IDE397 and AMG 193 combination in a NSCLC MTAP-null cell-derived xenograft, or CDX, model. The data collectively demonstrates that combined pharmacological inhibition of MAT2A and PRMT5 deepens the biological response through maximal pathway suppression.
•
In August 2023, Amgen initiated and dosed a first patient in the IDE397 /AMG 193 combination study, following clearance of the Amgen-sponsored IND and FDA authorization to proceed with the clinical trial. This Phase 1/2 clinical trial will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with AMG 193, with an initial focus for expansion in NSCLC patients and an estimated enrollment of approximately 180 patients. We are targeting the development of a joint publication strategy in 2024.

•
We are collaborating with Gilead to clinically evaluate IDE397 in combination with Trodelvy, the Gilead Trop-2 directed ADC, in patients having MTAP deletion bladder cancer, in an IDEAYA-sponsored clinical trial pursuant to the Gilead CSCSA. We anticipate enrolling the first patient in this clinical trial in mid-year 2024.
•
We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

PARG Program (HRD, including BRCA)

•
We are progressing with enrollment of patients having tumors with HRD into the Phase 1 expansion portion of the Phase 1/2 clinical trial in selected priority tumors. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial. We are targeting clinical program update(s) in 2024. We are also validating IDE161 combination opportunities preclinically and targeting identification of potential combination(s) in 2024.
•
In connection with the Phase 1 expansion announced in September 2023, we disclosed preliminary clinical proof-of-concept for IDE161 in HRD solid tumors based on early clinical data from the dose escalation cohorts. These clinical data showed dose-dependent pharmacodynamic modulation of poly-ADP ribose (PAR) proteins in peripheral blood, demonstrating IDE161 target engagement. In addition, we announced a greater than 50% PSA reduction in a prostate cancer patient in January 2023.
•
In September 2023, we received Fast Track Designation from the FDA for IDE161 for ovarian cancer and breast cancer indications, specifically for the treatment of (i) adult, pretreated, platinum-resistant advanced or metastatic ovarian cancer patients having tumors with BRCA1/2 mutations and (ii) adult, pretreated, advanced or metastatic hormone receptor positive, or HR+, Her2- and BRCA1/2 mutant breast cancer patients.
•
The expansion portion of the Phase 1 trial will include HRD solid tumor types, including endometrial, colorectal, prostate, and ER+ HER2- breast cancers.
•
We are targeting IDE161 clinical program update(s) and enabling clinical combination(s) in 2024.

Pol Theta Program (HR mutations, including BRCA, or HRD)

•
In November 2023, GSK initiated and dosed a first patient in the Phase 1 clinical trial for GSK101, following submission of the GSK-sponsored IND and FDA allowance to proceed with the clinical trial. GSK intends to clinically evaluate GSK101 in combination with niraparib, the GSK small molecule inhibitor of PARP for the treatment of patients having tumors with BRCA or other HRD.
•
GSK is leading clinical development of GSK101 pursuant to the GSK Collaboration Agreement.
•
In August 2023, we earned and in October 2023 we received a $7.0 million payment for a milestone based on acceptance of the IND by the FDA.
•
We have the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

WRN Program (High MSI)

•
We selected a Werner Helicase Inhibitor DC in collaboration with GSK. Subject to successful completion of ongoing IND-enabling studies, we are targeting an IND submission in 2024 to enable first-in-human clinical evaluation of Werner Helicase Inhibitor DC for patients having tumors with high MSI.
•
We are collaborating with GSK on the ongoing IND-enabling studies and, subject to IND submission and FDA allowance to proceed with clinical development, GSK will lead clinical development for the Werner Helicase program.
•
In October 2023, we earned a $3 million milestone in connection with IND-enabling studies. We have the potential to earn up to an additional $17 million aggregate milestone payments through early Phase 1 clinical studies, including $7.0 million upon IND clearance.

Other Pipeline Programs (Defined Biomarkers)

•
We have initiated early preclinical research programs focused on pharmacological inhibition of several new targets, or NTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures. We believe these research programs have the potential for discovery and development of first-in-class or unique-in-class or best-in-class therapeutics.
•
We are targeting development candidate nominations in 2024 for multiple NTs, including a development candidate to treat MTAP-deletion solid tumors.
•
We own or control all commercial rights in our next-generation programs.

New Target and Biomarker Discovery Platform

•
We have invested significantly and continue to invest in capabilities for identification and validation of new precision medicine targets and biomarkers for patient selection. For targets of interest, we advance our research to discover therapeutic drugs and to further qualify relevant biomarkers.
•
We own or control all commercial rights in programs directed to targets identified in on our new target and biomarker discovery platform.

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

Darovasertib – PKC Inhibitor Clinical Candidate in Uveal Melanoma

Darovasertib (IDE196) is our most advanced clinical-stage product candidate. Darovasertib is a potent, selective small molecule inhibitor of PKC, which we are developing for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We are pursuing a clinical strategy for darovasertib to broadly address uveal melanoma, alternatively referred to as ocular melanoma, as both primary and metastatic disease. Greater than 90% of uveal melanoma patients have tumors harboring GNAQ or GNA11 mutations. There are no FDA approved systemic therapies for primary UM, as either neoadjuvant or adjuvant therapies. There are likewise no FDA approved therapies for patients having MUM with HLA-A*02:01 negative, or HLA-A2(-), serotype. These primary UM patients and HLA-A2(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients. We have a separate, independent clinical strategy to address HLA-A*02:01 positive, or HLA-A2(+), MUM patients.

The potentially addressable patient population for MUM is estimated to include an annual incidence of approximately 4,500 patients across the United States, or U.S., and Europe, with an estimated total prevalence of approximately 14,000 patients in the U.S. and Europe. (Neo)Adjuvant UM represents a significant expansion opportunity for darovasertib – with a potential annual incidence of approximately 8,700 patients aggregate in U.S. and Europe and with an estimated total prevalence of approximately 100,000 patients in the U.S. and Europe.

We own or control all commercial rights in our darovasertib program in uveal melanoma, including in MUM and in primary UM, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

Darovasertib – Potential Registration-Enabling Clinical Trial in First-Line HLA-A2(-) Metastatic Uveal Melanoma

We have achieved double-digit patient enrollment and have opened multiple clinical sites, including international sites, where we are recruiting patients for enrollment in our potentially registration-enabling Phase 2/3 clinical trial, designated as IDE196-002, to evaluate darovasertib and crizotinib as a combination therapy in HLA-A2(-) MUM. We are the sponsor of this registrational Phase 2/3 clinical trial and are also collaborating with Pfizer for supply of crizotinib on this Phase 2/3 registrational trial, pursuant to the Second Pfizer Agreement. We are targeting clinical program update(s) in 2024.

The protocol of the Phase 2/3 clinical trial design incorporates guidance and feedback following our Type C meeting with the FDA in March 2023. This protocol includes an integrated Phase 2/3 open-label study-in-study design in first-line MUM patients with an HLA-A2(-) serotype. The clinical trial design employs a Phase 2 portion with median progression free survival, or PFS, as a primary endpoint for potential accelerated approval. Patients enrolled in Phase 2 will continue on treatment within the same study and will be considered, together with additional enrolled patients, to evaluate overall survival, or OS, as the primary endpoint of the Phase 3 portion of the clinical trial to support a potential confirmational approval.

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

On May 12, 2023, we expanded our relationship with Pfizer to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM by entering into Amendment No. 1 to the Second Pfizer Agreement. Under the as-amended Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. We anticipate that the supply of crizotinib under the Second Pfizer Agreement, as amended, will be sufficient to support the planned Phase 2 and Phase 3 portions of the Phase 2/3 potentially registrational clinical trial.

In parallel, we are continuing to evaluate darovasertib in our ongoing Phase 2 clinical trial, designated as IDE196-001, as a combination therapy with crizotinib in MUM patients. We are the sponsor of this Phase 2 clinical trial, and are collaborating with Pfizer on this Phase 2 clinical trial pursuant to the Pfizer Agreement.

In April 2023, we reported clinical data, including a safety and clinical efficacy interim results, from the Phase 2 expansion cohort evaluating darovasertib and crizotinib combination in MUM. In October 2023, we updated this clinical data and also reported darovasertib clinical ctDNA data and HLA-A2(-)/(+) data subsets from this Phase 2 clinical trial, as well as HLA-A2(-)/(+) prevalence based on our broader clinical experience in MUM, at ESMO 2023.

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

The evaluable patients generally had a significant disease burden and the evaluable any-line patients were heavily pre-treated. Key parameters for characterizing disease burden include baseline lactate dehydrogenase, or LDH, size of the largest metastatic lesion and degree of multi-site metastases. These evaluable patients had baseline LDH which was greater than the upper limit of normal in 60% of any-line and 50% of first-line patients. The largest metastatic lesion was greater than 3.0 cm in 65% of any-line and 60% of first-line patients, and greater than 8.0 cm in 10% of any-line and 15% of first-line patients. The patient metastases included both hepatic and extrahepatic loci in 64% of any-line and 50% of first-line patients. Among any-line patients, 68% had received one or more prior lines of therapy and 43% had received two or more prior lines of therapy.

In the twenty (20) evaluable first-line MUM patients in the expansion cohort, the investigator-reviewed data by RECIST 1.1 included: (i) 45% Overall Response Rate, or ORR, in First-Line MUM: 9 of 20 evaluable patients had a confirmed PR; (ii) 90% Disease Control Rate, or DCR, in First-Line MUM: 18 of 20 evaluable patients showed disease control, including 9 confirmed PRs and 9 stable disease; and (iii) ~7 months median PFS in First-Line MUM.

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

Prevalence of HLA-A2*02:01 Negative Serotype in MUM

Data from darovasertib clinical trials in MUM demonstrate that approximately 70% of MUM patients with known HLA-A*02:01, or HLA-A2 status were HLA-A2(-). As reported at ESMO 2023, the HLA-A2 status was known in subsets of patients enrolled in clinical trials evaluating darovasertib. Prevalence of HLA-A2(+) and HLA-A2(-) in MUM patients was determined from a first data set of n=149 MUM patients treated with darovasertib as monotherapy or in a combination arm of a clinical trial, and separately in a second data set of n=118 MUM patients treated with the darovasertib and crizotinib combination. These data include 102 of 149 (68%) of patients in the all-treatment subset and 81 of 118 (69%) patients in the darovasertib and crizotinib combination treatment subset.

Darovasertib – Strategy for HLA-A*02:01 Positive MUM

Based on clinical data from the Phase 2 clinical trial evaluating darovasertib and crizotinib in MUM as reported at ESMO 2023, and based on the darovasertib mechanism of action, we anticipate darovasertib may have clinical activity independent of HLA-A2 status in GNAQ/11-mutation cancers.

We are planning to enroll additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in a clinical study. This strategy reflects observed darovasertib clinical activity irrespective of HLA serotype as reported at ESMO 2023, and demonstrates our commitment to fully address the high unmet medical need in MUM. Such clinical trial data from darovasertib and crizotinib combination treatment in HLA-A2(+) MUM could support publication and potential inclusion in NCCN Clinical Practice Guidelines in Oncology.

Darovasertib – Orphan Drug Designation in UM and Fast Track Designation in MUM

In April 2022, the FDA designated darovasertib as an Orphan Drug in UM, including primary and metastatic disease under 21 C.F.R Part 316. Under an Orphan Drug designation, darovasertib may be entitled to certain tax credits for qualifying clinical trial expenses, exemption from certain user fees and, subject to FDA approval of a New Drug Application, or NDA, for darovasertib in UM, eligibility for seven years of statutory marketing exclusivity. As an FDA-designated Orphan Drug, darovasertib may also be excluded from certain mandatory price negotiation provisions of the 2022 Inflation Reduction Act, if approved.

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

We have initiated and dosed our first patient in a company-sponsored Phase 2 clinical trial designated as IDE196-009, with ongoing enrollment and multiple clinical sites open. The purpose of the clinical trial is to evaluate single-agent darovasertib as neoadjuvant treatment of primary UM prior to primary interventional treatment of enucleation or radiation therapy and also as adjuvant therapy following the primary treatment. As of October 23, 2023, six patients have enrolled in the trial, including four enucleation patients and two plaque-therapy patients.

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

The company reported that seven patients were treated to maximal response or have ongoing treatment with darovasertib in the neo-adjuvant setting as of the data cut-off date of July 17, 2023. Six of these seven patients were considered evaluable based on evaluation with at least one ultrasound scan. Two evaluable patients had a confirmed eye preservation and avoided enucleation, based on conversion of their primary treatment from the planned enucleation to plaque brachytherapy. A third evaluable patient was confirmed as plaque-eligible and treatment of this patient is ongoing with darovasertib neo-adjuvant treatment until maximal benefit. These data reflect eye preservation in three of six evaluable patients – a 50% eye preservation rate. Of the evaluable six patients, approximately 83% of patients had tumor shrinkage.

Two patients enrolled into the IST did not complete their treatment to maximal response. One of these patients had sub-retinal blood present at baseline and with lack of shrinkage and visual deterioration and the patient discontinued treatment after 6 weeks. A second of these patients had a Grade 3 drug-related AE of dermatitis and discontinued treatment before a first scan.

Enrollment into the IST is ongoing. As of October 23, 2023, two out of four additional patients enrolled after the data cutoff date of July 17, 2023, are likely plaque eligible – based on an observed 22% ocular tumor shrinkage at 1-month and 20% ocular tumor shrinkage at 2-months, and are continuing darovasertib neoadjuvant therapy until maximal benefit. One patient is being enucleated. The status of the fourth patient was not reported.

In April 2023, we reported on a compassionate use case for a primary UM patient who was already blind in one eye from vascular disease and developed a large uveal melanoma lesion in his other eye which also had an associated cataract. The patient sought neoadjuvant treatment with the darovasertib and crizotinib combination under a compassionate use protocol with a goal to avoid enucleation and potentially preserve vision in the affected eye. The preliminary clinical data showed prompt responsiveness to treatment, including observed progressive tumor shrinkage over each prior month of treatment. Namely, the patient experienced ~30% tumor shrinkage after one month that continued up to ~80% after 4 months of treatment, in each case as determined by investigator measurement of apical height. After 1 month the ocular lesion size was sufficiently reduced to approach the threshold for radiation therapy (e.g., plaque brachytherapy). The patient thus avoided enucleation of the eye having the uveal melanoma, which reflects an initial reported case of systemic neoadjuvant therapy resulting in eye preservation by avoiding enucleation. Additionally, the patient has restored normal vision of the eye following the course of neoadjuvant treatment and treatment of the associated cataract, with a reported post-treatment vision score of 6/5 (measurement in meters: 6/6 m = 20/20 ft), reflecting a greater than 20 fold improvement in vision.

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

In August 2023, Amgen initiated and has dosed a first patient in the IDE397 /AMG 193 combination study, following FDA authorization to proceed with the clinical trial. This Phase 1/2 clinical trial (NCT: 05975073) will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with AMG 193, with an initial focus for expansion in NSCLC patients and an estimated enrollment of approximately 180 patients.

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

We are collaborating with Gilead to clinically evaluate IDE397 in combination with Trodelvy, the Gilead Trop-2 directed ADC, in patients having tumors with MTAP deletion, in patients having MTAP deletion bladder cancer, in an IDEAYA-sponsored clinical trial pursuant to the Gilead CSCSA.

IDE161 – PARG Inhibitor in Tumors with Homologous Recombination Deficiency

We are evaluating IDE161, a small molecule inhibitor of PARG being evaluated in a Phase 1/2 clinical trial designated as IDE161-001 for patients having tumors with HRD and potentially other genetic and/or molecular signatures. PARG is a novel target in a clinically validated biological pathway. PARG functions as a regulator of DNA repair in the same biochemical pathway as PARP. PARG hydrolyzes poly (ADP-ribose), or PAR, chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. PARG is a mechanistically distinct target relative to PARP.

We are progressing with enrollment of patients having tumors with HRD into the Phase 1 expansion portion of the Phase 1/2 clinical trial in selected priority tumors. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial. We are targeting clinical program update(s) in 2024. We are also validating IDE161 combination opportunities preclinically and targeting identification of potential combination(s) in 2024.

The expansion portion of the Phase 1 trial will include patients having HRD-associated breast cancer and ovarian cancer, as well as a basket of other selected solid tumors. The breast cancer focus is on ER+, Her2-, HRD+ tumors, which represent approximately 10% to 14% of breast cancer patients. The ovarian cancer focus represents approximately 50% of ovarian cancer where HRD is observed. Selected other solid tumors with HRD, such as HRD+ endometrial cancer, will also be evaluated in the Phase 1 expansion portion of the clinical trial.

In connection with the Phase 1 expansion announced in September 2023, we disclosed preliminary clinical proof-of-concept for IDE161 in HRD solid tumors based on early clinical data from the dose escalation cohorts. These clinical data showed dose-dependent pharmacodynamic modulation of PAR proteins in peripheral blood, demonstrating IDE161 target engagement. These clinical data also demonstrated IDE161 exposure levels in humans which correlate to preclinical exposures that were efficacious in achieving tumor regressions in xenograft models. We observed preliminary tumor shrinkage observed in multiple HRD solid tumor patients, including an BRCA1/2 endometrial cancer subject with a first imaging assessment of a partial response in the target lesion, a complete response in the non-target lesion and an 87% reduction in the CA-125 tumor marker (2,638 units/ml at baseline to 360 units/ml at 6-weeks).

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

In September 2023, we received Fast Track Designation from the FDA for IDE161 for ovarian cancer and breast cancer indications. Fast Track is a FDA process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. Specifically, for IDE161, Fast Track Designation was received for the treatment of adult patients having advanced or metastatic ovarian cancer with germline or somatic BRCA 1/2 mutations who are platinum resistant and have received prior antiangiogenic and PARP inhibitor therapies. The Fast Track Designation was also received for IDE161 for the treatment of adult patients having advanced or metastatic HR+, Her2- breast cancer with germline or somatic BRCA 1/2 mutations who have progressed following treatment with at least one line of a hormonal therapy, a CDK4/6 inhibitor therapy and a PARP inhibitor therapy.

Under the Fast Track designation, the IDE161 development program in BRCA1/2 mutant (m) breast and ovarian cancers, as specified in the respective Fast Track designation, is eligible for various expedited regulatory review processes, including generally more frequent FDA interactions (e.g., meetings, written communications), potential eligibility for rolling review of an and potential accelerated approval and priority review of a future NDA.

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

GSK101 (IDE705) - Pol Theta Helicase Inhibitor in tumors with Homologous Recombination Deficiency

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

GSK is evaluating GSK101 in combination with niraparib, the GSK small molecule inhibitor of PARP for the treatment of patients having tumors with BRCA or other HR mutations, or HRD, in a GSK-sponsored Phase 1 clinical trial. GSK has dosed the first patient in this trial.

GSK is leading clinical development of GSK101 pursuant to the GSK Collaboration Agreement. GSK is responsible for all research and development costs for the Pol Theta program.

We have the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion. In August 2023, we achieved and earned a $7.0 million milestone based on acceptance of the IND by the FDA, for which payment was received in October 2023. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support evaluation of GSK101.

We have the potential to earn further aggregate late-stage development and regulatory milestones of up to $465 million. Upon commercialization, we will be eligible to receive up to $475 million of commercial milestones, and tiered royalties on global net sales of GSK101 – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

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

We have demonstrated in vivo efficacy with tumor regression and PD response in a relevant high MSI model. We have observed selectivity of our Werner Helicase inhibitor and validation of the synthetic lethal relationship to tumors with high MSI over tumors with microsatellite stable, or MSS, based on a lack of in vivo pharmacological response in relevant MSS xenograft models.

We selected a Werner Helicase Inhibitor DC in collaboration with GSK. Subject to successful completion of ongoing IND-enabling studies, we are targeting an IND submission in 2024 to enable first-in-human clinical evaluation of Werner Helicase Inhibitor DC for patients having tumors with high MSI.

We are collaborating with GSK on the ongoing IND-enabling studies and, subject to IND submission and clearance, GSK will lead clinical development for the Werner Helicase program. GSK is responsible for 80% of global research and development costs and IDEAYA is responsible for 20% of such costs. GSK holds a global, exclusive license to develop and commercialize the Werner Helicase Inhibitor DC.

In October 2023, we achieved and earned a $3 million milestone in connection with IND-enabling studies. We have the potential to earn up to an additional $17 million aggregate milestone payments through early Phase 1 clinical studies, including $7.0 million upon IND clearance. We are also eligible to receive additional future aggregate total development milestones of up to $465 million. Upon commercialization, we will be eligible to receive up to $475 million of commercial milestones, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

Next-Generation Precision Medicine Pipeline Programs

We have initiated early preclinical research programs focused on pharmacological inhibition of several new targets, or NTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures. We believe these research programs have the potential for discovery and development of first-in-class or unique-in-class or best-in-class therapeutics. We are targeting development candidate nominations in 2024 for multiple NTs. Collectively, we believe these efforts will further advance our multi-pronged clinical and business strategy. We own or control all commercial rights in our next-generation NT programs.

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

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is evaluating a small molecule MAT2A inhibitor designated as S95035 in a Phase 1 trial and Insilico Medicine has a small molecule MAT2A inhibitor in IND-enabling studies.

For IDE161, we are not aware of any other clinical-stage therapies targeting PARG. Several companies are conducting preclinical research to develop PARG inhibitors, including Nodus Oncology, SynRx, 858 Therapeutics and Satya Pharma Innovations.

For GSK101 (IDE705), Artios Pharma is developing two clinical-stage therapies targeting Pol Theta, both in Phase 1/2 studies. Additionally, Repare Therapeutics and Breakpoint Therapeutics have Pol Theta inhibitors in IND-enabling studies.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Pfizer (Talzenna), GSK (Zejula) and Roche. Additionally, several other early-stage companies, including 858 Therapeutics, Anticancer Bioscience, Artios, Breakpoint Therapeutics, FoRx Therapeutics, Repare Therapeutics, Ryvu Therapeutics, Tango, Vividion, Xpose, and Eikon Therapeutics.

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

As of February 3, 2024, we own or exclusively in-license patents and patent applications, comprising approximately 71 distinct patent families, protecting our technology across our pipeline. Excluding applications that we are not currently prosecuting, our portfolio consists of 16 issued U.S. patents, approximately 48 pending U.S. applications, 21 pending applications under the Patent Cooperation Treaty, or PCT, 44 issued foreign patents and approximately 160 pending foreign applications in approximately 44 foreign jurisdictions, including without limitation countries included in major markets in North America, Europe, and Asia, each having expiration dates ranging from 2035 to 2044. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.

As of February 3, 2024, as relating to our PKC program, including darovasertib, we own or have exclusively in-licensed from Novartis patents and patent applications comprising approximately six issued U.S. patents, approximately 31 issued foreign patents, approximately eight pending U.S. applications, three pending PCT application, and approximately 33 pending applications in approximately 20 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These in-licensed patents and applications are directed to composition of matter, pharmaceutical compositions and methods of treatment, including treatment of uveal melanoma. These solely owned or in-licensed patent applications, if granted, would expire between 2035 and 2043, without taking into account any applicable patent term adjustments or extensions. In addition, the PKC program portfolio includes two U.S. patent application and two PCT applications which are jointly owned with Pfizer directed to methods of treatment for certain combination treatments.

As of February 3, 2024, as relating to our MAT2A program, including IDE397, we own patents and patent applications comprising approximately three issued U.S. patents, approximately two issued foreign patent, 10 pending U.S. applications, approximately eight pending PCT applications and approximately 52 pending foreign applications in approximately 28 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These solely owned or in-licensed patent applications, if granted, would expire between 2039 and 2043, without taking into account any applicable patent term adjustments or extensions. In addition, the MAT2A program portfolio also includes one pending U.S. application and one pending foreign application directed to methods of treatment of cancer which is jointly owned with GSK pursuant to the GSK Collaboration Agreement, as well as one pending PCT application and two foreign applications directed to methods of treatment of cancer which is jointly owned with Amgen pursuant to the Amgen CTCSA.

As of February 3, 2024, as relating to our PARG program, including IDE161, we own or have exclusively in-licensed from Cancer Research UK and University of Manchester, patents and patent applications comprising approximately two issued U.S. patents, 10 issued foreign patents, 13 pending U.S. application, and approximately 26 pending foreign applications in approximately 18 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These solely owned or in-licensed patent applications, if granted, would expire between 2035 and 2044, without taking into account any applicable patent term adjustments or extensions.

As of February 3, 2024, as relating to our Pol Theta program, GSK holds a global, exclusive license to develop and commercialize Pol Theta products arising out of the Pol theta program.

Our patent portfolio also supports programs in our synthetic lethality preclinical pipeline, including U.S. patent applications directed to composition of matter, pharmaceutical compositions and/or methods of treatment of cancer for each of our Pol Theta (HR), WRN (high MSI), and certain next-generation SLT programs.

Strategic Relationships

We own or control all commercial rights in our three most advanced programs, each of which are clinical-stage programs – darovasertib, IDE397 and IDE161. We have entered into strategic relationships for these programs – for example, to in-license certain intellectual property rights or to enable evaluation of combination therapies, such as through combination drug supply or clinical trial collaborations to evaluate combinations. For darovasertib, we have an exclusive license agreement with Novartis and separately, we have established clinical trial collaboration and supply agreements with Pfizer in support of our clinical evaluation of darovasertib in combination with crizotinib in MUM and cutaneous melanoma. For IDE397, we entered into the Amgen CTCSA to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-null solid tumors, and we entered into the Gilead GSCSA to clinically evaluate IDE397 in combination with Trodelvy, the Gilead Trop-2 directed ADC, in patients having MTAP deletion bladder cancer. For PARG, we have an exclusive in-license agreement with Cancer Research UK and University of Manchester.

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

We have established collaborative relationships with other companies for access to their proprietary database of patient samples, and/or for their genetic screening services on their proprietary platform. We have established certain development manufacturing and service relationships with CMOs for darovasertib, IDE397, and IDE161 We have an agreement with STA Pharmaceutical Hong Kong Limited, or STA Pharmaceutical, for the synthesis of the API for darovasertib, and agreements with STA Pharmaceutical and Patheon Inc. for formulation and manufacturing of darovasertib drug product. We have an agreement with STA Pharmaceutical for the synthesis of the API, formulation and manufacturing of IDE197 drug product. We have an agreement with Pharmaron for the synthesis of the API and formulation for IDE161, and with STA Pharmaceutical for the manufacturing of IDE161 drug product. We have established arrangements with CMOs as well for packaging, labeling and distribution of darovasertib, IDE397, and IDE161. We also have established clinical services relationship with CROs to support our conduct of clinical trials for our darovasertib, IDE397, and IDE161programs.

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

Agreements

Clinical Trial Collaboration and Supply Agreements with Pfizer for Darovasertib

In March 2020, we entered into the Pfizer Agreement. Pursuant to the Pfizer Agreement, as amended in September 2020, April 2021, August 2021 and May 2023, Pfizer supplies us with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, we are the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to us. The Pfizer Agreement provides that we and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

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

Separately, in March 2022, we and Pfizer also entered into the Third Pfizer Agreement pursuant to which we may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we are the sponsor of the planned combination trial, and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us. We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. We and Pfizer had formed a joint development committee responsible for coordinating all regulatory and other activities under the Third Pfizer Agreement.

In May 2023, we continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide us with an additional defined quantity of crizotinib at no cost.

We also expanded our relationship with Pfizer in May 2023 under an Amendment No. 1 to the Second Pfizer Agreement to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM. Under the as-amended Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. Under Amendment No. 1 to the Second Pfizer Agreement, we also terminated the Third Pfizer Agreement.

Exclusive License Agreement with Novartis for Darovasertib

In September 2018, we entered into a license agreement with Novartis International Pharmaceuticals Ltd. (Novartis) to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (PKC) inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. We have renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib.

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

Clinical Trial Collaboration and Supply Agreement with Amgen for IDE397

In July 2022, we entered into the Amgen CTCSA to clinically evaluate IDE397 in combination with AMG 193 in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, we will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. Each party will pay for fifty percent (50%) of the external third-party costs of the combination study. Each party will be responsible for its own internal costs and expenses in support of the combination study. We and Amgen will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. We and Amgen each retain commercial rights to our respective compounds, including with respect to use as a monotherapy agent or combination agent.

Clinical Trial Collaboration and Supply Agreement with Gilead for IDE397

In November 2023, we entered into the Gilead CSCSA with Gilead to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion bladder cancer, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, we will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. We and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. We and Gilead each retain commercial rights to our respective compounds, including with respect to use as a monotherapy agent or combination agent.

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

In January 2022, we exercised our option for an exclusive worldwide license rights covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (CRT) and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000.

Following our option exercise, we gained sole control and responsibility for the research, development, manufacture, and commercialization of the licensed PARG inhibitors. Cancer Research UK also transferred its know how relating to the research, development or manufacturing of the licensed PARG inhibitors to us.

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

In addition to an upfront fee of £100,000 and a one-time option exercise fee of £250,000, each of which have been paid, we have certain potential milestone-dependent financial obligations, including: (a) subject to completion of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, payments of up to £19.5 million per broad disease classification block – for example, in oncologic diseases, up to £13.0 million aggregate for a first achievement of such clinical and regulatory milestones and up to £6.5 million aggregate for a second achievement of such clinical and regulatory milestones; (b) subject to certain sales-based milestones based on net sales of licensed products. payments of up to £9 million per broad disease classification block – for example, in oncologic diseases, up to £6.0 million aggregate for a first achievement of such sales milestones and up to £3.0 million aggregate for a second achievement of such sales milestones; and (c) low single-digit tiered royalty payments based on aggregate worldwide net sales of all products, payable on a product-by-product and country-by-country basis until the later of the last-to-expire patent covering such product in such country and the ten year anniversary of the first commercial sale of such licensed product in such country.

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

Certain of the clinical and regulatory milestones are related to and may be due and payable by us if certain milestones are achieved in connection with the IDE161-001 Phase 1/2 clinical trial. We will be obligated to make future milestone payments to CRT aggregating up to £18.75 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, including an aggregate of up to £1.5 million and up to £2.25 for the achievement of certain Phase 2 and Phase 3 development milestones, respectively, in each case as relating to first (e.g., a breast cancer) and second (e.g., ovarian cancer) tumor histologies.

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

Collaboration, Option and License Agreement with GSK for Pol Theta and Werner Helicase

In June 2020, we entered into the GSK Collaboration Agreement, with GSK, pursuant to which we and GSK have entered into a collaboration for its synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase. On July 27, 2020, we and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective. Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of December 31, 2023 GSK has made aggregate payments to us in the amount of $13.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

GSK Collaboration – MAT2A Program

Under the MAT2A program, we led research and development through early clinical development stage, and GSK had an exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products arising out of the MAT2A program, or the Option. We delivered an Option data package resulting from our conduct of a dose escalation portion of a MAT2A Phase 1 monotherapy clinical trial pursuant to the GSK Collaboration Agreement, following which the Option was exercisable within a specified time period.

In January 2022, GSK waived its rights under the GSK Collaboration Agreement to initiate, or request that we initiate, prior to GSK’s exercise of the Option, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial. Accordingly, we have no further obligation under the GSK Collaboration Agreement to supply MAT2A product for the MAT2A Combination Trial at its own cost. Our obligation to supply the MAT2A compound for the MAT2A Combination Study was deemed a material right under the GSK Collaboration Agreement.

In August 2022, we received notice from GSK waiving its rights to exercise its Option, or the MAT2A Option Waiver, pursuant to the GSK Collaboration Agreement. As such, we retain and fully own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. We will be responsible for the costs of further research and clinical development activities that we conduct for the MAT2A program following the MAT2A Option Waiver.

GSK Collaboration - Pol Theta Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize Pol Theta products arising out of the Pol Theta program. We and GSK collaborated on preclinical research for the Pol Theta program, and GSK is leading clinical development for the Pol Theta program. GSK is responsible for all research and development costs for the Pol Theta program.

We will be eligible to receive total development and regulatory milestones of up to $485.0 million, with respect to each Pol Theta product, including as applicable, for multiple Pol Theta products that target certain alternative protein domains or are based on alternative modalities. Additionally, we will be eligible to receive up to $475 million of commercial milestones with respect to the Pol Theta product. We are also entitled to receive tiered royalties on global net sales of Pol Theta products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions.

In June 2022, we announced the nomination of a Pol Theta Helicase Inhibitor DC and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment, which we received in October 2022.

An IND was submitted and was cleared by the FDA in August 2023 to enable clinical evaluation in combination with niraparib, triggering a $7.0 million milestone payment.

We have the potential to achieve an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate late-stage development and regulatory milestones of up to $465 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, and tiered royalties on global net sales of GSK101 – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

GSK Collaboration - Werner Helicase Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize WRN products arising out of the WRN program. We and GSK are collaborating on ongoing preclinical research for the WRN program, and GSK will lead clinical development for the WRN program, with IDEAYA responsible for 20% and GSK responsible for 80% of such global research and development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof.

We will be eligible to receive total development milestones of up to $485.0 million, with respect to each WRN product, including as applicable, for multiple WRN products that are based on alternative modalities. Additionally, we will be eligible to receive up to $475 million of commercial milestones with respect to the WRN product. We will be entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We will have a right to opt-out of the 50% U.S. net profit share and corresponding research and development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the WRN program at the time of opt-out.

In October 2023, we announced the nomination of a Werner Helicase Inhibitor DC and the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Werner Helicase Inhibitor DC, triggering a $3.0 million milestone payment.

We have the potential to achieve an additional $17.0 million development milestones through early Phase 1 clinical studies, including $7.0 million upon IND clearance, as well as potential further aggregate late-stage development and regulatory milestones of up to $465 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

GSK Collaboration - General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, we and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN or Pol Theta for an agreed upon period of time. We and GSK have formed a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement. Ownership of intellectual property developed under the GSK Collaboration Agreement is allocated between or shared by the parties depending on development and subject matter.

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

The GSK Collaboration Agreement will continue in effect on a product-by-product and country-by-country basis until the expiration of the obligation to make payments under the GSK Collaboration Agreement with respect to such product in each country, unless earlier terminated by either party pursuant to its terms. Either party may terminate the GSK Collaboration Agreement for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain patents of ours. GSK may terminate the GSK Collaboration Agreement in its entirety or on a target-by-target basis upon 90-day notice to us.

Sales and Marketing

We intend to become a fully-integrated biopharmaceutical company. This will enable us to realize our goal of delivering transformative drugs to patients. We currently hold worldwide commercialization rights to each of our product candidates, and intend to retain significant rights in key markets. In light of our stage of development, we have not yet established sales and marketing capabilities. We are planning for potential commercial operations, including for sales and marketing capabilities, subject to further process of our potentially registrational Phase 2/3 clinical trial for darovasertib.

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

We have also established supply arrangements with one or more CMOs for each of our development programs in support of our current clinical development needs.

Our lead product candidates darovasertib, IDE397, IDE161 and Pol Theta are each small molecules that can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We believe the synthetic chemistry is amenable to scale-up using standard manufacturing equipment and processes. We expect that the compounds being discovered and developed for our other pipeline programs, including WRN, and other future programs, will also be small molecule product candidates that can be produced at contract manufacturing facilities.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other application to market the same drug for the same indication for seven years, except in limited circumstances, such as a subsequent product demonstration of clinical superiority to the product with orphan drug exclusivity. Competitors may receive approval of different drugs for the indication for which the orphan product has exclusivity or obtain approval for the same drug but for a different indication from that for which the orphan product has exclusivity. Our product candidates could also be blocked from approval if a competitor obtains approval of the same drug for the same rare disease or condition before we do.

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

Even if a product qualifies for one or more of these expedited development and review programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In November 2022, the FDA granted fast track designation to darovasertib in combination with crizotinib for treatment of adult patients with MUM. We also expect to pursue breakthrough therapy designation and accelerated approval for darovasertib and may explore some of these opportunities for our other product candidates as appropriate. We received Fast Track Designation from the U.S. Food and Drug Administration, or FDA for IDE161 for ovarian cancer and breast cancer indications.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

In the EU, an application for designation as an orphan product can be made any time prior to the filing of a MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved indication. During this market exclusivity period, competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for orphan medicines that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices, or IVD MDs, were regulated by the EU Directive on in vitro diagnostic medical devices (Directive No. 98/79/EC, as amended), or IVDD, which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices as well as the vigilance procedure. IVD MDs had to comply with the requirements provided for in the IVDD, and with further requirements implemented at national level (as the case may be).

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

In the EU, similar developments may affect our ability to profitably commercialize our products, if approved. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In 2020, we established an internal human resources departments part of our commitment to our human resources programs and our employee work experience. We believe our employees and our company benefit from and excel in a diverse, inclusive and safe work environment. Our employees come from numerous countries and bring diversity to our workplace across many critical categories. We believe the variety of experiences, backgrounds and perspectives of our employees bring to their work every day makes IDEAYA stronger and more successful. As of December 31, 2023, females make up 46% of our workforce, 13% of our executive team, and 37.5% of our board of directors.

As of December 31, 2023, we had a total of 124 employees. Of these employees, 98 were primarily engaged in research and development activities and 26 were primarily engaged in general and administrative activities. Of our total employees, 98 hold biology, chemistry or other relevant scientific degrees, including 55 Ph.D.’s. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were founded in June 2015 as a Delaware corporation. Our principal executive offices are located at 7000 Shoreline Court, Suite 350, South San Francisco, California 94080, and our telephone number is (650) 443-6209. Our website address is www.ideayabio.com.

We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our SEC filings are available to the public on the SEC’s website at www.sec.gov. At our corporate website, www.ideayabio.com, we make available free of charge a variety of information for investors, including copies of these reports, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not part of this report and is not incorporated by reference herein. We have included our website address as an inactive textual reference only. We also use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

We use IDEAYA Biosciences, Inc.®, the IDEAYA logo, and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic, the ongoing Ukraine-Russia conflict, the Israel Hamas conflict, or banking sector volatility and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Four of our product candidates, IDE397, darovasertib (IDE196), IDE161 and GSK101 (being developed by GSK under the Collaboration, Option and License Agreement with GSK), are currently in ongoing clinical trials.

We have had significant operating losses since our inception. Our net losses for the twelve months ended December 31, 2023 and 2022 were $113.0 million and $58.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $348.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Three of our product candidates are in early phase clinical trials being conducted by us. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop IDE397, darovasertib, IDE161, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $632.6 million.

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
•
potential delays in our ongoing clinical programs as a result of any public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic);
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
•
our ability to timely execute our ongoing clinical trials and enroll a sufficient number of patients on a timely basis to evaluate our product candidates in clinical development;
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

Under the GSK Collaboration Agreement, we will be eligible to receive from GSK future development and regulatory milestones of up to $475 million for the Pol Theta and $482.0 million for the WRN product, and commercial milestones of up to $475 million, with respect to the Pol Theta and WRN product. Additionally, we are entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We are entitled to receive tiered royalties on global net sales of Pol Theta products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with potential positive economic adjustments based on the stage of the WRN program, as applicable, at the time of opt-out. There is no guarantee that we will be able to successfully continue to advance the Pol Theta and WRN programs and receive regulatory filing milestone payments related to any Pol Theta or WRN product. GSK may terminate the entire GSK Collaboration Agreement or any collaboration program on a target-by-target basis for any or no reason upon written notice to us after expiration of a defined notice period. The GSK Collaboration Agreement or any program under the GSK Collaboration Agreement may also be terminated by either party for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain of our patents. Depending on the timing of any such termination we may not be entitled to receive the option exercise fees, or potential milestone payments, as these payments terminate with termination of the GSK Collaboration Agreement.

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

Our clinical trial collaboration and supply agreements with Pfizer, Amgen and Gilead for the supply of crizotinib, AMG 193 and Trodelvy, respectively, support our plans to evaluate the safety and efficacy of darovasertib in combination with crizotinib, IDE397 in combination with AMG 193, and IDE397 in combination with Trodelvy. If any of these strategic collaborators delay or fail to supply their compound in support of these combination trials, fail to sponsor or appropriately conduct the combination trial (in the case of Amgen), or we fail to reach an agreement with any of these strategic collaborators for the continued supply of their compound beyond the terms of the current supply agreements, the development programs as pertaining to these combinations may be significantly delayed, and our development costs may increase. In each case, this may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including darovasertib, IDE397 or IDE161, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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
•
recruiting an adequate number of suitable patients to participate in a clinical trial, particularly if any public health outbreak, epidemic or pandemic leads to clinical site closures;
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

As another example, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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
•
clinical trial investigators’ willingness to continue enrolling patients and patients’ willingness to complete protocol assessments during any public health outbreak, epidemic or pandemic;
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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. As a result of any public health outbreak, competition for potential patients in our trials may be further exacerbated as a result of any clinical site closures. Since the number of qualified clinical investigators is already limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

In addition, our clinical trials may be affected by any public health outbreak, epidemic or pandemic. Clinical site initiation and patient enrollment may be delayed. For example, as a result of the COVID-19 pandemic, several of our sites halted new enrollment for several months in 2020 before resuming enrollment. Some patients may not be able or willing to comply with clinical trial protocols, and data collected may be incomplete, if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients, and principal investigators and site staff who, as healthcare providers, may have heightened exposure to infectious diseases, may be delayed or disrupted, which may adversely impact our clinical trial operations.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business, financial condition, results of operations and prospects.

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

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is evaluating a small molecule MAT2A inhibitor designated as S95035 in a Phase 1 trial and Insilico Medicine has a small molecule MAT2A inhibitor in IND-enabling studies.

For IDE161, we are not aware of any other clinical-stage therapies targeting PARG. Several companies are conducting preclinical research to develop PARG inhibitors, including Nodus Oncology, SynRx, 858 Therapeutics and Satya Pharma Innovations.

For GSK101 (IDE705), Artios Pharma is developing two clinical-stage therapies targeting Pol Theta, both in Phase 1/2 studies. Additionally, Repare Therapeutics and Breakpoint Therapeutics have Pol Theta inhibitors in IND-enabling studies.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Pfizer (Talzenna), GSK (Zejula) and Roche. Additionally, several other early-stage companies, including 858 Therapeutics, Anticancer Bioscience, Artios, Breakpoint Therapeutics, FoRx Therapeutics, Repare Therapeutics, Ryvu Therapeutics, Tango, Vividion, Xpose, and Eikon Therapeutics.

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

As of December 31, 2023, we had 124 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) may materially and adversely affect our business and operations.

The COVID-19 pandemic previously adversely affected, and the COVID-19 pandemic or other actual or threatened public health outbreaks, epidemics, or pandemics may in the future adversely affect, among other things, our research and development efforts, clinical trial operations, manufacturing and supply chain operations, administrative personnel, third-party service providers, and business partners.

While the COVID-19 pandemic did not materially adversely affect our business operations during the twelve months ended December 31, 2023, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or a future public health outbreak could materially affect our business and the value of our common stock. The ultimate impact of the COVID-19 pandemic or a similar public health outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture of any future approved products. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements or similar applicable foreign requirements for manufacture of drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. These third-party manufacturers may be delayed in their manufacture or shipment of our product candidates due to public health outbreaks, heightened geopolitical conflict, increases in inflation and interest rates, or supply chain disruptions. For example, deterioration in the relationship between the United States and the PRC may impact international trade, government spending, regional stability and macroeconomic conditions. The impact of these potential developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, the PRC, may contribute to disruption of our PRC-based third-party suppliers and instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results. Additionally, our ability to audit these third-party manufacturers for compliance with cGMP requirements or similar foreign requirements (where applicable) and our specifications may be hindered or delayed due to a public health outbreak or geopolitical conditions.

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
•
breach of the manufacturing agreement by the third-party;
•
failure to manufacture our product according to our specifications;
•
failure to manufacture our product according to our schedule or at all;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

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

Our commercial success depends in part on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection for our product candidates and proprietary technologies as well as our ability to operate without infringing upon the proprietary rights of others.

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
•
an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013;
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

We rely in part on our portfolio of issued and pending patent applications in the United States and other countries to protect our intellectual property and competitive position. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If we fail to timely file for patent protection in any jurisdiction, we may be precluded from doing so at a later date. And although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, should we become a licensee of a third-party’s patents or patent applications, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained and/or enforced in a manner consistent with the best interests of our business. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products or services. Accordingly, we cannot provide any assurances about which of our patent applications will issue, the breadth of any resulting patent, whether any of the issued patents will be found to be infringed, invalid or unenforceable or will be threatened or challenged by third parties, that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products and services. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing, manufacturing and commercializing a product or technologies in a non-infringing manner that would be competitive with one or more of our products or technologies, or otherwise provide us with any competitive advantage. Further, our patents or the patent rights that we license from others, may be challenged in the courts or patent offices in the United States and abroad. Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action or similar proceedings in court or before patent offices in the United States or foreign jurisdictions for a given period after allowance or grant, during which time third parties can raise objections against such patents. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. In addition, defending such challenges in such proceedings may be costly. Further, there can be no assurance that we will have adequate resources to enforce our patents. Thus, any patents that we may own may not provide the anticipated level of, or any, protection against competitors. Furthermore, an adverse decision may result in a third-party receiving a patent right sought by us, which in turn could affect our ability to develop, manufacture or commercialize our products or technologies.

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

The resolution of any contractual interpretation dispute that may arise, if unfavorable to us, could have a material adverse effect on our business, financial condition, results of operations and prospects. Such resolution could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement or decrease the third-party’s financial or other obligations under the relevant agreement.

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

We may become subject to third-party claims alleging infringement, misappropriation or violation of such third-party’s patents or other intellectual property rights and/or third-party claims seeking to invalidate our patents, which could require us to spend significant time and money and, if successfully asserted against us, could delay or prevent us from developing, manufacturing and selling our products.

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

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our analysis of these issues, including interpreting the relevance or the scope of claims in a patent or a pending application, determining applicability of such claims to our proprietary technologies or product candidates, predicting whether a third-party’s pending patent application will issue with claims of relevant scope, and determining the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties.

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

Further, we may be required to indemnify future collaboration partners against claims of infringement, misappropriation, or other violations of intellectual property rights. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If a patent infringement suit were brought against us, we could be forced, including by court order to stop or delay development, manufacturing and/or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, we may be unable to maintain such licenses and the rights may be nonexclusive, which could give our competitors access to the same intellectual property.

Although no third-party has asserted a claim of patent infringement against us as of December 31, 2023, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

In addition, in a patent infringement proceeding, a court or administrative tribunal may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our collaborators or potential future collaborators, were to initiate legal proceedings against a third-party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent agencies. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and could result in the revocation, cancellation, or amendment of our patents or those of our licensors. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. A court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on an affected product candidate. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

In addition, we may face claims by third parties challenging ownership interest in or inventorship of intellectual property rights we regard as our own, based on claims that our agreements with employees, consultants, advisors or other third parties obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against these and other claims challenging inventorship or ownership and it may be necessary or we may desire to obtain a license to such third-party’s intellectual property rights to settle any such claim; however, there can be no assurance that we would be able to obtain such license on commercially reasonable terms, if at all. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A court could prohibit us from using technologies, features or other intellectual property rights that are essential to our products or technologies, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of another person or entity, including another or former employers. An inability to incorporate technologies, features or other intellectual property rights that are important or essential to our products or product candidates could have a material adverse effect on our business, financial condition, results of operations, and competitive position, and may prevent us from developing, manufacturing and/or commercializing our products or technologies. In addition, we may lose valuable intellectual property rights or personnel. Such an outcome could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to develop, manufacture and/or commercialize our products or services, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third-party with authorized access. Our security measures may not prevent an employee, consultant, advisor or other third-party from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Therefore, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such employees, consultants, advisors or third parties, despite the existence generally of these confidentiality restrictions. These agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets, know-how or other proprietary information in the event the unwanted use is outside the scope of the provisions of the contracts or in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurances that such employees, consultants, advisors or third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by third parties, including our competitors.

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
•
we may choose not to seek patent protection for some of our proprietary technology to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such trade secrets or know-how;
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

The American Rescue Plan Act of 2021 was also signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, includes prescription drug provisions that have significant implications for the pharmaceutical industry and beneficiaries, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical patients, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Europe, European Union General Data Protection Regulation, or GDPR, went into effect in May 2018, implementing more stringent requirements in relation to our use of personal data. The GDPR applies to any company established in the European Economic Area, or EEA, as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EU and the U.S. remains uncertain, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework, or DPF, as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK data protection regime, which imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR (e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

In addition, certain states govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020, and imposes increased privacy and security obligations on entities handling certain personal information of consumers or households, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Prior to our initial public offering, or IPO, in May 2019, there was no public market for shares of our common stock. Our stock currently trades on the Nasdaq Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2023, we have outstanding a total of 65.0 million shares of common stock, of which the holders of approximately 2.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of December 31, 2023, approximately 11.4 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, health-related information and personal information, or collectively, Confidential Information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information, including both our own and that of third parties. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to attack, damage and interruption from computer viruses, malware (e.g. ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks or intrusions over the Internet, phishing attacks and other social engineering schemes, attachments to emails, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, employee theft or misuse, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyberattacks or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Emerging and evolving cybersecurity threats such as the attack on SolarWinds and the Log4j vulnerability reported in December 2021 pose unique challenges and involve sophisticated threat actors. In addition, the pervasive use of mobile devices that access Confidential Information increases the risk of data security breaches, which could lead to the loss of Confidential Information, including both our own and that of third parties. As a result of the continuing hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our information technology systems, but they may still be vulnerable to these threats. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. There can also be no assurance that our programs, and our future collaborators’, contractors’ and consultants’ cybersecurity risk management programs and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable privacy and security laws. We would also be exposed to a risk of loss, including financial assets, litigation and potential liability and significant incident response, system restoration or remediation and future compliance costs, all of which could materially adversely affect our business, financial condition, results of operations and prospects. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Further, on June 1, 2023, the European Union Patent Package (EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patent applications and patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, as a result of our ceasing to be an emerging growth company and being deemed a large accelerated filer as of January 1, 2024, commencing with this Annual Report on Form 10-K for the year ending December 31, 2023, our independent registered public accounting firm is required to issue an opinion on the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, we will also have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense as well. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

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

As a public company, we are subject to reporting and other obligations under the Exchange Act, including Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. As a result of our ceasing to be an emerging growth company and being deemed a “large accelerated filer” as of January 1, 2024, commencing with this Annual Report on Form 10-K for the year ending December 31, 2023, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources, which we expect to further increase in 2024 when we are no longer be an emerging growth company and are deemed a large accelerated filer.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its stock ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income may be limited. As a result of such ownership changes, our ability to utilize certain NOLs and other tax attributes may be permanently limited if such attributes will expire unused. We have experienced ownership changes in the past, and we may experience ownership changes in the future due to subsequent shifts in our stock ownership (some of which may be outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes to offset future taxable income.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
a documented set of cybersecurity policies and procedures that specifies the manner in which security controls are implemented;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our information technology systems, or those of our collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business. Security breaches, loss of data or financial assets, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability.”

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee, or the Committee, oversight of cybersecurity, data privacy and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee is composed of members of our board of directors with diverse expertise, including risk management, public accounting, biotechnology, chief executive officer roles, and multiple public company directorships, which has prepared them to oversee our cybersecurity risks.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to our full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Senior Vice President (“SVP”), Head of Finance and Investor Relations, Chief Legal Officer, internal security staff and external experts as part of the board of directors’ continuing education on topics that impact public companies.

Our management team, including our SVP, Head of Finance and Investor Relations and Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes monitoring the cybersecurity landscape for new risks and best practices, developing and executing cybersecurity strategies, overseeing related governance policies, testing compliance with applicable technical standards, remediating known risks and leading employee training programs.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Our corporate headquarters is located in South San Francisco, California, where we lease and occupy approximately 29,600 square feet of office and laboratory space. The current term of our South San Francisco lease expires in July 2024, with an option to extend the term through July 2026.

In June 2023, we entered into a lease agreement for 43,966 square feet of space at 5000 Shoreline Court, South San Francisco, California. The lease term is expected to commence in June 2024 and the lease term is one hundred twenty months.

In November 2023, we additionally entered into a lease for an office located in San Diego, California, where we occupy approximately 5,700 square feet of office space. The lease commenced in December 2023 and expires in March 2028.

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

Stockholders

As of February 16, 2024, we had 9 record holders of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our clinical pipeline includes four potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE161 (PARG) and GSK101 (Pol Theta Helicase). We own or control all commercial rights of the three most-advanced of these product candidates: darovasertib, IDE397 and IDE161. We are also advancing our Werner Helicase program for which we have selected a development candidate in collaboration with GlaxoSmithKline, or GSK and, subject to investigational new drug-, or IND-, enabling studies, are targeting an IND in 2024. We also have multiple earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

Darovasertib – PKC Inhibitor Clinical Candidate in Metastatic Uveal Melanoma and Primary Uveal Melanoma

Our most advanced clinical program is evaluating darovasertib, or IDE196 which we in-licensed from Novartis, a small molecule protein kinase C, or PKC, inhibitor, in uveal melanoma, or UM. We are evaluating darovasertib in combination with crizotinib in a potential registrational clinical trial in patients having MUM. We are also evaluating darovasertib as monotherapy in a Phase 2 clinical trial in primary UM. We are further evaluating darovasertib in combination with crizotinib in a Phase 2 clinical trial in patients with cutaneous melanoma.

We have initiated and achieved double-digit patient enrollment and have opened multiple clinical sites, including international sites, where we are recruiting patients for enrollment in a potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002, to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having metastatic UM, or MUM, with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of a second Clinical Trial Collaboration and Supply Agreement, or Second Pfizer agreement, with Pfizer. We are targeting clinical program update(s) in 2024.

We are also planning to enroll additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in a clinical study. We are further evaluating darovasertib in combination with crizotinib in a Phase 2 expansion arm of IDE196-001 clinical trial in patients with cutaneous melanoma, alternatively referred to as skin melanoma.

We separately initiated and have achieved double-digit patient enrollment in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary UM, with ongoing enrollment and multiple clinical sites open. We are targeting a clinical efficacy update in mid-year 2024 and regulatory guidance update in 2024.

We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma”, or NADOM, and led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne. We are targeting a clinical efficacy update in mid-year 2024.

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

In collaboration with Amgen as part of the Amgen Clinical Trial Collaboration and Supply Agreement, or Amgen CTCSA, we initiated patient enrollment in the Amgen-sponsored Phase 1/2 clinical trial evaluating IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative protein arginine methyltransferase 5, or PRMT5, inhibitor, in patients having tumors with MTAP deletion, or the IDE397/AMG 193 combination study. This potential first-in-class synthetic lethality combination targets mechanistically complementary nodes of the MTAP methylation pathway – MAT2A and PRMT5 and is supported by data demonstrating preclinical anti-tumor efficacy presented at the 2023 Annual Meeting of the American Association for Cancer Research, or AACR 2023. We are targeting the development of a joint publication strategy in 2024.

We are collaborating with Gilead to clinically evaluate IDE397 in combination with Trodelvy, the Gilead Trop-2 directed ADC, in patients having MTAP deletion bladder cancer, in an IDEAYA-sponsored clinical trial pursuant to the Gilead CSCSA. We anticipate enrolling the first patient in this clinical trial in mid-year 2024.

We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

IDE161 – PARG Inhibitor Clinical Candidate in Tumors with Homologous Recombination Deficiency

We are evaluating IDE161, a small molecule inhibitor of PARG being evaluated in a Phase 1/2 clinical trial designated as IDE161-001 for patients having tumors with HRD and potentially other genetic and/or molecular signatures. PARG is a novel target in a clinically validated biological pathway. PARG functions as a regulator of DNA repair in the same biochemical pathway as PARP. PARG hydrolyzes poly (ADP-ribose), or PAR, chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. PARG is a mechanistically distinct target relative to PARP.

We are progressing with enrollment of patients having tumors with HRD into the Phase 1 expansion portion of the Phase 1/2 clinical trial in selected priority tumors. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial. We are targeting clinical program update(s) in 2024. We are also validating IDE161 combination opportunities preclinically and targeting identification of potential combination(s) in 2024.

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

We are evaluating GSK101 in combination with niraparib, the GSK small molecule inhibitor of PARP for the treatment of patients having tumors with BRCA or other HR mutations, or HRD in a Phase 1 clinical trial. GSK has dosed the first patient in this trial.

GSK is leading clinical development of GSK101 pursuant to the GSK Collaboration Agreement. GSK is responsible for all research and development costs for the Pol Theta program.

We have the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion. In August 2023, we achieved and earned a $7.0 million milestone based on acceptance of the IND by the FDA. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support evaluation of GSK101.

We have the potential to earn further aggregate later‐stage development and regulatory milestones of up to $465 million. Upon commercialization, we will be eligible to receive up to $475 million of commercial milestones, and tiered royalties on global net sales of GSK101 – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

WRN Program in Tumors with High Microsatellite Instability

We selected a Werner Helicase Inhibitor DC in collaboration with GSK. This Werner Helicase Inhibitor DC is targeting the helicase domain of the Werner, or WRN, protein, for patients having tumors with high microsatellite instability, or MSI. Subject to successful completion of ongoing IND-enabling studies, we are targeting an IND submission in 2024 to enable first-in-human clinical evaluation of Werner Helicase Inhibitor DC for patients having tumors with high MSI.

We are collaborating with GSK on the ongoing IND-enabling studies and, subject to IND submission and FDA allowance of clinical development, GSK will lead clinical development for the Werner Helicase program.

In October 2023, we earned a $3 million milestone in connection with IND-enabling studies, for which payment was received in November 2023. We have the potential to earn up to an additional $17 million aggregate milestone payments through early Phase 1 clinical studies, including $7.0 million upon IND clearance. We are also eligible to receive additional future aggregate total development milestones of up to $465 million. Upon commercialization, we will be eligible to receive up to $475 million of commercial milestones, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

Other Pipeline Programs (Defined Biomarkers)

We have initiated early preclinical research programs focused on pharmacological inhibition of several new targets, or NTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures. We believe these research programs have the potential for discovery and development of first-in-class or unique-in-class or best-in-class therapeutics. We are targeting development candidate nominations in 2024 for multiple NTs, including a development candidate to treat MTAP-deletion solid tumors. We own or control all commercial rights in our next-generation programs.

New Target and Biomarker Discovery Platform

We have invested significantly and continue to invest in capabilities for identification and validation of new precision medicine targets and biomarkers for patient selection. For targets of interest, we advance our research to discover therapeutic drugs and to further qualify relevant biomarkers.

We own or control all commercial rights in programs directed to targets identified in on our new target and biomarker discovery platform.

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

On June 26, 2023, we filed a new Registration Statement on Form S-3 (File No. 333- 272936) under the Securities Act as an automatic shelf registration statement as a “well-known seasoned issuer”, as defined in Rule 405 under the Securities Act. On June 26, 2023, we also entered into a new Open Market Sales Agreement, or June 2023 Sales Agreement, with Jefferies LLC (Jefferies) relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent.

During the year ended December 31, 2023, we sold an aggregate of 1,188,705 shares of our common stock through at-the-market offerings for aggregate net proceeds of $28.6 million, after deducting underwriting discounts and commissions and other offering expenses, at a weighted average sales price of approximately $25.30 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement and June 2023 Sales Agreement with Jefferies as sales agent. As of December 31, 2023, approximately $222.5 million of common stock remained available to be sold under the June 2023 Sales Agreement with Jefferies as sales agent.

Subsequent to December 31, 2023, from January 1, 2024 through January 17, 2024, we sold an aggregate of 6,115,516 shares of our common stock for aggregate net proceeds of $215.9 million at a weighted average sales price of approximately $36.39 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement with Jefferies as sales agent.

On January 19, 2024, we entered into a new Open Market Sales Agreement, or January 2024 Sales Agreement, with Jefferies relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

On January 24, 2024, pursuant to the January Open Market Sales Agreement, we sold an aggregate of 3,119,866 shares of our common stock for aggregate net proceeds of $126.4 million at a weighted average sales price of approximately $41.50 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of January 24, 2024, approximately $220.5 million of common stock remained available to be sold under the ATM facility.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

2023 October Public Offering and Sale of IDEAYA Common Stock

On October 27, 2023, the Company completed a further underwritten public follow-on offering. The offering consisted of 5,797,872 shares of our common stock at an offering price to the public of $23.50 per share, including 797,872 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 319,150 shares of common stock at a public offering price of $23.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $143.7 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.

2023 April Public Offering and Sale of IDEAYA Common Stock

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

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations through December 31, 2023 primarily through the sale and issuance of common stock, pre-funded warrants, redeemable convertible preferred stock, and convertible promissory notes, including our initial public offering, or IPO, in May 2019, a follow-on underwritten public offering in June 2020, a direct private placement equity investment by Glaxo Group Limited, an affiliate of GSK, in June 2020, the sale and issuance of common stock under our at-the-market facility pursuant to the August 2020 and January 2021 Sales Agreements with Jefferies as sales agent, and through additional follow-on underwritten public offerings in July 2021, September 2022, April 2023 and October 2023. Additionally, we received a non-dilutive upfront cash payment of $100 million from GSK in connection with the GSK Collaboration Agreement in July 2020. As of December 31, 2023, GSK has made aggregate payments to us in the amount of $13.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Certain program costs that contribute to our operating expenses have been and/or will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program. We anticipate that payments which we may make to Amgen will also contribute to our operating expenses as they are reimbursed by us pursuant to the Amgen CTCSA, including 50% of external costs Amgen incurs in connection with the Amgen-sponsored and executed IDE397 / AMG 193 Combination Study. We anticipate that we will also incur costs in accordance with the Gilead CSCSA. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $113.0 million and $58.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $348.4 million.

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

As of December 31, 2023, we had cash, cash equivalents, and short-term and long-term marketable securities of $632.6 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Annual Report on Form 10-K filed February 20, 2024.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration

Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. As of December 31, 2023, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of December 31, 2023 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition will be contingent on additional milestone earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397, IDE161 and WRN, consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

	Year Ended December 31,
	2023	2022
External clinical development expenses (1):
IDE397(2)	$11,985	$9,426
IDE196	25,829	13,433
IDE161	7,104	2,749
Personnel related and stock-based compensation	38,948	26,717
Other research and development expenses	45,642	37,211
Total research and development expenses	$129,508	$89,536

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.
(2)
IDE397 includes costs from Amgen Clinical Trial Collaboration and Supply Agreement

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

Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 7, 2023.

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change
Revenue
Collaboration revenue	$23,385	$50,931	$(27,546)	(54%)
Operating expenses
Research and development	129,508	89,536	39,972	45%
General and administrative	28,306	23,897	4,409	18%
Total operating expenses	157,814	113,433	44,381	39%
Loss from operations	(134,429)	(62,502)	(71,927)	115%
Other income
Interest income and other income (expense), net	21,468	3,847	17,621	458%
Net loss	$(112,961)	$(58,655)	$(54,306)	93%

Collaboration Revenue

Collaboration revenue decreased by $27.5 million, or 54%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. In July 2020, the GSK Collaboration Agreement became effective, and we started recognizing collaboration revenue, which consists of revenue from preclinical and Phase 1 monotherapy clinical research and development services under the MAT2A program as well as preclinical research services and the related license under the Pol Theta and WRN programs. Revenue we recognize from satisfaction of performance obligations under the GSK Collaboration Agreement is impacted by our estimates of the remaining costs to complete our obligations, which may vary due to changes to prospective collaboration research budgets or changes to respective allocation of resources and in any case require significant judgment, and may cause fluctuation in the revenue recognized from period to period.

During 2023, the Company recognized $23.4 million in revenue resulting from the progress in WRN R&D services and the Pol Theta program's IND acceptance milestone achievement and WRN program's toxicology study initiation milestone achievement.

As of December 31, 2023, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of December 31, 2023 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition will be contingent on additional milestones earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

Research and Development Expenses

Research and development expenses increased by $40.0 million, or 45%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in research and development expenses was primarily due to increases of $24.5 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $12.3 million in personnel-related expenses, including salaries, benefits and stock-based compensation, primarily related to an increase in headcount to support our growth, and $3.2 million in costs for laboratory supplies, facilities, software and insurance premiums to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million, or 18%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in general and administrative expenses was primarily due to increases of $1.6 million for consulting and legal services and $3.5 million in personnel-related expenses, including salaries, benefits and stock-based compensation, related to an increase in headcount to support our growth, partially offset by a decrease in $0.1 million in software licenses and facility costs, and $0.6 million in directors and officer's insurance premiums.

Interest Income and Other Income (Expense), Net

Interest income increased by $17.6 million, or 458%, during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to higher investment balances and interest rates.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock, pre-funded warrants, redeemable convertible preferred stock, and convertible promissory notes, the up-front and milestone payment received from GSK. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $632.6 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the years ended December 31, 2023 and December 31, 2022, we had net losses of $113.0 million and $58.7 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2023, we had an accumulated deficit of $348.4 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Annual Report on Form 10-K.

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

We lease our laboratory and office facilities in South San Francisco, California under operating leases with expiration dates in July 2024. In May 2018, we amended our South San Francisco facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our South San Francisco facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. As of December 31, 2023, we expect to make the total lease payments of $1.6 million through July 2024.

In June 2023, we entered into a lease agreement for 43,966 square feet of space at 5000 Shoreline Court, South San Francisco, California. The lease term is expected to commence in June 2024 and the lease term is one hundred twenty months. In November 2023, we additionally entered into a lease for an office located in San Diego, California, where we occupy approximately 5,700 square feet of office space. The lease commenced in December 2023 and expires in March 2028.

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

In September 2018, we entered into a license agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 PKC inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. We have renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. We paid Novartis an upfront payment of $2.5 million and issued 263,615 shares of our Series B redeemable convertible preferred stock concurrently with the execution of the license agreement. Subject to completion of certain clinical and regulatory development milestones, we agreed to make milestone payments in the aggregate of up to $9.0 million, and subject to achievement of certain commercial sales milestones, we agreed to make milestone payments in the aggregate of up to $20.0 million. We also agreed to pay mid to high single-digit tiered royalty payments based on annual worldwide net sales of licensed products, payable on a licensed product-by-licensed product and country by country basis until the latest of the expiration of the last to expire exclusively licensed patent, the expiration of regulatory exclusivity, and the ten year anniversary of the first commercial sale of such product in such country. The royalty payments are subject to reductions for lack of patent coverage, loss of market exclusivity, and payment obligations for third-party licenses.

In March 2020, we entered into the Pfizer Agreement. Pursuant to the Pfizer Agreement, as amended in September 2020, April 2021, September 2021 and May 2023, Pfizer supplies us with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, we are the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to us. The Pfizer Agreement provides that we and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

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

Separately, in March 2022, we and Pfizer also entered into the Third Pfizer Agreement pursuant to which we may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we are the sponsor of the planned combination trial, and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us. We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. We and Pfizer had formed a joint development committee responsible for coordinating all regulatory and other activities under the Third Pfizer Agreement.

In May 2023, we continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide us with an additional defined quantity of crizotinib at no cost.

We also expanded our relationship with Pfizer in May 2023 under an Amendment No. 1 to the Second Pfizer Agreement to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM. Under the as-amended Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. Under Amendment No. 1 to the Second Pfizer Agreement, we also terminated the Third Pfizer Agreement.

In January 2022, we exercised our option for an exclusive worldwide license rights covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (CRT) and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000. Certain of the clinical and regulatory milestones are related to and may be due and payable by us if certain milestones are achieved in connection with the IDE161-001 Phase 1/2 clinical trial. We will be obligated to make future milestone payments to CRT aggregating up to £18.75 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, including an aggregate of up to £1.5 million and up to £2.25 million for the achievement of certain Phase 2 and Phase 3 development milestones, respectively, in each case as relating to first (e.g., a breast cancer) and second (e.g., ovarian cancer) tumor histologies.

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

In July 2022, we entered into the Amgen CTCSA to clinically evaluate IDE397 in combination with AMG 193 in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, we will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. Each party will pay for fifty percent (50%) of the external third-party costs of the combination study. Each party will be responsible for its own internal costs and expenses in support of the combination study. We and Amgen will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. We and Amgen each retain commercial rights to our respective compounds, including with respect to use as a monotherapy agent or combination agent.

In November 2023, we entered into the Gilead CSCSA with Gilead to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion bladder cancer, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, we will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. We and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. We and Gilead each retain commercial rights to our respective compounds, including with respect to use as a monotherapy agent or combination agent.

Adequate additional funding may not be available to us on acceptable terms or at all. See the section of this Annual Report on Form 10-K titled “Part I, Item 1A. – Risk Factors” for additional risks associated with our substantial capital requirements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(115,224)	$(87,175)
Investing activities	(158,456)	(33,404)
Financing activities	362,717	97,165
Net increase (decrease) in cash, cash equivalents and restricted cash	$89,037	$(23,414)

Cash Flows from Operating Activities

Net cash used in operating activities was $115.2 million for the year ended December 31, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $113.0 million, adjusted for net non-cash charges of $10.9 million and changes in net operating assets and liabilities of $13.2 million. Our non-cash charges consisted of $18.5 million in stock-based compensation, and $2.5 million in depreciation and amortization of right of use asset of $1.5 million, partially offset by $11.6 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $13.8 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $2.0 million in prepaid and other assets, and $1.9 million in lease liabilities, partially offset by $1.6 million accrued and other liabilities due to CRO fees in support of research and manufacturing activities, $2.6 million in accounts payable, and $0.2 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement.

Net cash used in operating activities was $87.2 million for the year ended December 31, 2022. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $58.7 million, adjusted for net non-cash charges of $14.4 million and changes in net operating assets and liabilities of $43.0 million. Our non-cash charges consisted of $11.6 million in stock-based compensation, and $2.1 million in depreciation, and $1.4 million of amortization of right of use asset, partially offset by $0.7 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $46.5 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $2.1 million in prepaid and other assets, and $1.7 million in lease liabilities, partially offset by $4.6 million accrued and other liabilities due to CRO fees in support of research and manufacturing activities, $1.9 million in accounts payable, and $0.9 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement.

Cash Flows from Investing Activities

Net cash used in investing activities was $158.5 million for the year ended December 31, 2023, which consisted primarily of $596.0 million used to purchase marketable securities and $2.4 million used to purchase property and equipment, partially offset by $439.9 million provided by maturities of marketable securities.

Net cash used in investing activities was $33.4 million for the year ended December 31, 2022, which consisted primarily of $255.8 million used to purchase marketable securities and $3.4 million used to purchase property and equipment, partially offset by $225.8 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $362.7 million for the year ended December 31, 2023, which consisted primarily of $281.2 million of net proceeds from our follow-on offering, $42.2 million of proceeds from issuance of pre-funded warrants, $28.6 million of proceeds from ATM offering, $9.6 million of proceeds from exercise of common stock options, and $1.2 million of proceeds from ESPP purchase.

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

Revenue Recognition

Licenses of intellectual property: If a license to our intellectual property is determined to be distinct from the other promised goods or services identified in an arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license at the point in time when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other goods or services, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress toward satisfying the performance obligation for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of progress and related revenue recognition.

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

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for us to use the same approach for all contracts. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside our influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. We recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Determination of the estimate of standalone selling price (SSP)

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

(1)
Preclinical and Phase 1 Monotherapy clinical research and development services under the MAT2A program (MAT2A R&D Services) – the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate;
(2)
Preclinical research services and the related license to IDEAYA-owned technology under the Pol Theta program (Pol Theta R&D Services) – a combination of risk-adjusted net present value analysis and the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate;
(3)
Preclinical research services and the related license to IDEAYA-owned technology under the WRN program (WRN R&D Services) – a combination of risk-adjusted net present value analysis and the expected costs of satisfying the performance obligation, adjusted for probabilities of technical success where appropriate;
(4)
The Option – risk-adjusted net present value analysis;
(5)
Material right associated with the option to license to IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities in preparation for the MAT2A Combination Trial (Preclinical MAT2A License) – the expected costs of satisfying the performance obligation; and,
(6)
Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (MAT2A Supply) – the expected costs of satisfying the performance obligation.

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

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” which we were until December 31, 2023 to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1.3 billion, and we are deemed a large accelerated filer as of January 1, 2024, commencing with this Annual Report on Form 10-K for the year ending December 31, 2023. As a result, we are ceased to be an emerging growth company as of December 31, 2023.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2023, we had cash equivalents and marketable securities of $632.6 million, consisting of interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

While we are seeing, and expect to continue to see, record inflation and elevated interest rates due to geopolitical and macroeconomic events, such as the ongoing Ukraine-Russia conflict and related sanctions, the Israel-Hamas conflict, and the banking sector volatility, we do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2023, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5‑1**
Yujiro S. Hata President and Chief Executive Officer	Adopt	December 22, 2023	X		175,000	November 14, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2023, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(3)
EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this report.

Exhibit Index

(a) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.				X

4.4	Form of April 2023 Pre-funded Warrant	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant	8-K	10/27/2023	4.1

10.1†	License Agreement by and between IDEAYA Biosciences, Inc. and Novartis International Pharmaceutical, Inc. dated as of September 19, 2018.	S-1	4/26/2019	10.1

10.2(a)†	Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 28, 2017.	S-1	4/26/2019	10.2(a)

10.2(b)	Amendment #1 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 24, 2019.	S-1	4/26/2019	10.2(b)

10.2(c)	Amendment #2 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of March 3, 2020.	10-K	3/24/2020	10.2(c)

10.3(a)#	2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(a)
10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(d)

10.4#	Employee Stock Purchase Plan.	S-1/A	5/13/2019	10.6

10.5(a)#	2015 Equity Incentive Plan, as amended.	S-1	4/26/2019	10.4(a)

10.5(b)#	Form of Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(b)

10.5(c)#	Form of Early Exercise Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(c)

10.5(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(d)
10.6#	2023 Employment Inducement Award Plan	S-8	3/7/2023	99.3(a)

10.7#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2023 Employment Inducement Award Plan	S-8	3/7/2023	99.3(b)

10.8#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Yujiro Hata.	S-1/A	5/13/2019	10.7(b)

10.9#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Michael White.	10-Q	11/15/2021	10.2

10.10#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Jason Throne.	10-K	3/23/2021	10.9

10.11#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Darrin Beaupre.	10-K	3/7/2023	10.10

10.12#	Amended and Restated Employment Agreement, dated as of July 1, 2023 by and between IDEAYA Biosciences, Inc. and Andres Ruiz Briseno	10-Q	8/10/2023	10.5

10.13#	Non-Employee Director Compensation Program.				X

10.14	Form of Indemnification Agreement for Directors and Officers.	S-1/A	5/13/2019	10.14

10.15	Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of August 26, 2016.	S-1	4/26/2019	10.15

10.16	Letter Agreement Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of January 27, 2017.	S-1	4/26/2019	10.16

10.17	First Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of May 31, 2018.	S-1	4/26/2019	10.17

10.18	Second Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of September 30, 2019.	10-Q	11/13/2019	10.11

10.19(a)†	Clinical Trial Collaboration and Supply Agreement by and between IDEAYA Biosciences, Inc. and Pfizer Inc. dated as of March 11, 2020.	10-Q	5/12/2020	10.4

10.19(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of September 23, 2020.	10-Q	11/12/2020	10.1

10.19(c)†	Amendment No. 2 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of April 8, 2021.	10-Q	5/10/2021	10.1

10.19(d)†	Amendment No. 3 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of August 9, 2021.	10-Q	11/15/2021	10.1

10.19(e)†	Amendment No. 4 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of May 12, 2023	10-Q	8/10/2023	10.1

10.20(a)†	Collaboration, Option and License Agreement by and between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of June 15, 2020.	10-Q	8/12/2020	10.3

10.20(b)	Amendment No. 1 to Collaboration, Option and License Agreement by and between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of October 23, 2020.	10-K	3/18/2022	10.18
10.20(c)†	Amendment No. 2. to Collaboration, Option and License Agreement by and between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of January 31, 2022.	10-Q	5/10/2022	10.3

10.21(a)†	Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of March 9, 2022.	10-Q	5/10/2022	10.1

10.21(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of May 12, 2023	10-Q	8/10/2023	10.2

10.22†	Clinical Trial Collaboration and Supply Agreement by and between Amgen Inc. and IDEAYA Biosciences, Inc. dated as of July 26, 2022.	10-Q	11/8/2022	10.1

10.23†	Clinical Trial Collaboration and Supply Agreement by and between Gilead Sciences, Inc. and IDEAYA Biosciences, Inc. dated as of November 29, 2023				X

10.24	Lease Agreement by and between DW LSP 5000 Shoreline, LLC and IDEAYA Biosciences, Inc. dated as of June 1, 2023.	10-Q	8/10/2023	10.3

10.25	Office Lease Agreement by and between AAT TORREY 13-14, LLC and IDEAYA Biosciences, Inc. dated as of November 14, 2023				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

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

X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Policy for Recovery of Erroneously Awarded Compensation.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)	X

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

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEAYA Biosciences, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of IDEAYA Biosciences, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expenses Related to Contract Research Organizations

As described in Notes 2 and 4 to the financial statements, the Company has entered into various agreements with contract research organizations (CROs). The Company’s accrued research and development expenses as of December 31, 2023 was $10.7 million, of which a portion relates to open agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, management will adjust the accrual accordingly. Management’s process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the level of service performed and the associated costs incurred based on vendor estimates for the services when the Company has not yet been invoiced or otherwise notified of actual costs.

The principal consideration for our determination that performing procedures relating to accrued research and development expenses related to CROs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s accrued research and development expenses related to CROs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to accrued research and development expenses, including controls related open agreements with CROs. These procedures also included, among others, testing research and development expenses related to CROs, on a sample basis, by obtaining and inspecting source documents, such as underlying agreements with CROs, purchase orders, invoices received, and information received from certain third party service providers.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 20, 2024

We have served as the Company’s auditor since 2017.

IDEAYA Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$157,018	$68,632
Short-term marketable securities	368,096	296,197
Accounts receivable	18	211
Prepaid expenses and other current assets	7,500	5,414
Total current assets	532,632	370,454
Restricted cash	757	106
Long-term marketable securities	107,492	8,317
Property and equipment, net	6,164	6,509
Right-of-use assets	2,246	2,484
Other non-current assets	25	99
Total assets	$649,316	$387,969
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,598	$4,280
Accrued liabilities	18,756	16,999
Contract liability	—	8,568
Operating lease liabilities, current	1,747	1,871
Total current liabilities	27,101	31,718
Long-term contract liability	—	5,185
Long-term operating lease liabilities	1,125	1,611
Total liabilities	28,226	38,514
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 65,039,369 and 48,193,179 shares issued and outstanding as of December 31, 2023 and December 31, 2022	7	5
Additional paid-in capital	968,885	587,724
Accumulated other comprehensive income (loss)	562	(2,871)
Accumulated deficit	(348,364)	(235,403)
Total stockholders’ equity	621,090	349,455
Total liabilities and stockholders’ equity	$649,316	$387,969

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue	$23,385	$50,931	$27,941
Total revenue	23,385	50,931	27,941
Operating expenses
Research and development	129,508	89,536	58,158
General and administrative	28,306	23,897	20,051
Total operating expenses	157,814	113,433	78,209
Loss from operations	(134,429)	(62,502)	(50,268)
Other income
Interest income and other income (expense), net	21,468	3,847	506
Net loss	(112,961)	(58,655)	(49,762)
Unrealized gains (losses) on marketable securities	3,433	(2,159)	(719)
Comprehensive loss	$(109,528)	$(60,814)	$(50,481)
Net loss per common share, basic and diluted	$(1.96)	$(1.42)	$(1.41)
Weighted-average number of common shares outstanding used in computing net loss per share, basic and diluted	57,519,929	41,444,696	35,252,443

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2021	29,537,216	$3	$325,250	$7	$(126,986)	$198,274
Issuance of common stock upon follow-on public offering, net of issuance costs	5,333,333	1	85,989	—	—	85,990
Issuance of common stock related to at-the-market offering program, net of issuance costs	3,407,872	—	57,263	—	—	57,263
Issuance of common stock upon exercise of stock options	211,900	—	1,510	—	—	1,510
Employee stock purchase plan (ESPP) purchase	50,037	—	697	—	—	697
Repurchase of unvested restricted stock	(7,313)	—	—	—	—	—
Vesting of early exercised common stock options and restricted stock	—	—	24	—	—	24
Stock-based compensation	—	—	8,237	—	—	8,237
Other comprehensive loss	—	—	—	(719)	—	(719)
Net loss	—	—	—	—	(49,762)	(49,762)
Balances as of December 31, 2021	38,533,045	4	478,970	(712)	(176,748)	301,514
Issuance of common stock upon follow-on public offering, net of issuance costs	8,761,905	1	86,080	—	—	86,081
Issuance of common stock related to at-the-market offering program, net of issuance costs	601,844	—	8,842	—	—	8,842
Issuance of common stock upon exercise of stock options	214,643	—	1,448	—	—	1,448
Employee stock purchase plan (ESPP) purchase	81,742	—	755	—	—	755
Stock-based compensation	—	—	11,629	—	—	11,629
Other comprehensive loss	—	—	—	(2,159)	—	(2,159)
Net loss	—	—	—	—	(58,655)	(58,655)
Balances as of December 31, 2022	48,193,179	5	587,724	(2,871)	(235,403)	349,455
Issuance of common stock upon follow-on public offering, net of issuance costs	14,655,993	2	281,120	—	—	281,122
Issuance of pre-funded warrants for the purchase of common stock	—	—	42,182	—	—	42,182
Issuance of common stock related to at-the-market offering program, net of issuance costs	1,188,705	—	28,598	—	—	28,598
Issuance of common stock upon exercise of stock options	931,012	—	9,559	—	—	9,559
Employee stock purchase plan (ESPP) purchase	70,480	—	1,213	—	—	1,213
Stock-based compensation	—	—	18,489	—	—	18,489
Other comprehensive gain	—	—	—	3,433	—	3,433
Net loss	—	—	—	—	(112,961)	(112,961)
Balances as of December 31, 2023	65,039,369	$7	$968,885	$562	$(348,364)	$621,090

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(112,961)	$(58,655)	$(49,762)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,476	2,101	1,725
Net amortization (accretion) of premiums (discounts) on marketable securities	(11,553)	(695)	1,834
Stock-based compensation	18,489	11,629	8,237
Amortization of right of use assets	1,532	1,414	1,307
Changes in assets and liabilities
Accounts receivable	193	892	774
Prepaid expenses and other assets	(2,045)	(2,119)	(189)
Accounts payable	2,635	1,864	1,166
Accrued and other liabilities	1,635	4,572	4,212
Contract liabilities	(13,753)	(46,479)	(23,541)
Lease liabilities	(1,872)	(1,699)	(1,542)
Net cash used in operating activities	(115,224)	(87,175)	(55,779)
Cash flows from investing activities
Purchases of property and equipment, net	(2,368)	(3,443)	(2,644)
Purchases of marketable securities	(595,980)	(255,808)	(314,996)
Maturities of marketable securities	439,892	225,847	243,956
Sales of marketable securities	-	-	4,018
Net cash used in investing activities	(158,456)	(33,404)	(69,666)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	281,165	86,105	85,990
Proceeds from issuances of pre-funded warrants	42,182	—	—
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	28,598	8,857	57,263
Proceeds from exercise of common stock options, net of repurchases	9,559	1,448	1,504
Proceeds from ESPP purchases	1,213	755	697
Net cash provided by financing activities	362,717	97,165	145,454
Net increase (decrease) in cash, cash equivalents and restricted cash	89,037	(23,414)	20,009
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	68,738	92,152	72,143
Cash, cash equivalents and restricted cash, at end of period	$157,775	$68,738	$92,152
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$157,018	$68,632	$92,046
Restricted cash	$757	$106	$106
Cash, cash equivalents and restricted cash	$157,775	$68,738	$92,152
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$4
Cash paid for interest	$69	$60	$71
Supplemental non-cash investing and financing activities:
Vesting of early exercised options and restricted stock	$—	$—	$24
Purchases of property and equipment in accounts payable and accrued liabilities	$147	$384	$92
Right-of-use asset obtained in exchange for a new operating lease liability	$1,294	$—	$—
Unpaid offering costs	$43	$39	$—

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

On October 27, 2023, the Company completed a further underwritten public follow-on offering. The offering consisted of 5,797,872 shares of our common stock at an offering price to the public of $23.50 per share, including 797,872 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 319,150 shares of common stock at a public offering price of $23.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $143.7 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Offering

Our Registration Statement on Form S-3, which was filed under the Securities Act, and became effective as of June 10, 2020, lapsed in June 2023. The January 2021 Sales Agreement was automatically terminated concurrently therewith. As of the termination date of the January 2021 Sales Agreement, approximately $61.8 million of common stock remained available to be sold under the at-the-market facility associated therewith.

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

During the year ended December 31, 2023, we sold an aggregate of 1,188,705 shares of our common stock through at-the-market offerings for aggregate net proceeds of $28.6 million, after deducting underwriting discounts and commissions and other offering expenses, at a weighted average sales price of approximately $25.30 per share under the at-the-market offering pursuant to the January 2021 Sales Agreement and June 2023 Sales Agreement with Jefferies as sales agent. As of December 31, 2023, approximately $222.5 million of common stock remained available to be sold under the June 2023 Sales Agreement with Jefferies as sales agent.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $348.4 million as of December 31, 2023.

The Company has historically financed its operations primarily through the sale of convertible notes, redeemable convertible preferred stock and common stock, pre-funded warrants, and payments received from its collaboration arrangement.

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

As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $632.6 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Restricted Cash

Restricted cash as of December 31, 2023 and December 31, 2022 consisted of cash balances held as security in connection with the Company’s facility lease agreements in South San Francisco, California and San Diego, California. The balances are classified as long-term assets on the Company’s balance sheet.

Marketable Securities

Marketable securities are investments in marketable securities with maturities greater than three months at the time of purchase. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. The Company classifies highly liquid securities with maturities beyond 12 months as long-term marketable securities in the balance sheet. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income and other income (expense), net on the statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in interest income and other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2023 and December 31, 2022.

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

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company uses the expected value method to estimate the amount of variable consideration related to the reimbursement of Pol Theta and WRN program costs which is consistently applied throughout the life of the contract: however, it is not necessary for the Company to use the same approach for all contracts. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside the Company’s influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Research and Development Expenses

Research and development expenses consist of compensation costs, employee benefit costs, costs for contract manufacturing organizations (“CMOs”), costs for contract research organizations (“CROs”), costs for clinical trials, costs for sponsored research, consulting costs, costs for laboratory supplies, costs for product licenses, facility-related expenses and depreciation. All research and development costs are charged to research and development expenses as incurred and included within the statements of operations and comprehensive loss. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are also expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Accrued Research and Development Expenses

The Company has entered into various agreements with CMOs and CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. Management’s process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the level of service performed and the associated costs incurred based on vendor estimates for the services when the Company has not yet been invoiced or otherwise notified of actual costs.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employees in accordance with ASC 718, Stock Compensation. The Company accounts for stock-based compensation arrangements using a fair value method which requires the recognition of compensation expense related to all stock-based awards. The fair value method requires the Company to estimate the fair value of stock option awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted, which is expensed on a straight-line basis over the vesting period. Generally, the stock options granted by the Company to its employees have a 10-year term and vest over a 4-year period with 1-year cliff vesting.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. Pre-funded warrants are included in the calculation of basic and diluted earnings per share. For purposes of the diluted net loss per share calculation, stock options, restricted stock and restricted stock that is subject to repurchase at the original purchase price are considered to be potentially dilutive securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The FASB subsequently issued supplemental guidance to ASC 326 within ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2019-10 extended the effectiveness of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. As of January 1, 2024, the Company is no longer a smaller reporting company. The Company adopted this ASU on January 1, 2023, and evaluated the impact of the adoption of the ASU. It did not result in a material impact on the Company's financial statements and related disclosures.

New Accounting Pronouncements Issued, Not yet Adopted

On October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. We are currently evaluating the effect of adopting this ASU.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively, the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the ASU but does not expect any material impacts upon adoption.

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

As of December 31, 2023, financial assets measured and recorded at fair value are as follows (in thousands):

		December 31, 2023
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities(1)	Level 2	$412,679	$591	$(135)	$413,135
Corporate bonds	Level 2	53,983	197	(32)	54,148
Commercial paper(2)	Level 2	126,601	—	(58)	126,543
Marketable securities		593,263	788	(225)	593,826
Money market funds(3)	Level 1	38,300	—	—	38,300
Total fair value of assets		$631,563	$788	$(225)	$632,126

(1)
$37.8 million was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
(2)
$80.4 million was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
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

(1)
$4.0 million was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
(2)
Included in cash and cash equivalents on the balance sheet

As of December 31, 2023 and December 31, 2022, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of December 31, 2023 and December 31, 2022.

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of December 31, 2023 and December 31, 2022, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at December 31, 2023 and December 31, 2022.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	As of December 31,
	(In Years)	2023	2022
Laboratory equipment	5	$11,455	$9,743
Computer equipment	3	261	261
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	3,321	3,321
Furniture and fixtures	5	507	506
Total property and equipment		15,775	14,062
Less: Accumulated depreciation and amortization		(9,611)	(7,553)
Property and equipment, net		$6,164	$6,509

Depreciation and amortization expense was $2.5 million, $2.1 million and $1.7 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued research and development expenses	$10,676	$11,146
Accrued salaries and benefits	6,974	5,248
Legal and professional fees	959	513
Other	147	92
Accrued liabilities	$18,756	$16,999

5. Operating Leases

The Company leases its laboratory and office facilities in South San Francisco for approximately 29,000 square feet with an expiration date in July 2024.

In June 2023, we entered into a lease agreement for approximately 44,000 square feet of space at 5000 Shoreline Court, South San Francisco, California. The estimated commencement date is June 2024 and the lease term is one hundred twenty months. The Company has the option to extend the lease term for two consecutive five-year periods.

In November 2023, we entered into a lease agreement for approximately 5,700 square feet of space at 11710 El Camino Real, San Diego, California for corporate office space. The lease commenced in December 2023 and expires in March 2028. We have an option to renew the lease for 3 years. The Company recorded a right-of-use asset and lease liability related to the lease upon its commencement date in December 2023. As of December 31, 2023, the balances of the right-of-use asset and the lease liability were $1.3 million each.

Future minimum lease payments under operating leases included on the Company's balance sheet are as follows:

As of
(in thousands)	December 31, 2023
2024	1,897
2025	387
2026	398
2027	410
2028	106
Total future minimum lease payments	3,198
Less: imputed interest	(326)
Total operating lease liabilities	2,872

The following table summarizes other information about the Company's operating leases:

	As of December 31,
	2023	2022
Weighted-average remaining lease term	2.4	1.6
Weighted-average discount rate	8.0%	6.9%

Operating lease costs were $1.7 million for each of the years ended December 31, 2023, 2022 and 2021. Variable lease costs were $1.4 million, $1.0 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company's share of total square footage.

During the years ended December 31, 2023, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities and included within cash used in operating activities in the statement of cash flows was $2.0 million, $2.0 million and $1.9 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of December 31, 2023.

7. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2023, December 31, 2022 and December 31, 2021. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	1.3%	1.9%	0.7%
Change in valuation allowance	(29.1%)	(23.4%)	(25.2%)
Stock Based Compensation	0.7%	(1.2%)	(0.2%)
Research tax credits	8.3%	4.4%	3.8%
Other permanent differences	(0.1%)	(0.1%)	(0.1%)
Section 162(m) Limitation	(2.1%)	(2.6%)	0.0%
Provision for income taxes	0.0%	0.0%	0.0%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$34,717	$31,777
Research and development credit carryforwards	19,997	9,454
Lease liability	610	739
Intangible assets	1,096	1,166
Stock-based compensation	2,593	1,713
Accruals and reserves	1,257	1,666
Deferred revenue	-	2,881
Capitalized research & development expenditures	36,267	15,134
Gross deferred tax assets	96,537	64,530
Less: Valuation allowance	(95,888)	(63,761)
Deferred tax assets, net of valuation allowance	649	769
Deferred tax liabilities:
Right-of-use assets	(477)	(527)
Property and equipment	(172)	(242)
Net deferred tax assets	$—	$—

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

As of December 31, 2023, the Company had net operating loss carryforwards of $135.3 million available to reduce future taxable income, if any, for federal income tax purposes. As of December 31, 2023, the Company had net operating loss carryforwards of $89.6 million available to reduce future taxable income, if any, for state income tax purposes. If not utilized, the federal carryforwards of $11.6 million and the state carryforwards of $89.6 million will begin to expire in 2037 and 2036, respectively. The federal net operating loss carryforwards of $123.7 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $12.0 million and $6.4 million, respectively. The Company also had Orphan Drug Credits, or ODC, related to the orphan drug designation of darovasertib in 2022, of $6.3 million. The federal credits will expire starting in 2037 if not utilized, and the state research credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2023. The Company has not experienced ownership changes in the current year. Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, the Company accrued no penalties or interest during the years ended December 31, 2023, December 31, 2022 and December 31, 2021. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months.

The Company had $3.8 million and $2.0 million of unrecognized tax benefits as of December 31, 2023 and December 31, 2022, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands).

Balance as of January 1, 2022	$1,304
Increase related to prior year tax positions	51
Increase related to current year tax positions	607
Balance as of December 31, 2022	$1,962
Increase related to prior year tax positions	372
Increase related to current year tax positions	1,488
Balance as of December 31, 2023	$3,822

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Arizona, California, New Jersey, Wisconsin, North Carolina and Pennsylvania. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.

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

The Company is under audit in California for tax years 2020-2021.

8. Common Stock

As of December 31, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of December 31, 2023, no dividends have been declared to date.

On October 27, 2023, the Company completed a further underwritten public follow-on offering. The offering consisted of 5,797,872 shares of our common stock at an offering price to the public of $23.50 per share, including 797,872 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 319,150 shares of common stock at a public offering price of $23.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $143.7 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.

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

As of December 31, 2023, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	Number of Shares subject to Outstanding Warrants
April 27, 2023	None	$0.0001	2,020,270
October 27, 2023	None	$0.0001	319,150

The Warrants are classified as a component of Stockholders’ Equity within Additional Paid-in-Capital. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, are indexed to the Company’s common stock and meet the equity classification criteria. The Warrants will not expire until they are fully exercised. As of December 31, 2023, no shares underlying the Warrants had been exercised.

The Company had reserved common stock for future issuance as follows:

	As of December 31,
	2023	2022
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	6,269,975	5,097,263
Shares available for grant under the 2019 Plan	964,622	664,919
Shares available for grant under the 2023 Inducement Plan	524,300	—
Shares available under the Employee Stock Purchase Plan	1,317,974	906,523
Pre-funded warrants issued and outstanding	2,339,420	—
Total	11,416,291	6,668,705

9. Stock-Based Compensation

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

As of December 31, 2023, the number of shares available for issuance under the 2023 Inducement Plan was 524,300.

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

As of December 31, 2023, the number of shares available for issuance under the 2019 Plan was 964,622.

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

As of December 31, 2023, the number of shares available for issuance under the ESPP was 1,317,974. For the years ended December 31, 2023 and December 31, 2022, the Company recorded $0.6 million and $0.4 million, respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$10,826	$6,050	$3,492
General and administrative	7,663	5,579	4,745
Total stock-based compensation expense	$18,489	$11,629	$8,237

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2023	5,097,263	$12.93	7.84	$29.58
Options granted	2,694,871	$18.95
Options exercised	(931,012)	$10.27
Options canceled	(591,147)	$16.93
Balance, December 31, 2023	6,269,975	$15.53	7.82	$128.49
Exercisable as of December 31, 2023	2,612,605	$12.21	6.39	$62.22
Vested and expected to vest as of December 31, 2023	6,269,975	$15.53	7.82	$128.49

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and December 31, 2022 was $13.98 and $10.10 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2023 and December 31, 2022 was $16.9 million and $1.8 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of December 31, 2023 and December 31, 2022, the total unrecognized stock-based compensation expense for stock options was $41.1 million and $28.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.59 years and 2.65 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Year Ended December 31,
	2023	2022	2021
Expected term	6.1 years	6.1 years	5.5 - 6.1 years
Expected volatility	81.76% - 86.90%	86.76% - 89.88%	90.0% - 103.6%
Risk-free interest rate	3.56% - 4.83%	1.62% - 4.05%	0.6% - 1.4%
Dividend yield	0%	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on its market price on the date of grant.

10. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, we entered into the GSK Collaboration Agreement, with GSK, pursuant to which we and GSK have entered into a collaboration for its synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase. On July 27, 2020, ("the Effective Date"), we and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective. Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020.

Pursuant to the Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of December 31, 2023, GSK has made aggregate payments in the amount of $13.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

GSK Collaboration - MAT2A Program

Under the MAT2A program, we led research and development through early clinical development stage, and GSK had an exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products arising out of the MAT2A program, or the Option. We delivered an Option data package resulting from our conduct of a dose escalation portion of a MAT2A Phase 1 monotherapy clinical trial pursuant to the GSK Collaboration Agreement, following which the Option was exercisable within a specified time period.

In January 2022, GSK waived its rights under the GSK Collaboration Agreement to initiate, or request that we initiate, prior to GSK’s exercise of the Option, a Phase 1 combination clinical trial for a MAT2A product and GSK’s Type I PRMT inhibitor (GSK3368715) product, or the MAT2A Combination Trial. Accordingly, we have no further obligation under the GSK Collaboration Agreement to supply MAT2A product for the MAT2A Combination Trial at its own cost. Our obligation to supply the MAT2A compound for the MAT2A Combination Study was deemed a material right under the GSK Collaboration Agreement.

In August 2022, we received notice from GSK waiving its rights to exercise its Option, or the MAT2A Option Waiver, pursuant to the GSK Collaboration Agreement. As such, we retain and fully own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. We will be responsible for the costs of further research and clinical development activities that we conduct for the MAT2A program following the MAT2A Option Waiver.

GSK Collaboration - Pol Theta Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize Pol Theta products arising out of the Pol Theta program. We and GSK collaborated on preclinical research for the Pol Theta program, and GSK is leading clinical development for the Pol Theta program. GSK is responsible for all research and development costs for the Pol Theta program.

We will be eligible to receive total development and regulatory milestones of up to $485 million, with respect to each Pol Theta product, including as applicable, for multiple Pol Theta products that target certain alternative protein domains or are based on alternative modalities. Additionally, we will be eligible to receive up to $475 million of commercial milestones with respect to the Pol Theta product. We are also entitled to receive tiered royalties on global net sales of Pol Theta products by

GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions.

In June 2022, we announced the nomination of a Pol Theta Helicase Inhibitor DC and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment, which we received in October 2022.

An IND was submitted and was cleared by the FDA in August 2023 to enable clinical evaluation in combination with niraparib, triggering a $7.0 million milestone payment.

We have the potential to achieve an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate late-stage development and regulatory milestones of up to $465 million. We are also entitled to receive tiered royalties on global net sales of Pol Theta products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions.

GSK Collaboration - Werner Helicase Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize WRN products arising out of the WRN program. We and GSK are collaborating on ongoing preclinical research for the WRN program, and GSK will lead clinical development for the WRN program, with IDEAYA responsible for 20% and GSK responsible for 80% of such global research and development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof.

We will be eligible to receive total development milestones of up to $485.0 million, with respect to each WRN product, including as applicable, for multiple WRN products that are based on alternative modalities. Additionally, we will be eligible to receive up to $475 million of commercial milestones with respect to each WRN product. We will be entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We will have a right to opt-out of the 50% U.S. net profit share and corresponding research and development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the WRN program at the time of opt-out.

In October 2023, we earned a $3.0 million milestone from GSK in connection with IND-enabling studies for the Werner Helicase Inhibitor DC.

GSK Collaboration - General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, we and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN or Pol Theta for an agreed upon period of time. We and GSK have formed a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement. Ownership of intellectual property developed under the GSK Collaboration Agreement is allocated between or shared by the parties depending on development and subject matter.

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

The GSK Collaboration Agreement will continue in effect on a product-by-product and country-by-country basis until the expiration of the obligation to make payments under the GSK Collaboration Agreement with respect to such product in each country, unless earlier terminated by either party pursuant to its terms. Either party may terminate the GSK Collaboration Agreement for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain patents of ours. GSK may terminate the GSK Collaboration Agreement in its entirety or on a target-by-target basis upon 90-day notice to us.

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, we entered into the Pfizer Agreement. Pursuant to the Pfizer Agreement, as amended in September 2020, April 2021, September 2021 and May 2023, Pfizer supplies us with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, we are the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to us. The Pfizer Agreement provides that we and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

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

Separately, in March 2022, we and Pfizer also entered into the Third Pfizer Agreement pursuant to which we may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we are the sponsor of the planned combination trial, and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us. We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. We and Pfizer had formed a joint development committee responsible for coordinating all regulatory and other activities under the Third Pfizer Agreement.

In May 2023, we continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide us with an additional defined quantity of crizotinib at no cost.

We also expanded our relationship with Pfizer in May 2023 under an Amendment No. 1 to the Second Pfizer Agreement to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM. Under the as-amended Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. Under Amendment No. 1 to the Second Pfizer Agreement, we also terminated the Third Pfizer Agreement.

Novartis License Agreement

In September 2018, we entered into a license agreement with Novartis International Pharmaceuticals Ltd. ("Novartis") to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C ("PKC") inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. We have renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, the Company is liable to make contingent development and sales-based milestone payments of up to $29.0 million and mid to high single-digit royalty payments based on net sales of the licensed products. Because the achievement of these milestones had not occurred or was not considered probable as of December 31, 2023, such contingencies have not been recorded in the Company's financial statements.

Amgen Clinical Trial Collaboration and Supply Agreement

In July 2022, we entered into the Amgen CTCSA to clinically evaluate IDE397 in combination with AMG 193 in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, we will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. Each party will pay for fifty percent (50%) of the external third-party costs of the combination study. Each party will be responsible for its own internal costs and expenses in support of the combination study. We and Amgen will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. We and Amgen each retain commercial rights to our respective compounds, including with respect to use as a monotherapy agent or combination agent.

Gilead Clinical Trial Collaboration and Supply Agreement

In November 2023, the Company entered into the Gilead CSCSA with Gilead to clinically evaluate IDE397 in combination with Trodelvy, the Gilead Trop-2 directed ADC, in patients having MTAP deletion bladder cancer, in an IDEAYA-sponsored clinical trial pursuant to the Gilead CSCSA. Under the mutually non-exclusive Gilead CSCSA, we will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. We and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. We and Gilead each retain commercial rights to our respective compounds, including with respect to use as a monotherapy agent or combination agent.

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

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 10, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Year Ended December 31,
	2023	2022
MAT2A	$3,722	$29,756
Pol Theta	3,002	13,894
WRN	16,661	7,281
Total collaboration revenue	$23,385	$50,931

Contract balances

As of December 31, 2023 and December 31, 2022, the Company had accounts receivable of zero and $0.2 million, respectively, and contract liabilities of zero and $13.8 million, respectively, related to the GSK Collaboration Agreement.

As of December 31, 2023, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of December 31, 2023 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition will be contingent on additional milestones earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

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

After the Company and GSK identify a development candidate, a series of IND-enabling studies will be conducted before an Investigational New Drug application is submitted to the FDA. Due to the early stage of development, the Company’s preclinical research services are expected to transform the underlying technology and significantly modify or customize the license. Therefore, the two promises are not distinct from each other and are accounted for as a single performance obligation for each of the Pol Theta and WRN programs, respectively. An IND for GSK101 was submitted and has been cleared by the FDA and GSK has dosed a first patient in the Phase 1 clinical trial. GSK plans to evaluate GSK101 in combination with niraparib, the GSK small molecule inhibitor of PARP for the treatment of patients having tumors with BRCA or other HRD.

For the Pol Theta product, we achieved and earned a $7.0 million payment for a milestone in August 2023 based on acceptance of the IND by the FDA, payment. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support evaluation of GSK101. We have the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

For the WRN product, we achieved and earned a $3.0 million payment for a milestone in October 2023 in connection with IND-enabling studies for the Werner Helicase Inhibitor DC. We are, in collaboration with GSK, targeting an IND submission in 2024 to enable first-in-human clinical evaluation of our Werner Helicase Inhibitor DC in high MSI tumors.

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

As of December 31, 2023, there are no remaining performance obligations related to the WRN, Pol Theta and MAT2A program.

Significant judgments

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(112,961)	$(58,655)	$(49,762)
Denominator:
Weighted-average shares outstanding, basic (1)	57,519,929	41,444,696	35,262,987
Less: weighted-average shares of restricted stock that are subject to repurchase	—	—	(10,544)
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted (1)	57,519,929	41,444,696	35,252,443
Net loss per share attributable to common stockholders, basic and diluted	$(1.96)	$(1.42)	$(1.41)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company's common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the twelve months ended December 31, 2023.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2023	2022	2021
Options to purchase common stock	6,269,975	5,097,263	3,620,666

13. Subsequent Events

Subsequent to December 31, 2023, from January 1, 2024 through January 17, 2024, we sold an aggregate of 6,115,516 shares of our common stock for aggregate net proceeds of $215.9 million at a weighted average sales price of approximately $36.39 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement with Jefferies as sales agent.

On January 19, 2024, we entered into a new Open Market Sales Agreement, or January 2024 Sales Agreement, with Jefferies relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

On January 24, 2024, pursuant to the January Open Market Sales Agreement, we sold an aggregate of 3,119,866 shares of our common stock for aggregate net proceeds of $126.4 million at a weighted average sales price of approximately $41.50 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of January 24, 2024, approximately $220.5 million of common stock remained available to be sold under the ATM facility.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California on February 20, 2024.

IDEAYA Biosciences, Inc.

By:	/s/ Yujiro Hata
Yujiro Hata President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Yujiro Hata and Andres Briseno, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yujiro Hata	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
Yujiro Hata

/s/ Andres Ruiz Briseno	Senior Vice President and Head of Finance and Investor Relations (Principal Financial and Accounting Officer)	February 20, 2024
Andres Ruiz Briseno

/s/ Terry Rosen, Ph.D.	Chairman of the Board of Directors	February 20, 2024
Terry Rosen, Ph.D.

/s/ Garret Hampton, Ph.D.	Director	February 20, 2024
Garret Hampton, Ph.D.

/s/ Susan L. Kelley, M.D.	Director	February 20, 2024
Susan L. Kelley, M.D.

/s/ Catherine Mackey, Ph.D.	Director	February 20, 2024
Catherine Mackey, Ph.D.

/s/ Scott Morrison	Director	February 20, 2024
Scott Morrison

/s/ Jeffrey Stein, Ph.D.	Director	February 20, 2024
Jeffrey Stein, Ph.D.

/s/ Wendy Yarno	Director	February 20, 2024
Wendy Yarno