Form 10-Q
period 2024-03-31
IDEAYA Biosciences, Inc.
filed 2024-05-07
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 75,686,628 shares of common stock, $0.0001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib Phase /2/3 clinical trials, IDE397 Phase 1/2 clinical trials, IDE161 Phase 1 clinical trial and our GSK101 (IDE705) clinical trial;
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
•
our expectations regarding the potential market size and size of the potential patient populations for darovasertib, IDE397, IDE161, our other product candidates and any future product candidates, if approved for commercial use;
•
the timing and amount of any option exercised, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited (“GSK”);
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Supply and Collaboration Agreement with Gilead Sciences, Inc., our Clinical Trial Collaboration and Supply Agreement with MSD International Business GmbH, our Clinical

Trial Collaboration and Supply Agreements with Pfizer Inc., our Clinical Trial Collaboration and Supply Agreement with Amgen Inc., our License Agreement with Novartis and our Option and License Agreement with Cancer Research Technologies Ltd. (“CRT”), and University of Manchester;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended March 31, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$108,345	$157,018
Short-term marketable securities	590,427	368,096
Accounts receivable	15	18
Prepaid expenses and other current assets	10,566	7,500
Total current assets	709,353	532,632
Restricted cash	757	757
Long-term marketable securities	242,636	107,492
Property and equipment, net	6,909	6,164
Right-of-use assets	1,780	2,246
Other non-current assets	92	25
Total assets	$961,527	$649,316
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,290	$6,598
Accrued liabilities	17,519	18,756
Operating lease liabilities, current	1,151	1,747
Total current liabilities	24,960	27,101
Long-term operating lease liabilities	1,256	1,125
Total liabilities	26,216	28,226
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 74,764,628 and 65,039,369 shares issued and outstanding as of March 31, 2024 and December 31, 2023	7	7
Additional paid-in capital	1,324,163	968,885
Accumulated other comprehensive (loss) income	(923)	562
Accumulated deficit	(387,936)	(348,364)
Total stockholders’ equity	935,311	621,090
Total liabilities and stockholders’ equity	$961,527	$649,316

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$—	$7,880
Total revenue	—	7,880
Operating expenses
Research and development	42,805	27,859
General and administrative	8,212	6,300
Total operating expenses	51,017	34,159
Loss from operations	(51,017)	(26,279)
Other income
Interest income and other income, net	11,445	2,639
Net loss	$(39,572)	$(23,640)
Unrealized (losses) gains on marketable securities	(1,485)	1,466
Comprehensive loss	$(41,057)	$(22,174)
Net loss per common share, basic and diluted	$(0.53)	$(0.49)
Weighted-average common shares outstanding, basic and diluted	75,108,484	48,370,074

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	65,039,369	$7	$968,885	$562	$(348,364)	$621,090
Issuance of common stock related to at-the-market offering program, net of issuance costs	9,260,382	—	343,505			343,505
Issuance of common stock upon exercise of stock options	464,877	—	5,461			5,461
Stock-based compensation			6,312			6,312
Other comprehensive loss				(1,485)		(1,485)
Net loss					(39,572)	(39,572)
Balances as of March 31, 2024	74,764,628	$7	$1,324,163	$(923)	$(387,936)	$935,311

Balances as of December 31, 2022	48,193,179	$5	$587,724	$(2,871)	$(235,403)	$349,455
Issuance of common stock related to at-the-market offering program, net of issuance costs	142,160		2,504			2,504
Issuance of common stock upon exercise of stock options	55,055		366			366
Stock-based compensation			3,659			3,659
Other comprehensive income				1,466		1,466
Net loss					(23,640)	(23,640)
Balances as of March 31, 2023	48,390,394	$5	$594,253	$(1,405)	$(259,043)	$333,810

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(39,572)	$(23,640)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	616	588
Net amortization (accretion) of premiums (discounts) on marketable securities	(6,314)	(1,557)
Stock-based compensation	6,312	3,659
Amortization of right-of-use assets	466	372
Changes in assets and liabilities
Accounts receivable	3	(257)
Prepaid expenses and other assets	(3,133)	1,373
Accounts payable	(453)	(12)
Accrued and other liabilities	(1,273)	(419)
Contract liabilities	—	(7,498)
Lease liabilities	(465)	(451)
Net cash used in operating activities	(43,813)	(27,842)
Cash flows from investing activities
Purchases of property and equipment, net	(1,325)	(43)
Purchases of marketable securities	(475,781)	(72,296)
Maturities of marketable securities	123,135	95,860
Net cash (used in) provided by investing activities	(353,971)	23,521
Cash flows from financing activities
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	343,650	2,560
Proceeds from exercise of common stock options	5,461	366
Net cash provided by financing activities	349,111	2,926
Net decrease in cash, cash equivalents and restricted cash	(48,673)	(1,395)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	157,775	68,738
Cash, cash equivalents and restricted cash, at end of period	$109,102	$67,343

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$108,345	$67,237
Restricted cash	757	106
Cash, cash equivalents and restricted cash	$109,102	$67,343

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$13
Supplemental non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$183	$746
Accrued ATM costs	$145	$56

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

Follow-On Offering

On April 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of the Company's common stock, par value $0.0001 per share (“common stock”), at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and other offering expenses.

On October 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 5,797,872 shares of common stock at an offering price to the public of $23.50 per share, including 797,872 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 319,150 shares of common stock at a public offering price of $23.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $143.7 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Offering

On June 26, 2023, the Company filed a new Registration Statement on Form S-3 (File No. 333- 272936) under the Securities Act as an automatic shelf registration statement as a “well-known seasoned issuer”, as defined in Rule 405 under the Securities Act. On June 26, 2023, the Company also entered into a new Open Market Sales Agreement, or June 2023 Sales Agreement, with Jefferies LLC (“Jefferies”) relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent.

During the reporting period for the quarter ended March 31, 2024, the Company sold an aggregate of 6,115,516 shares of common stock for aggregate net proceeds of $215.9 million at a weighted average sales price of approximately $36.39 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement with Jefferies as sales agent.

On January 19, 2024, the Company entered into a new Open Market Sales Agreement, or January 2024 Sales Agreement, with Jefferies relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the reporting period for the quarter ended March 31, 2024, the Company sold an aggregate of 3,144,866 shares of common stock for aggregate net proceeds of $127.6 million at a weighted average sales price of approximately $41.53 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

As of March 31, 2024, $219.4 million of common stock remained available to be sold under the at-the-market facility associated with the January 2024 Sales Agreement.

The Company may cancel its at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $387.9 million as of March 31, 2024.

The Company has financed its operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK.

To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses clinical development activities for its lead product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed under Risks and Uncertainties in Note 2. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $941.4 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2024 and March 31, 2023 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and March 31, 2023 and cash flows for the three months ended March 31, 2024 and March 31, 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Summary of Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the financial statements and the related notes included in the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 2024.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements, Not yet Adopted:

On October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the effect of adopting this ASU.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively; the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the ASU but does not expect any material impacts upon adoption.

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

As of March 31, 2024, financial assets measured and recognized at fair value are as follows (in thousands):

		March 31, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities(1)	Level 2	$519,487	$71	$(542)	$519,016
Corporate bonds	Level 2	151,971	44	(396)	151,619
Commercial paper(2)	Level 2	232,426	—	(98)	232,328
Marketable securities		903,884	115	(1,036)	902,963
Money market funds(3)	Level 1	37,953			37,953
Total fair value of assets		$941,837	$115	$(1,036)	$940,916

(1)
$10.9 million was included in cash and cash equivalents on the condensed balance sheets due to securities with purchase dates within 90 days of maturity dates.
(2)
$59.0 million was included in cash and cash equivalents on the condensed balance sheets due to securities with purchase dates within 90 days of maturity dates.
(3)
Included in cash and cash equivalents on the condensed balance sheets.

As of December 31, 2023, financial assets measured and recognized at fair value are as follows (in thousands):

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

(1)
$37.8 million was included in cash and cash equivalents on the condensed balance sheets due to securities with purchase dates within 90 days of maturity dates.
(2)
$80.4 million was included in cash and cash equivalents on the condensed balance sheets due to securities with purchase dates within 90 days of maturity dates.
(3)
Included in cash and cash equivalents on the condensed balance sheets.

As of March 31, 2024 and December 31, 2023, all marketable securities had a remaining maturity of less than three years. There were no financial liabilities measured and recognized at fair value as of March 31, 2024 and December 31, 2023.

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of March 31, 2024 and December 31, 2023, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at March 31, 2024 and December 31, 2023.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(In Years)	2024	2023
Laboratory equipment	5	$11,636	$11,455
Computer equipment	3	261	261
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	4,115	3,321
Furniture and fixtures	5	832	507
Total property and equipment		17,075	15,775
Less: Accumulated depreciation and amortization		(10,166)	(9,611)
Property and equipment, net		$6,909	$6,164

Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development expenses	$12,220	$10,676
Accrued salaries and benefits	4,260	6,974
Legal and professional fees	856	959
Other	183	147
Accrued liabilities	$17,519	$18,756

5. Operating Leases

The Company leases its laboratory and office facilities at 7000 Shoreline Court, South San Francisco for approximately 29,000 square feet with an expiration date in September 2024.

In June 2023, the Company entered into a lease agreement for approximately 44,000 square feet of space at 5000 Shoreline Court, South San Francisco, California. The lease term is expected to commence in the third quarter of 2024 and the lease term is one hundred twenty months. The Company has an option to extend the lease term for a total of two consecutive five-year periods.

In November 2023, the Company entered into a lease agreement for approximately 5,700 square feet of space at 11710 El Camino Real, San Diego, California for corporate office space. The lease term commenced in December 2023 and expires in March 2028. The Company has an option to renew the lease for 3 years.

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of March 31, 2024	Operating Leases
2024	$1,381
2025	386
2026	398
2027	410
2028	106
Total future minimum lease payments	2,681
Less: imputed interest	(274)
Total operating lease liabilities	$2,407

The following table summarizes other information about the Company's operating leases:

	As of
	March 31, 2024	December 31, 2023
Remaining Lease Term	2.3	2.4
Discount Rate	8.3%	8.0%

Operating lease costs were $0.5 million and $0.4 million for the quarters ended March 31, 2024 and March 31, 2023, respectively. Variable lease costs were $0.4 million for the quarters ended March 31, 2024 and March 31, 2023. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company's share of total square footage.

During the quarters ended March 31, 2024 and March 31, 2023, cash paid for amounts included in the measurement of lease liabilities and included within cash used in operating activities in the statement of cash flows was $0.5 million.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of March 31, 2024.

7. Income Taxes

For the three months ended March 31, 2024 and March 31, 2023, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The Company is under audit in California for tax years 2020-2021.

8. Common Stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, no dividends have been declared to date.

On April 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of common stock at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and other offering expenses.

On October 27, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 5,797,872 shares of common stock at an offering price to the public of $23.50 per share, including 797,872 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 319,150 shares of common stock at a public offering price of $23.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $143.7 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.

As of March 31, 2024, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	Number of Shares subject to Outstanding Warrants
April 27, 2023	None	$.0001	2,020,270
October 27, 2023	None	$.0001	319,150

The warrants are classified as a component of Stockholders’ Equity within Additional Paid-in-Capital. The warrants are classified as equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, are indexed to the Company’s common stock and meet the equity classification criteria. The warrants will not expire until they are fully exercised. As of March 31, 2024, no shares underlying the warrants had been exercised.

The Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2024	2023
Outstanding options under the 2015, 2019 and 2023 Plans	7,874,924	6,269,975
Shares available for grant under the 2019 Plan	1,638,170	964,622
Shares available for grant under the 2023 Inducement Plan	382,500	524,300
Shares available under the Employee Stock Purchase Plan	1,968,367	1,317,974
Pre-funded warrants issued and outstanding	2,339,420	2,339,420
Total	14,203,381	11,416,291

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

As of March 31, 2024, the number of shares available for issuance under the 2023 Inducement Plan was 382,500.

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

Options granted under the 2019 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, directors and consultants.

The 2019 Plan is subject to an annual increase on the first day of each year beginning in 2020 and ending in 2029, equal to the lesser of 4% of the shares outstanding on the last day of the immediately preceding fiscal year, and such smaller number of shares as determined by the Company's board of directors. Options granted under the 2019 Plan have a term of 10 years (or five years if granted to a 10% stockholder) and generally vest over a 4-year period with 1-year cliff vesting.

As of March 31, 2024, the number of shares available for issuance under the 2019 Plan was 1,638,170.

2015 Equity Incentive Plan

In 2015, the Company established its 2015 Plan which provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2015 Plan may be either ISOs or NSOs.

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

The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020, equal to the lesser of 1% of the shares outstanding on the last day of the immediately preceding fiscal year and such smaller number of shares as may be determined by the Company's board of directors, provided, however, that no more than 2,500,000 shares may be issued under the ESPP.

As of March 31, 2024, the number of shares available for issuance under the ESPP was 1,968,367. For the quarters ended March 31, 2024 and 2023, the Company recorded $0.1 million and $0.2 million, respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,784	$2,087
General and administrative	2,528	1,572
Total stock-based compensation expense	$6,312	$3,659

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2024	6,269,975	$15.53	7.82	$128.49
Options granted	2,195,438	$45.91
Options exercised	(464,877)	$11.75
Options canceled	(125,612)	$19.29
Balance, March 31, 2024	7,874,924	$24.18	8.36	$157.56
Exercisable as of March 31, 2024	2,807,378	$13.34	6.84	$84.70
Vested and expected to vest as of March 31, 2024	7,874,924	$24.18	8.36	$157.56

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 and March 31, 2023 was $33.00 and $12.57 per share, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2024 and March 31, 2023 was $14.5 million and $0.6 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of March 31, 2024 and December 31, 2023, total unrecognized stock-based compensation expense for stock options was $105.8 million and $41.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.92 years and 2.59 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended March 31,
	2024	2023
Expected term	6.08 years	6.08 years
Expected volatility	80.2% - 81.3%	85.4% - 85.9%
Risk-free interest rate	4.0% - 4.3%	3.6% - 4.1%
Dividend yield	0%	0%

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

Fair Value of Common Stock

The fair value of the Company’s common stock is determined based on the market price on the date of grant.

10. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, the Company entered into the Collaboration, Option and License Agreement (the “GSK Collaboration Agreement”), with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4), Limited (“GSK”), pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase. On July 27, 2020, ("the Effective Date"), the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of March 31, 2024, GSK has made aggregate payments in the amount of $13.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

GSK Collaboration - MAT2A Program

Under the MAT2A program, the Company led research and development through early clinical development stage, and GSK had an exclusive option to obtain an exclusive license to continue development of and commercialize MAT2A products arising out of the MAT2A program, or the Option. The Company delivered an Option data package resulting from its conduct of a dose escalation portion of a MAT2A Phase 1 monotherapy clinical trial pursuant to the GSK Collaboration Agreement, following which the Option was exercisable within a specified time period. In August 2022, the Company received notice from GSK waiving its rights to exercise its Option, or the MAT2A Option Waiver, pursuant to the GSK Collaboration Agreement. As such, the Company retains and fully owns all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto. The Company will be responsible for the costs of further research and clinical development activities that the Company conduct for the MAT2A program following the MAT2A Option Waiver.

GSK Collaboration - Pol Theta Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize Pol Theta products arising out of the Pol Theta program. The Company and GSK collaborated on preclinical research for the Pol Theta program, and GSK is leading clinical development for the Pol Theta program. GSK is responsible for all research and development costs for the Pol Theta program.

The Company will be eligible to receive total development and regulatory milestones of up to $485.0 million, with respect to each Pol Theta product, including as applicable, for multiple Pol Theta products that target certain alternative protein domains or are based on alternative modalities. Additionally, the Company will be eligible to receive up to $475.0 million of commercial milestones with respect to each Pol Theta product. The Company is also entitled to receive tiered royalties on global net sales of Pol Theta products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double-digit percentages, subject to certain customary reductions.

In June 2022, the Company announced the nomination of a Pol Theta Helicase Inhibitor development candidate, or DC, and in August 2022, announced the achievement of an initial preclinical development milestone in connection with ongoing IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment, which the Company received in October 2022.

An IND was submitted and was cleared by the FDA in August 2023 to enable clinical evaluation in combination with niraparib, triggering a $7.0 million milestone payment.

The Company has the potential to achieve an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate late-stage development and regulatory milestones of up to $465.0 million.

GSK Collaboration - Werner Helicase Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize WRN products arising out of the WRN program. The Company and GSK are collaborating on ongoing preclinical research for the WRN program, and GSK will lead clinical development for the WRN program, with IDEAYA responsible for 20% and GSK responsible for 80% of such global research and development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof.

The Company will be eligible to receive total development milestones of up to $485.0 million, with respect to each WRN product, including as applicable, for multiple WRN products that are based on alternative modalities. Additionally, the Company will be eligible to receive up to $475.0 million of commercial milestones with respect to each WRN product. The Company will be entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double-digit percentages, subject to certain customary reductions. The Company will have a right to opt-out of the 50% U.S. net profit share and corresponding research and development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with economic adjustments based on the stage of the WRN program at the time of opt-out.

In October 2023, the Company earned a $3.0 million milestone from GSK in connection with IND-enabling studies for the Werner Helicase Inhibitor DC.

GSK Collaboration - General

Under the terms of the GSK Collaboration Agreement, subject to certain exceptions, the Company and GSK will not, directly or through third parties, develop or commercialize other products whose primary and intended mechanism of action is the modulation of WRN or Pol Theta for an agreed upon period of time. The Company and GSK have formed a joint steering committee, joint development committees, and joint commercialization committees responsible for coordinating all activities under the GSK Collaboration Agreement. Ownership of intellectual property developed under the GSK Collaboration Agreement is allocated between or shared by the parties depending on development and subject matter.

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

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 PKC inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. The Company renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to us a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose.

The Company paid Novartis an upfront payment of $2.5 million and issued 263,615 shares of its Series B redeemable convertible preferred stock concurrently with the execution of the license agreement. Subject to completion of certain clinical and regulatory development milestones, the Company agreed to make milestone payments in the aggregate of up to $9.0 million, and subject to achievement of certain commercial sales milestones, the Company agreed to make milestone payments in the aggregate of up to $20.0 million. The Company also agreed to pay mid to high single-digit tiered royalty payments based on annual worldwide net sales of licensed products, payable on a licensed product-by-licensed product and country by country basis until the latest of the expiration of the last to expire exclusively licensed patent, the expiration of regulatory exclusivity, and the ten year anniversary of the first commercial sale of such product in such country. The royalty payments are subject to reductions for lack of patent coverage, loss of market exclusivity, and payment obligations for third-party licenses.

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer, Inc., or the Pfizer Agreement, as amended in September 2020, April 2021, September 2021 and May 2023. Pursuant to the Pfizer Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, the Company is the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

In March 2022, the Company and Pfizer entered into a second clinical trial collaboration and supply agreement, or the Second Pfizer Agreement, pursuant to which the Company is evaluating darovasertib and crizotinib as a combination therapy in MUM in a planned Phase 2/3 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, the Company is the sponsor of the combination trial and the Company will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us for up to an agreed-upon number of MUM patients. The Company and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, in March 2022, the Company and Pfizer also entered into a third clinical trial collaboration and supply agreement, or the Third Pfizer Agreement, pursuant to which the Company may, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, the Company is the sponsor of the planned combination trial, and the Company will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us.

In May 2023, the Company continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide us with an additional defined quantity of crizotinib at no cost.

The Company also expanded its relationship with Pfizer in May 2023 under an Amendment No. 1 to the Second Pfizer Agreement to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM. Under the as-amended Second Pfizer Agreement, Pfizer will provide the Company with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. Under Amendment No. 1 to the Second Pfizer Agreement, the Company and Pfizer also terminated the Third Pfizer Agreement.

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

Amgen Clinical Trial Collaboration and Supply Agreement

In July 2022, the Company entered into a clinical trial collaboration and supply agreement with Amgen Inc., or the Amgen CTCSA, to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. Each party will pay for fifty percent (50%) of the external third-party costs of the combination study. Each party will be responsible for its own internal costs and expenses in support of the combination study. The Company and Amgen will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent.

Gilead Clinical Study Collaboration and Supply Agreement

In November 2023, the Company entered into a clinical study collaboration and supply agreement with Gilead Sciences, Inc., or the Gilead CSCSA, to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion bladder cancer, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, the Company will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. The Company will bear all internal and external costs and expenses associated with the conduct of the combination study. The Company and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. The Company and Gilead each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent.

Merck Clinical Trial Collaboration and Supply Agreement

In March 2024, the Company entered Clinical Trial Collaboration and Supply Agreement, or the Merck CTCSA, with MSD International Business GmbH, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA, or Merck. The Company is planning to evaluate IDE161 in a combination study with KEYTRUDA® (pembrolizumab), Merck's anti-PD-1 therapy, in patients with MSI-high and MSS endometrial cancer. Pursuant to the Merck CTCSA, the Company is the sponsor of the combination study and the Company will provide the IDE161 compound and pay for the costs of the combination study. Merck will provide KEYTRUDA at no cost to the Company. The Company and Merck will jointly own clinical data from the combination. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 10, Significant Agreements).

Disaggregation of Revenue

The Company recognized no revenue for the quarter ended March 31, 2024 and $7.9 million for the quarter ended March 31, 2023. The $7.9 million revenue for the quarter ended March 31, 2023 consisted of $7.6 million, $0.2 million, and $0.1 million related to the WRN, MAT2A & Pol Theta programs, respectively. The Company completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Contract Balances

As of March 31, 2024 and December 31, 2023, the Company had no accounts receivable and no contract liabilities related to the GSK Collaboration Agreement.

The Company has identified the following six performance obligations associated with the GSK Collaboration Agreement:

(i)Preclinical and Phase 1 Monotherapy clinical research and development services under the MAT2A program (“MAT2A R&D Services”)

(ii)Preclinical research services and the related license to IDEAYA-owned technology under the Pol Theta program (“Pol Theta R&D Services”)

(iii)Preclinical research services and the related license to IDEAYA-owned technology under the WRN program (“WRN R&D Services”)

(iv)Material right associated with the option to license IDEAYA-owned technology under the MAT2A program (“Option”)

(v)Material right associated with the option to license to IDEAYA-owned technology under the MAT2A program to the extent necessary for preclinical activities in preparation for the MAT2A Combination Trial (“Preclinical MAT2A License”)

(vi)Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”)

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

For the Pol Theta product, the Company achieved and earned a $7.0 million payment for a milestone in August 2023 based on acceptance of the IND by the FDA, payment. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support evaluation of GSK101. The Company has the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

For the WRN product, the Company achieved and earned a $3.0 million payment for a milestone in October 2023 in connection with IND-enabling studies for the Werner Helicase Inhibitor DC. The Company is, in collaboration with GSK, targeting an IND submission in 2024 to enable first-in-human clinical evaluation of its Werner Helicase Inhibitor DC in high MSI tumors.

The Company recognized revenue related to amounts allocated to the Pol Theta R&D Services and WRN R&D Services as the underlying services are performed over the period through the completion of the Pol Theta and WRN preclinical research programs, respectively. Within 90 days from the end of each calendar quarter, GSK reimbursed the Pol Theta program costs incurred by the Company. Within 75 days from the end of each calendar quarter, the Company and GSK determined the amounts of WRN program costs incurred by both parties and the net amount owed by GSK to the Company or by the Company to GSK, which was paid within 75 days from such determination by a reimbursing party. The Company used its internal research capability and may also engage third-party clinical research organizations, or CROs, in transferring the Pol Theta R&D services and WRN R&D services, for which the Company acts as a principal. The Company completed Pol Theta R&D services during December 2022. Accordingly, the performance obligation related to the Pol Theta R&D services has been fulfilled. The Company completed WRN R&D services during December 2023. Accordingly, the performance obligation related to the WRN R&D services has been fulfilled.

As of March 31, 2024, there are no remaining performance obligations related to the WRN, Pol Theta and MAT2A program.

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(39,572)	$(23,640)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	75,108,484	48,370,074
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.49)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company's common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended March 31, 2024.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2024	2023
Options to purchase common stock	7,874,924	6,874,959
Total	7,874,924	6,874,959

13. Subsequent Events

Subsequent to March 31, 2024, from April 1, 2024 through April 24, 2024, the Company sold an aggregate of 922,000 shares of common stock for aggregate gross proceeds of $37.2 million at a weighted average sales price of approximately $40.40 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent, generating net proceeds of approximately $36.5 million, after deducting underwriting discounts and commissions and other estimated offering expense. As of April 24, 2024, approximately $182.1 million of common stock remained available to be sold under the ATM facility.

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

Our clinical pipeline includes four potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE161 (PARG) and GSK101 (Pol Theta Helicase). We own or control all commercial rights of the three most-advanced of these product candidates: darovasertib, IDE397, and IDE161. We are also advancing our Werner Helicase program for which a development candidate has been selected in collaboration with GlaxoSmithKline, or GSK and, subject to investigational new drug-, or IND-, enabling studies, are targeting an IND in 2024. We also have multiple earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

Darovasertib – PKC Inhibitor Clinical Candidate in Uveal Melanoma and GNAQ/11 Melanomas

Darovasertib (IDE196) is our most advanced clinical-stage product candidate, which we in-licensed from Novartis. Darovasertib is a potent, selective small molecule inhibitor of protein kinase C, or PKC, which we are developing for genetically-defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We have achieved double-digit patient enrollment and have opened multiple clinical sites, including international sites, in our potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002. The purpose of the clinical trial is to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having metastatic uveal melanoma, or MUM, with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of a second Clinical Trial Collaboration and Supply Agreement, or Second Pfizer agreement, with Pfizer. We are targeting clinical program update(s) in 2024.

We are planning to enroll additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001. We are further evaluating darovasertib in combination with crizotinib in the Phase 2 expansion arm of IDE196-001 in patients with GNAQ/11 melanomas, including metastatic cutaneous melanoma.

We separately initiated and have achieved double-digit patient enrollment in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM, with ongoing enrollment and multiple clinical sites open. A clinical efficacy update on over 30 patients and an U.S. Food and Drug Administration, or FDA, regulatory guidance update are both targeted in the second half of 2024.

We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma”, or NADOM, led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne. The interim results from the trial have been accepted for an oral presentation at the upcoming 2024 American Society of Clinical Oncology, or ASCO, annual meeting in June 2024.

We are pursuing a clinical strategy for darovasertib to broadly address uveal melanoma, alternatively referred to as ocular melanoma, in both primary and metastatic settings. Greater than 90% of uveal melanoma patients have tumors harboring GNAQ or GNA11 mutations. There are no FDA approved systemic therapies for primary UM, as either neoadjuvant or adjuvant therapies. There are likewise no FDA approved therapies for patients having MUM with HLA-A*02:01 negative, or HLA-A2(-), serotype. These primary UM patients and HLA-A2(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients. We have a separate, independent clinical strategy to address HLA-A*02:01 positive, or HLA-A2(+), MUM patients.

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

Darovasertib – Potential Registration-Enabling Clinical Trial in First-Line HLA-A2(-) MUM

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

In May 2023, we expanded our relationship with Pfizer to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM by entering into Amendment No. 1 to the Second Pfizer Agreement. Under the as-amended Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. We anticipate that the supply of crizotinib under the Second Pfizer Agreement, as amended, will be sufficient to support the planned Phase 2 and Phase 3 portions of the Phase 2/3 potentially registrational clinical trial.

In parallel, we are continuing to evaluate darovasertib in our ongoing Phase 2 clinical trial, designated as IDE196-001, as a combination therapy with crizotinib in MUM patients. We are the sponsor of this Phase 2 clinical trial and are collaborating with Pfizer on this Phase 2 clinical trial pursuant to the Pfizer Agreement.

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

Darovasertib – Strategy for HLA-A*02:01 Positive MUM

Based on clinical data from the Phase 2 clinical trial evaluating darovasertib and crizotinib in MUM as reported at ESMO 2023, and based on the darovasertib mechanism of action, we anticipate darovasertib will have clinical activity independent of HLA-A2 status in GNAQ/11-mutation cancers.

We are planning to enroll additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001. This strategy demonstrates our commitment to fully address the high unmet medical need in MUM. Such clinical trial data from darovasertib and crizotinib combination treatment in HLA-A2(+) MUM could support publication and potential inclusion in NCCN Clinical Practice Guidelines in Oncology.

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

In November 2022, the FDA granted Fast Track designation to our development program investigating darovasertib in combination with crizotinib in adult patients being treated for MUM. The Fast Track designation makes our darovasertib and crizotinib development program eligible for various expedited regulatory review processes, including generally more frequent FDA interactions, such as meetings and written communications, potential eligibility for rolling review of a future NDA and potential accelerated approval and priority review of an NDA.

Darovasertib - Neoadjuvant and Adjuvant Therapy in Uveal Melanoma (UM)

We are clinically evaluating the potential for darovasertib as neoadjuvant or adjuvant therapy, or both, also referred to as (neo)adjuvant therapy, in primary, non-metastatic UM patients. We previously reported preliminary clinical data in the neoadjuvant setting showing evidence of anti-tumor activity that we believe supports further clinical evaluation of darovasertib to determine its potential as a neoadjuvant therapy to either save the eye by avoiding enucleation, or to reduce the tumor thickness in the eye, enabling treatment with less radiation to preserve vision, and as an adjuvant therapy, to potentially extend relapse free survival.

We have initiated and achieved double-digit patient enrollment in our company-sponsored Phase 2 clinical trial designated as IDE196-009, with ongoing enrollment and multiple clinical sites open. The purpose of the clinical trial is to evaluate single-agent darovasertib as neoadjuvant treatment of primary UM prior to primary interventional treatment of enucleation or radiation therapy and also as adjuvant therapy following the primary treatment. A clinical efficacy update on over 30 patients and an FDA regulatory guidance update are both targeted in the second half of 2024.

The IDE196-009 clinical protocol includes neoadjuvant treatment with darovasertib to maximum benefit up to 6 months, primary treatment, then up to 6 months of follow-up adjuvant therapy.

In the neoadjuvant setting, one cohort of UM patients with large tumors will be treated with darovasertib until maximum benefit or six months, at which time they will undergo a primary interventional treatment. The neoadjuvant endpoint for this large-sized tumor cohort is eye preservation. For example, a patient who would otherwise have undergone enucleation would instead be eligible for radiation treatment. Another neoadjuvant cohort of UM patients with small or medium sized tumors will be treated with darovasertib until maximum benefit or six months, at which time they will undergo radiation therapy. Neoadjuvant endpoints for this small- or medium-sized tumor cohort include (i) reducing the radiation dose that the patient receives, relative to the radiation dose they would have otherwise received without the neoadjuvant treatment, and (ii) functional vision preservation.

In the adjuvant setting, each of the two neoadjuvant cohorts will be treated with darovasertib for up to six months as follow-up adjuvant therapy after the primary interventional treatment. The adjuvant endpoints for this portion of the clinical trial include relapse free survival and useful vision.

We are additionally supporting evaluation of darovasertib as (neo)adjuvant therapy in primary UM in the ongoing NADOM IST. Pursuant to an as-amended protocol for the NADOM study, uveal melanoma patients who would otherwise undergo enucleation are instead treated with single agent darovasertib as neoadjuvant treatment for up to six months or maximum benefit. This reflects an increase in potential treatment duration versus the initial approach of one month neoadjuvant therapy, following which these patients will undergo a primary interventional treatment. Patients will subsequently be treated with darovasertib for up to six months as follow-up adjuvant therapy after the primary interventional treatment. The topline results from the trial have been accepted for an oral presentation at the upcoming 2024 ASCO annual meeting.

Darovasertib – Expansion Opportunity in GNAQ/11 Melanomas

We have initiated a Phase 2 expansion arm in our IDE196-001 clinical trial evaluating the darovasertib and crizotinib combination in GNAQ/11 melanomas, including metastatic cutaneous melanoma, based on observed preliminary clinical efficacy. There are currently no FDA approved therapies in this indication in this genetically-defined patient population.

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

IDE397 – MAT2A Inhibitor in Tumors with MTAP Deletion

IDE397 is a clinical-stage, potent, selective small molecule inhibitor of methionine adenosyltransferase 2a, or MAT2A, which we are developing for patients having solid tumors with MTAP deletion. The prevalence of methylthioadenosine phosphorylase, or MTAP, gene deletion is estimated to be approximately 15% of human solid tumors. MTAP deletion in patient tumors is identified by commercial or institutional next generation sequencing, or NGS, panels or by MTAP immunohistochemistry, or IHC, assay with confirmation by NGS.

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

We are enrolling patients into a Phase 2 clinical trial designated as IDE397-001 to evaluate IDE397 for patients having certain tumors with MTAP gene deletion. We are proceeding with enrollment of MTAP-deletion patients into a monotherapy Phase 2 expansion cohort with an initial focus on high priority solid tumor types, including non-small cell lung cancer, or NSCLC, and bladder cancers. We have selected a move-forward Phase 2 expansion dose for IDE397 monotherapy in MTAP-deletion squamous NSCLC, based on adverse event profile and preliminary clinical efficacy observed, including multiple partial responses by RECIST 1.1. MTAP-deletion squamous NSCLC is estimated to have a global annual incidence greater than 100,000 patients. In addition, multiple partial responses by RECIST 1.1 have also been observed in MTAP-deletion bladder cancer with IDE397 monotherapy and evaluation is ongoing for further potential Phase 2 expansion in this tumor type.

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

In August 2023, Amgen initiated and dosed a first patient in the IDE397 /AMG 193 combination study, following FDA authorization to proceed with the clinical trial. This Phase 1/2 clinical trial (NCT: 05975073) will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with AMG 193, with an initial focus for expansion in NSCLC patients and an estimated enrollment of approximately 180 patients. Enrollment is ongoing in the dose escalation portion of this Phase 1/2 clinical trial. We are targeting the development of a joint publication strategy in 2024.

We are separately collaborating with Gilead to clinically evaluate IDE397 in combination with sacituzumab-govitecan-hziy, or Trodelvy, Gilead’s Trop-2 directed anti-body conjugate, or ADC, in patients having MTAP deletion bladder cancer, in the Phase 1 IDEAYA-sponsored clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or Gilead CSCSA, with Gilead Sciences, Inc., or Gilead. Trial initiation activities for the IDE397 and Trodelvy clinical combination are ongoing and the dosing of a first patient is anticipated in mid-year, or the second or third quarters of, 2024.

We own all rights, title, and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

IDE161 – PARG Inhibitor in Tumors with Homologous Recombination Deficiency

We are evaluating IDE161, a small molecule inhibitor of poly (ADP-ribose) glycohydrolase, or PARG, being evaluated in a Phase 1/2 clinical trial designated as IDE161-001 for patients having tumors with homologous recombination deficiency, or HRD, and potentially other genetic and/or molecular signatures. PARG is a novel target in a clinically validated biological pathway. PARG functions as a regulator of DNA repair in the same biochemical pathway as poly-(ADP-ribose) polymerase, or PARP. PARG hydrolyzes poly (ADP-ribose), or PAR, chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. PARG is a mechanistically distinct target relative to PARP.

We are progressing with enrollment of patients having tumors with HRD into the Phase 1 expansion portion of the Phase 1/2 clinical trial in selected priority tumors. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial. We are targeting an initial Phase 2 monotherapy expansion in HRD solid tumors in the second half of 2024. We are also validating IDE161 combination opportunities preclinically and targeting identification of potential combination(s) in 2024.

The expansion portion of the Phase 1 trial has a strategic focus in estrogen receptor positive, or ER+, human epidermal growth factor receptor 2 negative, or Her2(-), breast cancer with HRD, as well as other solid tumors with

HRD, such as endometrial cancer, colorectal cancer and prostate cancer. The ER+, Her2-, HRD+ breast cancer focus represents approximately 10% to 14% of breast cancer patients.

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

In April 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the IDE161-001 Phase 1/2 clinical trial in oncologic diseases. We will be obligated to make additional payments to CRT aggregating up to £18.75 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, including an aggregate of up to £1.5 million and up to £2.25 for the achievement of certain Phase 2 and Phase 3 development milestones, respectively, in each case as relating to first and second tumor histologies.

In March 2024, we entered into the Clinical Trial Collaboration and Supply Agreement, or Merck CTCSA, with MSD International Business GmbH, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA. We are planning to evaluate IDE161 in a combination study with KEYTRUDA® (pembrolizumab), Merck's anti-PD-1 therapy, in patients with high microsatellite instability, or MSI, and microsatellite stable, or MSS, endometrial cancer. We are targeting a first-patient dosing for this study in the second half of 2024.

KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA.

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDE161, with CRT and University of Manchester.

GSK101 (IDE705) - Pol Theta Helicase Inhibitor in tumors with Homologous Recombination Deficiency

We discovered GSK101 (IDE705), our DNA Polymerase Theta, or Pol Theta, Helicase inhibitor clinical development candidate, and evaluated GSK101 in preclinical studies in collaboration with GSK. GSK101 targets the helicase domain of the Pol Theta protein for patients having solid tumors with BRCA or other mutations associated with HRD.

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

GSK is evaluating GSK101 in combination with niraparib, the GSK small molecule inhibitor of PARP for the treatment of patients having tumors with BRCA or other HR mutations, or HRD, in a GSK-sponsored Phase 1 clinical trial. GSK has dosed the first patient and enrollment is ongoing in the dose escalation portion of this study.

GSK is leading clinical development of GSK101 pursuant to the Collaboration, Option and License Agreement with GSK, or GSK Collaboration Agreement. GSK is responsible for all research and development costs for the Pol Theta program.

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

WRN Inhibitors in Tumors with High Microsatellite Instability

We are advancing our preclinical IND-enabling studies and other preclinical research in collaboration with GSK for an inhibitor targeting Werner Helicase, or WRN, for patients having tumors with high MSI.

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

We have demonstrated in vivo efficacy with tumor regression and PD response in a relevant high MSI model. We have observed selectivity of our Werner Helicase inhibitor and validation of the synthetic lethal relationship to tumors with high MSI over tumors with MSS based on a lack of in vivo pharmacological response in relevant MSS xenograft models.

A Werner Helicase Inhibitor development candidate, or DC, has been selected in collaboration with GSK. We, in collaboration with GSK, have completed the IND-enabling GLP toxicology studies and we are targeting an IND submission in the second half of 2024 to enable first-in-human clinical evaluation of Werner Helicase Inhibitor DC for patients having tumors with high MSI. Subject to IND submission and clearance, GSK will lead clinical development for the Werner Helicase program. GSK is responsible for 80% of global research and development costs and IDEAYA is responsible for 20% of such costs. GSK holds a global, exclusive license to develop and commercialize the Werner Helicase Inhibitor DC.

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

Next-Generation Precision Medicine Pipeline Programs

We have initiated early preclinical research programs focused on pharmacological inhibition of several new targets, or NTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures. We believe these research programs have the potential for discovery and development of first-in-class or unique-in-class or best-in-class therapeutics. We are targeting development candidate nominations in the second half of 2024 for multiple NTs, including a development candidate to treat MTAP-deletion solid tumors to enable a potential wholly-owned clinical combination with IDE397. Collectively, we believe these efforts will further advance our multi-pronged clinical and business strategy. We own or control all commercial rights in our next-generation NT programs.

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

Prospectus Supplement - At-the-Market Facility

In June 2023, we entered into an Open Market Sales Agreement, or June 2023 Sales Agreement, with Jefferies LLC (Jefferies) relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (“common stock”), having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent.

During the quarter ended March 31, 2024, pursuant to the June 2023 Open Market Sales Agreement, with Jefferies as a sales agent, we sold an aggregate of 6,115,516 shares of common stock through at-the-market offerings for aggregate net proceeds of $215.9 million, after deducting underwriting discounts and commissions and other offering expenses, at a weighted average sales price of approximately $36.39 per share.

On January 19, 2024, we entered into a new Open Market Sales Agreement, or January 2024 Sales Agreement, with Jefferies relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the quarter ended March 31, 2024, pursuant to the January 2024 Sales Agreement, we sold an aggregate of 3,144,866 shares of common stock through at-the-market offerings for aggregate net proceeds of $127.6 million at a weighted average sales price of approximately $41.53 per share. As of March 31, 2024, approximately $219.4 million of common stock remained available to be sold under the ATM facility.

Subsequent to March 31, 2024, from April 1, 2024 through April 24, 2024, we sold an aggregate of 922,000 shares of common stock for aggregate gross proceeds of approximately $37.2 million at a weighted average sales price of approximately $40.40 per share through at-the-market offerings, generating net proceeds of approximately $36.5 million, after deducting underwriting discounts and commissions and other estimated offering expense, pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of April 24, 2024, approximately $182.1 million of common stock remained available to be sold under the ATM facility.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $941.4 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Certain program costs that contribute to our operating expenses have been and/or will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program. We anticipate that payments which we may make to Amgen will also contribute to our operating expenses as they are reimbursed by us pursuant to the Amgen CTCSA, including 50% of external costs Amgen incurs in connection with the Amgen-sponsored and executed IDE397 / AMG 193 Combination Study. We anticipate that we will also incur costs in accordance with the Gilead CSCSA. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. We further anticipate that we will also incur costs in accordance with the Merck CTCSA. Merck will provide KEYTRUDA for the combination study at no cost to us. We will bear all internal and external costs and expenses associated with the conduct of the combination study. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $39.6 million and $23.6 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $387.9 million.

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

As of March 31, 2024, we had cash, cash equivalents, and short-term and long-term marketable securities of $941.4 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed May 7, 2024.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. As of March 31, 2024, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of March 31, 2024 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition will be contingent on additional milestone earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

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

	Three Months Ended
	March 31, 2024	December 31, 2023
External clinical development expenses (1):
Darovasertib	$10,869	$8,050
IDE397 (2)	2,926	3,499
IDE161	2,695	3,132
Personnel related and stock-based compensation	12,254	10,213
Other research and development expenses	14,061	13,876
Total research and development expenses	$42,805	$38,770

	Three Months Ended
	March 31, 2024	March 31, 2023
External clinical development expenses (1):
Darovasertib	$10,869	$4,720
IDE397 (2)	2,926	3,251
IDE161	2,695	723
Personnel related and stock-based compensation	12,254	8,870
Other research and development expenses	14,061	10,295
Total research and development expenses	$42,805	$27,859

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.
(2)
IDE397 includes costs from Amgen Clinical Trial Collaboration and Supply Agreement.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2024 compared to the three months ended December 31, 2023 and three months ended March 31, 2023 is presented below.

Comparison of Three Months Ended March 31, 2024 and December 31, 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	Change	% Change
Revenue:
Collaboration revenue	$—	$3,923	$(3,923)	(100%)
Operating expenses:
Research and development	42,805	38,770	4,035	10%
General and administrative	8,212	7,068	1,144	16%
Loss from operations	(51,017)	(41,915)	(9,102)	22%
Interest income and other income, net	11,445	7,960	3,485	44%
Net loss	$(39,572)	$(33,955)	$(5,617)	17%

Collaboration Revenue

There was no collaboration revenue recognized for the three months ended March 31, 2024 compared to $3.9 million for the three months ended December 31, 2023. We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Research and Development Expenses

Research and development expenses increased by $4.0 million, or 10%, during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 due to an increase of $3.9 million primarily driven by our potentially registration-enabling darovasertib clinical trial and Werner Helicase program expenses, $0.8 million in stock-based compensation related to our annual option grants and $1.2 million in personnel-related expenses, including salaries and benefits to support our growth, and $0.3 million in costs for facilities and software to support our research and development programs, which was partially offset by a decrease of $2.2 million driven by timing of clinical pharmacology studies and CMC manufacturing costs for darovasertib.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 16%, during the three months ended March 31, 2024 compared to the three months ended December 31, 2023. The increase in general and administrative expenses was primarily due to increases of $0.7 million in stock-based compensation related to our annual option grants and $0.4 million personnel-related expenses, including salaries and benefits to support our growth.

Interest Income and Other Income (Expense), Net

Interest income increased by $3.5 million, or 44%, during the three months ended March 31, 2024 compared to the three months ended December 31, 2023, primarily due to higher investment balances and interest rates.

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenue:
Collaboration revenue	$—	$7,880	$(7,880)	(100%)
Operating expenses:
Research and development	42,805	27,859	14,946	54%
General and administrative	8,212	6,300	1,912	30%
Loss from operations	(51,017)	(26,279)	(24,738)	94%
Interest income and other income, net	11,445	2,639	8,806	334%
Net loss	$(39,572)	$(23,640)	$(15,932)	67%

Collaboration Revenue

There was no collaboration revenue recognized for the three months ended March 31, 2024 compared to $7.9 million for the three months ended March 31, 2023. We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Research and Development Expenses

Research and development expenses increased by $14.9 million, or 54%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in research and development expenses was primarily due to increases of $11.0 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $1.7 million in stock-based compensation and

$1.7 million in personnel-related expenses, including salaries and benefits, to support our growth, and $0.5 million in costs for laboratory supplies, facilities, and software to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, or 30%, during the three months ended March 31, 2024 compared to three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to increases of $0.8 million for consulting and legal services, and $1.0 million in stock-based compensation and $0.3 million in personnel-related expenses, including salaries and benefits, related to an increase in headcount to support our growth, partially offset by a decrease of $0.2 million in facility costs due to larger allocation to research & development expenses.

Interest Income and Other Income (Expense), Net

Interest income increased by $8.8 million, or 334%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to higher investment balances and interest rates.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $941.4 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2024 and three months ended March 31, 2023, we had net losses of $39.6 million and $23.6 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2024, we had an accumulated deficit of $387.9 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

We lease our laboratory and office facilities in 7000 Shoreline Court, South San Francisco, California under an operating lease with an expiration date in September 2024. In May 2018, we amended our 7000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our 7000 Shoreline Court facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. In April 2024, we again amended our 7000 Shoreline Court facility lease agreement to extend the expiration date from July 2024 to September 2024. As a result, we expect to make the total lease payments of $1.5 million through September 2024.

In June 2023, we entered into a lease agreement for 43,966 square feet of space at 5000 Shoreline Court, South San Francisco, California. The lease term is expected to commence in the third quarter of 2024 and the lease term is one hundred twenty months.

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

In September 2018, we entered into a license agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 PKC inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. We renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to us a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose.

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

In March 2020, we entered into the Pfizer Agreement. Pursuant to the Pfizer Agreement, as amended in September 2020, April 2021, September 2021 and May 2023, Pfizer supplies us with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, we are the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to us. We have further expanded the scope of our relationship with Pfizer, entering into additional agreements to facilitate evaluation of darovasertib in combination with crizotinib in a potential registrations clinical trial in MUM and separately, in combination with crizotinib in other cMET-driven tumor indications.

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

In addition to an upfront fee of £100,000 and the one-time option exercise fee of £250,000, each of which have been paid, we have certain potential milestone-dependent financial obligations, including: (a) subject to completion of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, payments of up to £19.5 million per broad disease classification block – for example, in oncologic diseases, up to £13.0 million aggregate for a first achievement of such clinical and regulatory milestones and up to £6.5 million aggregate for a second achievement of such clinical and regulatory milestones; (b) subject to certain sales-based milestones based on net sales of licensed products. payments of up to £9 million per broad disease classification block – for example, in oncologic diseases, up to £6.0 million aggregate for a first achievement of such sales milestones and up to £3.0 million aggregate for a second achievement of such sales milestones; and (c) low single-digit tiered royalty payments based on aggregate worldwide net sales of al products, payable on a product-by-product and country-by-country basis until the later of the last-to-expire patent covering such product in such country and the ten year anniversary of the first commercial sale of such licensed product in such country. The royalty payments are subject to reductions for payment obligations in the event third-party licenses are required to develop or commercialize the product or if the product is not covered by certain patents.

In April 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the Phase 1/2 clinical trial in oncologic diseases. After the achievement of this milestone, we will be obligated to make future milestone payments to CRT aggregating up to £18.75 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. This includes an aggregate of up to £1.5 million and up to £2.25 million for the achievement of certain Phase 2 and Phase 3 development milestones, respectively, in each case as relating to first (e.g., a breast cancer) and second (e.g., ovarian cancer) tumor histologies.

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

In March 2024, we entered into the Merck CTCSA with Merck. We are planning to evaluate IDE161 in a combination study with KEYTRUDA® (pembrolizumab), Merck's anti-PD-1 therapy, in patients with MSI-high and MSS endometrial cancer. Pursuant to the Merck CTCSA, we are the sponsor of the combination study and we will provide the IDE161 compound and pay for the costs of the combination study. Merck will provide KEYTRUDA at no cost to us. We will jointly own clinical data from the combination and all inventions relating to the combined use of IDE161 and pembrolizumab. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent.

Adequate additional funding may not be available to us on acceptable terms or at all.

See the section of this Quarterly Report on Form 10-Q titled “Part I, Item 1A. – Risk Factors” for additional risks associated with our substantial capital requirements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(43,813)	$(27,842)
Investing activities	(353,971)	23,521
Financing activities	349,111	2,926
Net decrease in cash, cash equivalents and restricted cash	$(48,673)	$(1,395)

Cash Flows from Operating Activities

Net cash used in operating activities was $43.8 million for the three months ended March 31, 2024. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $39.6 million, adjusted for net non-cash charges of $1.1 million and changes in net operating assets and liabilities of $5.3 million. Our non-cash charges consisted of $6.3 million in stock-based compensation, $0.6 million in depreciation and $0.5 million of the amortization of right of use assets, partially offset by $6.3 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of $3.1 million in prepaid and other assets, $1.3 million accrued and other liabilities due to CRO fees in support of research and manufacturing activities, $0.5 million in lease liabilities, and $0.5 million in accounts payable.

Net cash used in operating activities was $27.8 million for the three months ended March 31, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $23.6 million, adjusted for net non-cash charges of $3.1 million and changes in net operating assets and liabilities of $7.3 million. Our non-cash charges consisted of $3.7 million in stock-based compensation, $0.6 million in depreciation and $0.4 million amortization of right-of-use assets, partially offset by $1.6 million accretion of discount on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $7.5 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $0.5 million in lease liabilities, $0.4 million in accrued liabilities, and $0.3 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement, partially offset by a decrease of $1.4 million in prepaid and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $354.0 million for the three months ended March 31, 2024, which consisted primarily of $475.8 million used to purchase marketable securities and $1.3 million used to purchase property and equipment, partially offset by $123.1 million provided by maturities of marketable securities.

Net cash provided by investing activities was $23.5 million for the three months ended March 31, 2023, which consisted of $95.9 million provided by maturities of marketable securities, partially offset by $72.3 million used to purchase marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $349.1 million for the three months ended March 31, 2024, which consisted primarily of $343.7 million of net proceeds from sales under our ATM facility and $5.5 million of proceeds from exercise of common stock options.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 20, 2024. For the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 20, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $941.4 million, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Item 1A. Risk Factors.

In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 20, 2024 (the “Annual Report”), which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/20/2024	4.3

4.4	Form of April 2023 Pre-funded Warrant	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant	8-K	10/27/2023	4.1

10.1†	Clinical Trial Collaboration and Supply Agreement by and between MSD International Business GmbH and IDEAYA Biosciences, Inc., dated as of March 8, 2024				X

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

					X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents .				X

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X

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

IDEAYA Biosciences, Inc.

Date: May 7, 2024	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Andres Ruiz Briseno
Andres Ruiz Briseno
Senior Vice President, Head of Finance and Investor Relations
(Principal Financial and Accounting Officer)