Form 10-Q/A
period 2024-03-31
IDEAYA Biosciences, Inc.
filed 2024-08-06
CIK 1676725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q/A

Amendment No. 1
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from

to

Commission File Number: 001-38915

IDEAYA Biosciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4268251
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7000 Shoreline Court, Suite 350 South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)
(650)
443-6209
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IDYA	Nasdaq Global Select Market
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act): Yes ☐ No ☒
As of August 2, 2024, the registrant had 84,481,494 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE
IDEAYA Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(this “Amendment”) to its Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2024, which was originally filed with the Securities and Exchange Commission on May 7, 2024 (the “Original Filing”), to revise Part II “Item 5. Other Information” of the Original Filing to add a Rule
10b5-1
trading arrangement entered into by Michael White, the Company’s Chief Scientific Officer, adopted on February 2, 2024, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under 18 U.S.C. 1350 as adopted pursuant to Section 9
0
6 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.
This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Original Filing, and does not modify, amend or update any other item or disclosures in the O
r
iginal Filing.

PART II. OTHER INFORMATION
Item 5. OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K,
except as follows:

Name and Title	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Michael White, Chief Scientific Officer	Adopt	February 2, 2024	X		114,000	February 26, 2025

*	Intended to satisfy the affirmative defense of Rule 10b5-1(c)
**	Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6.	EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q/A.

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	iXBRL (Inline Extensible Business Reporting Language) for the information under Part II, “Item 5, Other Information” of this Amendment No. 1 on Form 10-Q/A.

104	Cover Page Interactive Data File (embedded with the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEAYA Biosciences, Inc.

Date: August 6, 2024	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Andres Ruiz Briseno
Andres Ruiz Briseno
Senior Vice President, Head of Finance and Investor Relations
(Principal Financial and Accounting Officer)