Form 10-Q
period 2024-06-30
IDEAYA Biosciences, Inc.
filed 2024-08-06
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib Phase 2/3 clinical trials, IDE397 Phase 1/2 clinical trials, IDE161 Phase 1 clinical trial and the GSK101 (IDE705) clinical trial, as well as the potential clinical utility and tolerability of our product candidates;
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
•
the timing of and costs involved in obtaining and maintaining regulatory approval (or certification in certain foreign jurisdictions) for any current or future product candidates and companion diagnostics, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
our expectations regarding the potential market size and size of the potential patient populations for darovasertib, IDE397, IDE161, our other product candidates and any future product candidates, if approved for commercial use;
•
the timing and amount of any option exercised, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4) LIMITED (“GSK”);
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Supply and Collaboration Agreement with Gilead Sciences, Inc., our Clinical Trial Collaboration and Supply Agreement with MSD International Business GmbH, our Clinical

Trial Collaboration and Supply Agreements with Pfizer Inc., our Clinical Trial Collaboration and Supply Agreement with Amgen Inc., our License Agreement with Novartis and our Option and License Agreement with Cancer Research Technologies Ltd. and the University of Manchester;
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
•
our future financial performance; and
•
developments and projections relating to our competitors and our industry, including competing therapies and procedures, as well as the competitive position of our product candidates.

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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended June 30, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$183,049	$157,018
Short-term marketable securities	518,609	368,096
Accounts receivable	1	18
Prepaid expenses and other current assets	11,520	7,500
Total current assets	713,179	532,632
Restricted cash	911	757
Long-term marketable securities	251,071	107,492
Property and equipment, net	7,122	6,164
Right-of-use assets	1,305	2,246
Other non-current assets	75	25
Total assets	$973,663	$649,316
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,886	$6,598
Accrued liabilities	24,250	18,756
Operating lease liabilities, current	606	1,747
Total current liabilities	40,742	27,101
Long-term operating lease liabilities	1,263	1,125
Total liabilities	42,005	28,226
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 76,090,834 and 65,039,369 shares issued and outstanding as of June 30, 2024 and December 31, 2023	8	7
Additional paid-in capital	1,373,774	968,885
Accumulated other comprehensive (loss) income	(1,416)	562
Accumulated deficit	(440,708)	(348,364)
Total stockholders’ equity	931,658	621,090
Total liabilities and stockholders’ equity	$973,663	$649,316

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$3,544	$—	$11,424
Total revenue	—	3,544	—	11,424
Operating expenses
Research and development	54,533	29,178	97,338	57,037
General and administrative	10,394	7,075	18,606	13,375
Total operating expenses	64,927	36,253	115,944	70,412
Loss from operations	(64,927)	(32,709)	(115,944)	(58,988)
Other income
Interest income and other income, net	12,155	4,783	23,600	7,422
Net loss	$(52,772)	$(27,926)	$(92,344)	$(51,566)
Unrealized (losses) gains on marketable securities	(493)	226	(1,978)	1,692
Comprehensive loss	$(53,265)	$(27,700)	$(94,322)	$(49,874)
Net loss per common share, basic and diluted	$(0.68)	$(0.50)	$(1.21)	$(0.99)
Weighted-average common shares outstanding, basic and diluted	77,962,730	56,251,130	76,535,607	52,332,373

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2024	74,764,628	$7	$1,324,163	$(923)	$(387,936)	$935,311
Issuance of common stock related to at-the-market offering program, net of issuance costs	922,000	1	36,449	—	—	36,450
Issuance of common stock upon exercise of stock options	375,163	—	2,647	—	—	2,647
Employee stock purchase plan (ESPP) purchase	29,043	—	781	—	—	781
Stock-based compensation	—	—	9,734	—	—	9,734
Other comprehensive loss	—	—	—	(493)	—	(493)
Net loss	—	—	—	—	(52,772)	(52,772)
Balances as of June 30, 2024	76,090,834	$8	$1,373,774	$(1,416)	$(440,708)	$931,658

Balances as of March 31, 2023	48,390,394	$5	$594,253	$(1,405)	$(259,043)	$333,810
Issuance of common stock upon follow-on public offering, net of issuance costs	8,858,121	$1	$153,589	—	—	$153,590
Issuance of common stock related to at-the-market offering program, net of issuance costs	10,124	—	(78)	—	—	(78)
Issuance of pre-funded warrants to purchase common stock		—	35,132	—	—	35,132
Issuance of common stock upon exercise of stock options	139,535	—	1,487	—	—	1,487
Employee stock purchase plan (ESPP) purchase	42,154	—	637	—	—	637
Stock-based compensation	—	—	4,731	—	—	4,731
Other comprehensive income	—	—	—	226	—	226
Net loss	—	—	—	—	(27,926)	(27,926)
Balances as of June 30, 2023	57,440,328	$6	$789,751	$(1,179)	$(286,969)	$501,609

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	65,039,369	$7	$968,885	$562	$(348,364)	$621,090
Issuance of common stock related to at-the-market offering program, net of issuance costs	10,182,382	1	379,954	—	—	379,955
Issuance of common stock upon exercise of stock options	840,040	—	8,108	—	—	8,108
Employee stock purchase plan (ESPP) purchase	29,043	—	781	—	—	781
Stock-based compensation	—	—	16,046	—	—	16,046
Other comprehensive loss	—	—	—	(1,978)	—	(1,978)
Net loss	—	—	—	—	(92,344)	(92,344)
Balances as of June 30, 2024	76,090,834	$8	$1,373,774	$(1,416)	$(440,708)	$931,658

Balances as of December 31, 2022	48,193,179	$5	$587,724	$(2,871)	$(235,403)	$349,455
Issuance of common stock upon follow-on public offering, net of issuance costs	8,858,121	$1	$153,589	—	—	$153,590
Issuance of common stock related to at-the-market offering program, net of issuance costs	152,284	—	2,425	—	—	2,425
Issuance of pre-funded warrants to purchase common stock	—	—	35,132	—	—	35,132
Issuance of common stock upon exercise of stock options	194,590	—	1,854	—	—	1,854
Employee stock purchase plan (ESPP) purchase	42,154	—	637	—	—	637
Stock-based compensation	—	—	8,390	—	—	8,390
Other comprehensive income	—	—	—	1,692	—	1,692
Net loss	—	—	—	—	(51,566)	(51,566)
Balances as of June 30, 2023	57,440,328	$6	$789,751	$(1,179)	$(286,969)	$501,609

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(92,344)	$(51,566)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,238	1,207
Net amortization (accretion) of premiums (discounts) on marketable securities	(12,954)	(4,111)
Stock-based compensation	16,046	8,390
Amortization of right-of-use assets	941	751
Changes in assets and liabilities
Accounts receivable	17	51
Prepaid expenses and other assets	(3,504)	(2,508)
Accounts payable	9,243	1,589
Accrued and other liabilities	5,625	(3,260)
Contract liabilities	—	(10,935)
Lease liabilities	(1,003)	(910)
Net cash used in operating activities	(76,695)	(61,302)
Cash flows from investing activities
Purchases of property and equipment, net	(2,298)	(927)
Purchases of marketable securities	(640,544)	(292,543)
Maturities of marketable securities	357,428	195,610
Net cash used in investing activities	(285,414)	(97,860)
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	153,840
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	379,971	2,526
Proceeds from issuance of pre-funded warrants to purchase common stock, net of issuance costs	—	35,132
Proceeds from ESPP purchase	781	637
Proceeds from exercise of common stock options	7,542	1,854
Net cash provided by financing activities	388,294	193,989
Net increase in cash, cash equivalents and restricted cash	26,185	34,827
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	157,775	68,738
Cash, cash equivalents and restricted cash, at end of period	$183,960	$103,565

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$183,049	$102,843
Restricted cash	911	722
Cash, cash equivalents and restricted cash	$183,960	$103,565

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$26
Supplemental non-cash investing and financing activities:	—	—
Purchases of property and equipment in accounts payable and accrued liabilities	$45	$600
Unpaid offering costs	—	351
Unpaid at-the-market offering program costs	$16	$—

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

During the three months ended June 30, 2024, pursuant to the January 2024 Sales Agreement, the Company sold an aggregate of 922,000 shares of common stock through at-the-market offerings for aggregate net proceeds of $36.5 million, after deducting underwriting discounts and commissions and other offering expenses, at a weighted average sales price of approximately $40.40 per share. As of June 30, 2024, approximately $182.1 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $440.7 million as of June 30, 2024.

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

As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $952.7 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2024 and June 30, 2023 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and June 30, 2023 and cash flows for the six months ended June 30, 2024 and June 30, 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable securities. Substantially all the Company’s cash, cash equivalents and marketable securities are held by three financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits.

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

New Accounting Pronouncements, Not yet Adopted

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

As of June 30, 2024, financial assets measured and recognized at fair value are as follows (in thousands):

		June 30, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$505,634	$58	$(813)	$504,879
Corporate bonds	Level 2	162,797	10	(583)	162,224
Commercial paper(1)	Level 2	213,224	—	(87)	213,137
Marketable securities		881,655	68	(1,483)	880,240
Money market funds(2)	Level 1	63,890	—	—	63,890
Total fair value of assets		$945,545	$68	$(1,483)	$944,130

(1)
$110.6 million was included in cash and cash equivalents on the condensed balance sheets due to securities with purchase dates within 90 days of maturity dates.
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

As of June 30, 2024 and December 31, 2023, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of June 30, 2024 and December 31, 2023.

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of June 30, 2024 and December 31, 2023, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at June 30, 2024 and December 31, 2023.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(In Years)	2024	2023
Laboratory equipment	5	$11,624	$11,455
Computer equipment	3	261	261
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	4,476	3,321
Furniture and fixtures	5	1,317	507
Total property and equipment		17,909	15,775
Less: Accumulated depreciation and amortization		(10,787)	(9,611)
Property and equipment, net		$7,122	$6,164

Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development expenses	$17,372	$10,676
Accrued salaries and benefits	5,407	6,974
Legal and professional fees	1,454	959
Other	17	147
Accrued liabilities	$24,250	$18,756

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

In June 2023, the Company entered into a lease agreement for approximately 44,000 square feet of space at 5000 Shoreline Court, South San Francisco, California. The lease term is expected to commence in the third quarter of 2024 and the lease term is one hundred twenty months. The Company has an option to extend the lease term for a total of two consecutive five-year periods. In May 2024, the Company amended its 5000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 11,321 rentable square feet of additional space. The lease term has not yet commenced as of June 30, 2024.

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of June 30, 2024	Operating Leases
2024	$801
2025	386
2026	398
2027	410
2028	106
Total future minimum lease payments	2,101
Less: imputed interest	(232)
Total operating lease liabilities	$1,869

The following table summarizes other information about the Company's operating leases:

	As of
	June 30, 2024	December 31, 2023
Remaining Lease Term	2.6	2.4
Discount Rate	8.6%	8.0%

Operating lease costs were $0.5 million and $1.0 million for the three and six months ended June 30, 2024 and $0.4 million and $0.8 million for the three and six months ended June 30, 2023.

Variable lease costs were $0.4 million and $0.8 million for the three and six months ended June 30, 2024 and $0.4 million and $0.7 million for the three and six months ended June 30, 2023. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company's share of total square footage.

During the six months ended June 30, 2024 and June 30, 2023, cash paid for amounts included in the measurement of lease liabilities was $1.1 million and $1.0 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2024.

7. Income Taxes

For the three and six months ended June 30, 2024 and June 30, 2023, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The Company is under audit in California for tax years 2020-2021.

8. Common Stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, no dividends have been declared to date.

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

As of June 30, 2024, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	Number of Shares subject to Outstanding Warrants
April 27, 2023	None	$.0001	2,020,270
October 27, 2023	None	$.0001	319,150

The warrants are classified as a component of Stockholders’ Equity within Additional Paid-in-Capital. The warrants are classified as equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, are indexed to the Company’s common stock and meet the equity classification criteria. The warrants will not expire until they are fully exercised. As of June 30, 2024, no shares underlying the warrants had been exercised.

The Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2024	2023
Outstanding options under the 2015, 2019 and 2023 Plans	7,834,639	6,269,975
Shares available for grant under the 2019 Plan	1,507,092	964,622
Shares available for grant under the 2023 Inducement Plan	1,178,700	524,300
Shares available under the Employee Stock Purchase Plan	1,939,324	1,317,974
Pre-funded warrants issued and outstanding	2,339,420	2,339,420
Total	14,799,175	11,416,291

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

On June 25, 2024, the Company amended the 2023 Employment Inducement Award Plan, increasing the number of shares available for issuance by 1,000,000.

As of June 30, 2024, the number of shares available for issuance under the 2023 Inducement Plan was 1,178,700.

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

As of June 30, 2024, the number of shares available for issuance under the 2019 Plan was 1,507,092.

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

As of June 30, 2024, the number of shares available for issuance under the ESPP was 1,939,324. For the six months ended June 30, 2024 and June 30, 2023, the Company recorded $0.3 million of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$5,900	$2,705	$9,683	$4,792
General and administrative	3,834	2,026	6,363	3,598
Total stock-based compensation expense	$9,734	$4,731	$16,046	$8,390

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2024	6,269,975	$15.53	7.82	$128.49
Options granted	2,602,838	$44.41
Options exercised	(840,040)	$9.65
Options canceled	(198,134)	$22.59
Balance, June 30, 2024	7,834,639	$25.60	7.91	$96.02
Exercisable as of June 30, 2024	2,884,505	$15.12	6.65	$56.35
Vested and expected to vest as of June 30, 2024	7,834,639	$25.60	7.91	$96.02

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 and June 30, 2023 was $31.85 and $13.34 per share, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2024 and June 30, 2023 was $27.0 million and $1.9 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of June 30, 2024 and December 31, 2023, total unrecognized stock-based compensation expense for stock options was $105.2 million and $41.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.82 years and 2.59 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term	5.5 years - 6.1 years	6.1 years	5.5 years - 6.1 years	6.1 years
Expected volatility	78.8% - 79.8%	85.2% - 86.4%	78.8% - 81.3%	85.2%-86.9%
Risk-free interest rate	4.3% - 4.7%	3.6% - 4.1%	4.0% - 4.7%	3.6%-4.1%
Dividend yield	0%	0%	0%	0%

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

10. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, the Company entered into the Collaboration, Option and License Agreement (the “GSK Collaboration Agreement”), with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4) LIMITED (“GSK”), pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase. On July 27, 2020, ("the Effective Date"), the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, or HSR Clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of June 30, 2024, GSK has made aggregate payments in the amount of $13.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

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

The Company has the potential to earn up to an additional $17 million aggregate milestone payments through early Phase 1 clinical studies, including $7.0 million upon IND clearance. The Company is also eligible to receive additional future aggregate total development milestones of up to $465.0 million.

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

In May 2023, the Company continued its relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide us with an additional defined quantity of crizotinib at no cost.

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

Cancer Research UK and University of Manchester Exclusive Option and License Agreement

In January 2022, the Company exercised its option for an exclusive worldwide license covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (“CRT”) and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000. The Company will be obligated to make payments to CRT aggregating up to a total of £19.5 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. The Company will also pay low single-digit tiered royalties, and potentially also sales-based milestones, to CRT based on net sales of licensed products. In addition, in the event the Company sublicenses the intellectual property, it will also be obligated to pay CRT a specified percentage of any sublicense revenue.

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

Gilead Clinical Study Collaboration and Supply Agreement

In November 2023, the Company entered into a clinical study collaboration and supply agreement with Gilead Sciences, Inc., or the Gilead CSCSA, to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion urothelial cancer, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, the Company will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. The Company will bear all internal and external costs and expenses associated with the conduct of the combination study. The Company and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. The Company and Gilead each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent.

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

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 10, Significant Agreements).

Disaggregation of Revenue

The Company recognized no revenue for the three months ended June 30, 2024 and $3.5 million for the three months ended June 30, 2023. The $3.5 million revenue for the quarter ended June 30, 2023 primarily related to the WRN program.

The Company recognized no revenue for the six months ended June 30, 2024 and $11.4 million for the six months ended June 30, 2023, consisting of $11.0 million, $0.2 million and $0.2 million related to the WRN, Pol Theta and MAT2A programs, respectively.

The Company completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Contract Balances

As of June 30, 2024 and December 31, 2023, the Company had no accounts receivable and no contract liabilities related to the GSK Collaboration Agreement.

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

Since December 31, 2023, there have been no remaining performance obligations related to the WRN, Pol Theta and MAT2A programs.

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(52,772)	$(27,926)	$(92,344)	$(51,566)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	77,962,730	56,251,130	76,535,607	52,332,373
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.50)	$(1.21)	$(0.99)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company's common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and six months ended June 30, 2024.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2024	2023
Options to purchase common stock	7,834,639	7,138,527
Total	7,834,639	7,138,527

13. Subsequent Events

On July 11, 2024, the Company completed an underwritten public follow-on offering. The offering consisted of 8,355,714 shares of common stock at an offering price to the public of $35.00 per share, including 1,127,142 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 285,715 shares of common stock at a public offering price of $34.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $302.4 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $283.8 million, after deducting underwriting discounts and commissions and other offering expenses.

On July 30, 2024, the Company entered into an option and license agreement for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program with Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (“Biocytogen”). The agreement grants IDEAYA an option for an exclusive worldwide license from Biocytogen for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program (the “Option”). Under the terms of the agreement, IDEAYA will pay Biocytogen an upfront fee and, upon IDEAYA’s potential exercise of the Option, an exercise fee totaling up to $6.5 million. The Option is exercisable by the Company within a specified time period after the Company obtains all data and results from certain non-GLP toxicology studies specified in the Agreement, which the Company will conduct at its own cost. Subject to the Company’s exercise of the Option, Biocytogen will be eligible to receive an option exercise fee, development and regulatory milestone payments and commercial milestone payments, as well as low to mid single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million.

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

Our clinical pipeline includes four potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE161 (PARG) and GSK101 (Pol Theta Helicase). We own or control all commercial rights of the three most-advanced of these product candidates: darovasertib, IDE397, and IDE161. We are also advancing our Werner Helicase program for which a development candidate has been selected in collaboration with GlaxoSmithKline, or GSK and, subject to investigational new drug-, or IND-, enabling studies, are targeting an IND in 2024. In July 2024, we entered into an Option and License Agreement with Biocytogen Pharmaceuticals (Beijing) Co., Ltd., or Biocytogen, pursuant to which Biocytogen granted to us an option for an exclusive worldwide license to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topo-I-payload bispecific antibody drug conjugate program. We also have multiple earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

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

We have achieved triple-digit patient enrollment and have opened multiple clinical sites, including international sites, in our potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002. The purpose of the clinical trial is to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having metastatic uveal melanoma, or MUM, with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of a second Clinical Trial Collaboration and Supply Agreement, or Second Pfizer agreement, with Pfizer.

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

We separately initiated and have achieved double-digit patient enrollment in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM, with ongoing enrollment and multiple clinical sites open. We have scheduled a Type C meeting with the U.S. Food and Drug Administration, or FDA, to discuss a potential registrational trial in the neoadjuvant UM setting in the third quarter of 2024 and are targeting a clinical efficacy update in over 30 patients in the second half of 2024.

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

In June 2024, we announced interim clinical data from the ongoing investigator-sponsored Phase 2 trial of darovasertib as neoadjuvant/adjuvant treatment in UM, which was included in an oral presentation at the American Society of Clinical Oncology, or ASCO, 2024 Annual Meeting, and preliminary clinical data from our Phase 2 trial of darovasertib for neoadjuvant UM.

ASCO Clinical Data from Investigator-Sponsored Phase 2 Trial

In our ongoing investigator-sponsored Phase 2 trial of darovasertib as neoadjuvant/adjuvant treatment in UM, 15 patients planned for enucleation with localized UM were treated twice daily with a 300 mg dose of darovasertib in the Phase 2 investigator-sponsored clinical trial as of May 14, 2024. An initial safety cohort of three patients was treated for one month, and the remaining 12 patients were treated in an expansion cohort for up to six months with darovasertib as neoadjuvant treatment prior to their primary intervention (enucleation, plaque brachytherapy or external beam radiotherapy, or EBRT) across three Australian centers. As of May 14, 2024, 13 patients had completed neoadjuvant darovasertib treatment, 11 patients received adjuvant darovasertib treatment after primary treatment of UM, with five patients completing the planned six months of therapy. As of May 14, 2024, 75% (nine out of 12 enucleation patients) had confirmed preservation of the eye, by conversion from planned enucleation to plaque brachytherapy or EBRT, and approximately 67% (eight out of 12 enucleation patients) observed greater than 30% tumor shrinkage (maximum tumor volume change) after six months. Median tumor shrinkage (maximum tumor volume change) in the 12 enucleation patients was approximately 47% after six months. The darovasertib monotherapy neoadjuvant treatment had a manageable adverse event, or AE, profile with no drug-related serious adverse events, or SAEs, observed in the investigator-sponsored Phase 2 trial. Drug-related AEs in the trial were predominantly Grade 1 or Grade 2 and 20% of patients reported at least one drug-related Grade 3 AE.

Company-Sponsored Phase 2 Trial

As of July 31, 2024, our Phase 2 company-sponsored darovasertib neoadjuvant UM trial has activated 20 sites globally and enrolled over 50 patients. As of May 24, 2024, eight patients (six enucleation and two plaque eligible) had received darovasertib neoadjuvant treatment for four months or more and observed median tumor shrinkage (maximum change in tumor height, base and volume) of approximately 40% in tumor height, 25% in tumor base and 72% in tumor volume and the majority of the six enucleation patients had reported preservation of the eye, by conversion from planned enucleation to plaque brachytherapy or EBRT. In the eight patients that had been treated with neoadjuvant darovasertib for four months or more as of May 24, 2024, darovasertib had a manageable AE profile with no drug-related SAEs observed in the company-sponsored Phase 2 trial. Drug-related AEs were predominantly Grade 1 or Grade 2 and approximately 13% of patients reported at least one drug-related Grade 3 AE.

We are pursuing a clinical strategy for darovasertib to broadly address uveal melanoma, alternatively referred to as ocular melanoma, in both primary and metastatic settings. Greater than 90% of uveal melanoma patients have tumors harboring GNAQ or GNA11 mutations. There are no FDA-approved systemic therapies for primary UM, as either neoadjuvant or adjuvant therapies. There are likewise no FDA-approved therapies for patients having MUM with HLA-A*02:01 negative, or HLA-A2(-), serotype. These primary UM patients and HLA-A2(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients. We have a separate, independent clinical strategy to address HLA-A*02:01 positive, or HLA-A2(+), MUM patients.

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

We have scheduled a Type C meeting with the FDA to discuss a potential registrational trial in the neoadjuvant UM setting in the third quarter of 2024 and are targeting a clinical efficacy update in over 30 patients in the second half of 2024.

An amendment to the study protocol was submitted to the FDA in July 2024 to enable dosing of darovasertib as neoadjuvant and adjuvant therapy up to 12 months each. As part of this amendment the number of patients in the study was increased from 82 to 122 patients and the part 2 of the study will, once the amendment is effective, consist of adjuvant treatment with darovasertib in combination with crizotinib for patients with disease characteristics suggesting high or intermediate risk of metastasis.

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

Darovasertib – Expansion Opportunity in GNAQ/11 Melanomas

We have initiated a Phase 2 expansion arm in our IDE196-001 clinical trial evaluating the darovasertib and crizotinib combination in GNAQ/11 melanomas, including metastatic cutaneous melanoma, based on observed preliminary clinical efficacy. There are currently no FDA-approved therapies in this indication in this genetically-defined patient population.

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

We are enrolling patients into a Phase 1/2 clinical trial designated as IDE397-001 to evaluate IDE397 for patients having certain tumors with MTAP gene deletion. We are proceeding with enrollment of MTAP-deletion patients into a monotherapy Phase 1/2 expansion cohort with an initial focus on high priority solid tumor types, including squamous non-small cell lung cancer, or NSCLC, and urothelial cancers. We have selected a move-forward Phase 1/2 expansion dose for IDE397 monotherapy in MTAP-deletion squamous NSCLC and urothelial cancer, based on adverse event profile and preliminary clinical efficacy observed, including multiple partial responses by RECIST 1.1. The estimated U.S. MTAP-deletion annual incidence in squamous NSCLC and urothelial cancer is approximately 48,000 patients.

Company-Sponsored Phase 1/2 Monotherapy Expansion in MTAP-Deletion Urothelial and Lung Cancer

In July 2024, we announced clinical data for the IDE397 Phase 1/2 monotherapy expansion dose demonstrating preliminary clinical efficacy in heavily pre-treated MTAP-deletion urothelial cancer and squamous NSCLC patients. The patients evaluated had a median of two prior lines of therapy, ranging from one to nine prior lines of treatment. The reported Phase 1/2 clinical data were based on 18 evaluable MTAP-deletion patients, including seven urothelial cancer patients, four adenocarcinoma squamous NSCLC patients, and seven squamous NSCLC patients at the expansion dose of 30 mg once-a-day, or QD, of IDE397. In the interim update for 18 evaluable patients, with a data analysis cutoff date of June 21, 2024, we reported an overall response rate of approximately 39% (one complete response and six partial responses by RECIST 1.1 evaluation), which includes two unconfirmed partial responses (one urothelial cancer patient that had a 100% tumor reduction in the target lesion at the last CT-scan assessment that has now been confirmed and one adenocarcinoma squamous NSCLC patient that is awaiting confirmation as of July 31, 2024). We also observed a disease control rate of 94%, including one complete response, six partial responses and ten stable disease by RECIST 1.1 evaluation. In addition, we observed tumor shrinkage in 14 of the 18 evaluable patients. 11 of the evaluable patients are still on treatment and five of the seven responses by RECIST 1.1 evaluation remain in response. We also reported a ctDNA molecular response, or MR, rate of 81%, representing 13 of 16 reportable patients with 50% or greater ctDNA reduction (several quality control failures of patient samples precluded the other patients from MR analysis).

Regarding safety data, we also reported a favorable AE profile at the 30 mg QD expansion dose. Approximately 5.6% of patients experienced a Grade 3 or higher drug-related AE at the 30 mg QD dose, represented by one instance of Grade 3 asthenia, and no drug-related SAEs were observed. We observed no drug-related AEs leading to discontinuations, and one non-evaluable patient discontinued due to rapid clinical progression of cancer fatigue and drug-unrelated adverse events in the first cycle of treatment. We anticipate that the favorable AE profile and dosing convenience of a 30 mg QD tablet has the potential to enable long-term dosing and combination development.

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

In August 2023, Amgen initiated and dosed a first patient in the IDE397 /AMG 193 combination study, following FDA authorization to proceed with the clinical trial. This Phase 1/2 clinical trial (NCT: 05975073) will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with AMG 193, with an initial focus for expansion in NSCLC patients and an estimated enrollment of approximately 180 patients. Enrollment is ongoing in the dose escalation portion of this Phase 1/2 clinical trial. We are targeting the development of a joint publication strategy in 2024. Separately, in consultation with Amgen, we have now financially budgeted to support our obligations for target IDE397 / AMG 193 clinical combination expansion in NSCLC.

We are separately collaborating with Gilead to clinically evaluate IDE397 in combination with sacituzumab-govitecan-hziy, or Trodelvy, Gilead’s Trop-2 directed anti-body conjugate, or ADC, in patients having MTAP- deletion urothelial cancer, in our Phase 1 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or Gilead CSCSA, with Gilead Sciences, Inc., or Gilead. A first patient was dosed for the Phase 1 trial in June 2024 and enrollment is ongoing.

We are also advancing multiple preclinical stage MTAP-deletion programs to enable wholly-owned combinations with IDE397, including a program targeting a development candidate nomination in the second half of 2024. We own all rights, title, and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

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

In March 2024, we entered into the Merck CTCSA with MSD International Business GmbH, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA. We are planning to evaluate IDE161 in a combination study with KEYTRUDA in patients with high microsatellite instability, or MSI, and microsatellite stable, or MSS, endometrial cancer. We are targeting a first-patient dosing for this study in the second half of 2024.

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

A Werner Helicase Inhibitor development candidate, or DC, has been selected in collaboration with GSK. We, in collaboration with GSK, have completed the IND-enabling GLP toxicology studies and we are targeting an IND submission in the second half of 2024 to enable first-in-human clinical evaluation of Werner Helicase Inhibitor DC for patients having tumors with high MSI. Subject to IND submission and clearance, GSK will lead clinical development for the Werner Helicase program. GSK is responsible for 80% of global research and development costs and we are responsible for 20% of such costs. GSK holds a global, exclusive license to develop and commercialize the Werner Helicase Inhibitor DC.

In October 2023, we achieved and earned a $3.0 million milestone in connection with IND-enabling studies. We have the potential to earn up to an additional $17 million aggregate milestone payments through early Phase 1 clinical studies, including $7.0 million upon IND clearance. We are also eligible to receive additional future aggregate total development milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

B7H3/PTK7 topo-I-payload bispecific antibody drug conjugate (BsADC) program with Biocytogen

In July 2024, we entered into an option and license agreement with Biocytogen, pursuant to which Biocytogen granted us an option for an exclusive worldwide license from Biocytogen for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program, or the Option. B7H3/PTK7 has been found to be co-expressed in multiple solid tumor types, including double-digit percent prevalence in lung, colorectal, and head and neck cancers, among others. Based on preclinical data, the potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program has the potential to be developed as a monotherapy agent and used in combination with multiple programs in our pipeline targeting DDR-based therapies, including our PARG inhibitor IDE161. A development candidate nomination for the B7H3/PTK7 topoisomerase-I-inhibitor payload BsADC program is targeted for the second half of 2024.

Under the terms of the agreement, we will pay Biocytogen an upfront fee and, upon our potential exercise of the Option, an exercise fee totaling up to $6.5 million. We may exercise the Option within a specified time period after we obtain all data and results from certain non-GLP toxicology studies specified in the Agreement, which we will conduct at our own cost.

Subject to our exercise of the Option, Biocytogen will be eligible to receive an option exercise fee, development and regulatory milestone payments and commercial milestone payments, as well as low to mid single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million. Our royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

Next-Generation Precision Medicine Pipeline Programs

We have initiated early preclinical research programs focused on pharmacological inhibition of several new targets, or NTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures. We believe these research programs have the potential for discovery and development of first-in-class or unique-in-class or best-in-class therapeutics. We are targeting development candidate nominations in the second half of 2024 for multiple NTs, including a development candidate to treat MTAP-deletion solid tumors to enable a potential wholly-owned clinical combination with IDE397, and separately a potential first-in-class program in the KAT6 pathway. Collectively, we believe these efforts will further advance our multi-pronged clinical and business strategy. We own or control all commercial rights in our next-generation NT programs.

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

Small and Medium Enterprise Status from the European Medicines Agency

In June 2024, we were granted Small and Medium Enterprise (SME) status by the European Medicines Agency (EMA). This enables us to have access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures across all our programs.

Prospectus Supplement - At-the-Market Facility

On January 19, 2024, we entered into a new Open Market Sales Agreement, or January 2024 Sales Agreement, with Jefferies, or Jefferies, relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of common stock, par value $0.0001 per share, or common stock, having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the three months ended June 30, 2024, pursuant to the January 2024 Sales Agreement, we sold an aggregate of 922,000 shares of common stock through at-the-market offerings for aggregate net proceeds of $36.5 million, after deducting underwriting discounts and commissions and other offering expenses, at a weighted average sales price of approximately $40.40 per share. As of June 30, 2024, approximately $182.1 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $952.7 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

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

Our net losses were $92.3 million and $51.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $440.7 million.

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

As of June 30, 2024, we had cash, cash equivalents, and short-term and long-term marketable securities of $952.7 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed August 6, 2024.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. As of June 30, 2024, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of June 30, 2024 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition will be contingent on additional milestone earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

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

	Three Months Ended
	June 30, 2024	March 31, 2024
External clinical development expenses (1):
Darovasertib	$14,895	$10,869
IDE397 (2)	4,064	2,926
IDE161	2,059	2,695
Personnel related and stock-based compensation	14,534	12,254
Other research and development expenses	18,981	14,061
Total research and development expenses	$54,533	$42,805

	Six Months Ended
	June 30, 2024	June 30, 2023
External clinical development expenses (1):
Darovasertib	$25,764	$9,814
IDE397 (2)	6,991	6,718
IDE161	4,754	2,579
Personnel related and stock-based compensation	26,789	18,514
Other research and development expenses	33,040	19,412
Total research and development expenses	$97,338	$57,037

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended June 30, 2024 compared to the three months ended March 31, 2024 and six months ended June 30, 2024 compared to the six months ended June 30, 2023 is presented below.

Comparison of Three Months Ended June 30, 2024 and March 31, 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2024	March 31, 2024	Change	% Change
Revenue:
Collaboration revenue	$—	$—	$—	—
Operating expenses:
Research and development	54,533	42,805	11,728	27%
General and administrative	10,394	8,212	2,182	27%
Loss from operations	(64,927)	(51,017)	(13,910)	27%
Interest income and other income, net	12,155	11,445	710	6%
Net loss	$(52,772)	$(39,572)	$(13,200)	33%

Collaboration Revenue

There was no collaboration revenue recognized for the three months ended June 30, 2024 and for the three months ended March 31, 2024. We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Research and Development Expenses

Research and development expenses increased by $11.7 million, or 27%, during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 due to an increase of $8.2 million primarily driven by fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, increase in $2.3 million in personnel-related expenses, including stock-based compensation and salaries and benefits to support our growth, and an increase in $1.2 million in costs for laboratory supplies, facilities and software to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 27%, during the three months ended June 30, 2024 compared to the three months ended March 31, 2024. The increase in general and administrative expenses was primarily due to increases of $1.2 million in stock-based compensation to support our growth, and $1.0 million in fees paid to consultants.

Interest Income and Other Income (Expense), Net

Interest income increased by $0.7 million, or 6%, during the three months ended June 30, 2024 compared to the three months ended March 31, 2024, primarily due to higher investment balances and interest rates.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Revenue:
Collaboration revenue	$—	$11,424	$(11,424)	(100%)
Operating expenses:
Research and development	97,338	57,037	40,301	71%
General and administrative	18,606	13,375	5,231	39%
Loss from operations	(115,944)	(58,988)	(56,956)	97%
Interest income and other income, net	23,600	7,422	16,178	218%
Net loss	$(92,344)	$(51,566)	$(40,778)	79%

Collaboration Revenue

There was no collaboration revenue recognized for the six months ended June 30, 2024 compared to $11.4 million for the six months ended June 30, 2023. We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Research and Development Expenses

Research and development expenses increased by $40.3 million, or 71%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in research and development expenses was primarily due to increases of $29.6 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, increases of $8.3 million in personnel-related expenses, including stock-based compensation and salaries and benefits to support our growth, and increases in $2.4 million in costs for laboratory supplies, facilities, and software to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $5.2 million, or 39%, during the six months ended June 30, 2024 compared to six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to increases of $1.8 million of consulting and legal services and increases in $3.4 million of personnel-related expenses, including stock-based compensation and salaries and benefits to support our growth.

Interest Income and Other Income (Expense), Net

Interest income increased by $16.2 million, or 218%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to higher investment balances and interest rates.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $952.7 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2024 and six months ended June 30, 2023, we had net losses of $92.3 million and $51.6 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2024, we had an accumulated deficit of $440.7 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

We lease our laboratory and office facilities in 7000 Shoreline Court, South San Francisco, California under an operating lease with an expiration date in September 2024. In May 2018, we amended our 7000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 7,340 rentable square feet of additional space. In September 2019, we further amended our 7000 Shoreline Court facility lease agreement to expand the size of the premises by adding 5,588 rentable square feet of additional space. In April 2024, we again amended our 7000 Shoreline Court facility lease agreement to extend the expiration date from July 2024 to September 2024. As a result, we expect to make the total lease payments of $0.9 million through September 2024.

In June 2023, we entered into a lease agreement for 43,966 square feet of space at 5000 Shoreline Court, South San Francisco, California. The lease term is expected to commence in the third quarter of 2024 and the lease term is one hundred twenty months. In May 2024, we amended our 5000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 11,321 rentable square feet of additional space.

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

In November 2023, we entered into the Gilead CSCSA with Gilead to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion urothelial cancer, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, we will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. We and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. We and Gilead each retain commercial rights to our respective compounds, including with respect to use as a monotherapy agent or combination agent.

In March 2024, we entered into the Merck CTCSA with Merck. We are planning to evaluate IDE161 in a combination study with KEYTRUDA, in patients with MSI-high and MSS endometrial cancer. Pursuant to the Merck CTCSA, we are the sponsor of the combination study and we will provide the IDE161 compound and pay for the costs of the combination study. Merck will provide KEYTRUDA at no cost to us. We will jointly own clinical data from the combination and all inventions relating to the combined use of IDE161 and KEYTRUDA. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent.

KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA.

In July 2024, we entered into an option and license agreement with Biocytogen, pursuant to which Biocytogen granted us an option for an exclusive worldwide license for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program. Under the terms of the agreement, we will pay Biocytogen an upfront fee and, upon IDEAYA’s potential exercise of the Option, an exercise fee totaling up to $6.5 million. We may exercise the Option within a specified time period after we obtain all data and results from certain non-GLP toxicology studies specified in the Agreement, which we will conduct at our own cost. Subject to our exercise of the Option, Biocytogen will be eligible to receive an option exercise fee, development and regulatory milestone payments and commercial milestone payments, as well as low to mid single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(76,695)	$(61,302)
Investing activities	(285,414)	(97,860)
Financing activities	388,294	193,989
Net increase in cash, cash equivalents and restricted cash	$26,185	$34,827

Cash Flows from Operating Activities

Net cash used in operating activities was $76.7 million for the six months ended June 30, 2024. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $92.3 million, adjusted for net non-cash charges of $5.3 million and changes in net operating assets and liabilities of $10.4 million. Our non-cash charges consisted of $16.0 million in stock-based compensation, $1.2 million in depreciation and $0.9 million of the amortization of right of use assets, partially offset by $13.0 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily due to cash inflows from $9.2 million in accounts payable and $5.6 million accrued and other liabilities due to CRO fees in support of research and manufacturing activities, partially offset by outflows from $3.5 million in prepaid and other assets and $1.0 million in lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $285.4 million for the six months ended June 30, 2024, which consisted primarily of $640.5 million used to purchase marketable securities and $2.3 million used to purchase property and equipment, partially offset by $357.4 million provided by maturities of marketable securities.

Net cash used in investing activities was $97.9 million for the six months ended June 30, 2023, which consisted of $292.5 million used to purchase marketable securities and $0.9 million used to purchase property and equipment, partially offset by $195.6 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $388.3 million for the six months ended June 30, 2024, which consisted primarily of $380.0 million of net proceeds from at-the-market offerings and $7.5 million of proceeds from exercise of common stock options and $0.8 million of proceeds from ESPP purchase.

Net cash provided by financing activities was $194.0 million for the six months ended June 30, 2023, which consisted primarily of $153.8 million of proceeds from issuance of common stock upon public offering, $35.1 million of proceeds from issuance of pre-funded warrants, $2.5 million of net proceeds from at-the-market offerings and $1.9 million of net proceeds from exercise of common stock options and $0.6 million of proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 20, 2024. For the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 20, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $952.7 million, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant.

While we are seeing, and expect to continue to see, record inflation due to geopolitical and macroeconomic events, such as the ongoing Ukraine-Russia conflict and related sanctions, the Israel-Hamas conflict, and the banking sector volatility, we do not believe that inflation, or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Not applicable.

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/20/2024	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

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

					X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded with the Inline XBRL document).				X

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