Form 10-Q
period 2024-09-30
IDEAYA Biosciences, Inc.
filed 2024-11-04
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38915

IDEAYA Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4268251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Shoreline Court, Suite 300 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 443-6209

(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IDYA	Nasdaq Global Select Market

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

As of November 1, 2024, the registrant had 86,431,799 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Supply and Collaboration Agreement with Gilead Sciences, Inc., our Clinical Trial Collaboration and Supply Agreement with MSD International Business GmbH, our Clinical

Trial Collaboration and Supply Agreements with Pfizer Inc., our Clinical Trial Collaboration and Supply Agreement with Amgen Inc., our License Agreement with Novartis, our Option and License Agreement with Cancer Research Technologies Ltd. and the University of Manchester and our Option and License Agreement with Biocytogen Pharmaceuticals (Beijing) Co., Ltd;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended September 30, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$400,283	$157,018
Short-term marketable securities	519,746	368,096
Accounts receivable	20	18
Prepaid expenses and other current assets	12,165	7,500
Total current assets	932,214	532,632
Restricted cash	911	757
Long-term marketable securities	280,128	107,492
Property and equipment, net	8,235	6,164
Right-of-use assets	18,385	2,246
Other non-current assets	—	25
Total assets	$1,239,873	$649,316
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,567	$6,598
Accrued liabilities	28,092	18,756
Operating lease liabilities, current	—	1,747
Total current liabilities	40,659	27,101
Long-term operating lease liabilities	18,796	1,125
Total liabilities	59,455	28,226
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 86,357,856 and 65,039,369 shares issued and outstanding as of September 30, 2024 and December 31, 2023	9	7
Additional paid-in capital	1,669,102	968,885
Accumulated other comprehensive income	3,836	562
Accumulated deficit	(492,529)	(348,364)
Total stockholders’ equity	1,180,418	621,090
Total liabilities and stockholders’ equity	$1,239,873	$649,316

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$8,038	$—	$19,463
Total revenue	—	8,038	—	19,463
Operating expenses
Research and development	57,152	33,701	154,490	90,738
General and administrative	9,741	7,863	28,347	21,237
Total operating expenses	66,893	41,564	182,837	111,975
Loss from operations	(66,893)	(33,526)	(182,837)	(92,512)
Other income
Interest income and other income, net	15,072	6,086	38,672	13,506
Net loss	$(51,821)	$(27,440)	$(144,165)	$(79,006)
Unrealized gains on marketable securities	5,252	429	3,274	2,121
Comprehensive loss	$(46,569)	$(27,011)	$(140,891)	$(76,885)
Net loss per common share, basic and diluted	$(0.60)	$(0.46)	$(1.81)	$(1.44)
Weighted-average common shares outstanding, basic and diluted	86,188,510	59,999,449	79,776,728	54,916,150

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of June 30, 2024	76,090,834	$8	$1,373,774	$(1,416)	$(440,708)	$931,658
Issuance of common stock upon follow-on public offering, net of issuance costs	8,355,714	1	274,355	—	—	274,356
Issuance of pre-funded warrants to purchase common stock	—	—	9,400	—	—	9,400
Exercise of pre-funded warrants	1,749,993	—	—	—	—	—
Issuance costs related to at-the-market offering program	—	—	(27)	—	—	(27)
Issuance of common stock upon exercise of stock options	161,315	—	2,385	—	—	2,385
Stock-based compensation	—	—	9,215	—	—	9,215
Other comprehensive income	—	—	—	5,252	—	5,252
Net loss	—	—	—	—	(51,821)	(51,821)
Balances as of September 30, 2024	86,357,856	$9	$1,669,102	$3,836	$(492,529)	$1,180,418

Balances as of June 30, 2023	57,440,328	$6	$789,751	$(1,179)	$(286,969)	$501,609
Issuance of common stock related to at-the-market offering program, net of issuance costs	1,036,421	—	26,294	—	—	26,294
Issuance of common stock upon exercise of stock options	149,688	—	1,856	—	—	1,856
Stock-based compensation	—	—	5,301	—	—	5,301
Other comprehensive income	—	—	—	429	—	429
Net loss	—	—	—	—	(27,440)	(27,440)
Balances as of September 30, 2023	58,626,437	$6	$823,202	$(750)	$(314,409)	$508,049

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	65,039,369	$7	$968,885	$562	$(348,364)	$621,090
Issuance of common stock upon follow-on public offering, net of issuance costs	8,355,714	1	274,355	—	—	274,356
Issuance of pre-funded warrants to purchase common stock	—	—	9,400	—	—	9,400
Exercise of pre-funded warrants	1,749,993	—	—	—	—	—
Issuance of common stock related to at-the-market offering program, net of issuance costs	10,182,382	1	379,927	—	—	379,928
Issuance of common stock upon exercise of stock options	1,001,355	—	10,493	—	—	10,493
Employee stock purchase plan (ESPP) purchase	29,043	—	781	—	—	781
Stock-based compensation	—	—	25,261	—	—	25,261
Other comprehensive income	—	—	—	3,274	—	3,274
Net loss	—	—	—	—	(144,165)	(144,165)
Balances as of September 30, 2024	86,357,856	$9	$1,669,102	$3,836	$(492,529)	$1,180,418

Balances as of December 31, 2022	48,193,179	$5	$587,724	$(2,871)	$(235,403)	$349,455
Issuance of common stock upon follow-on public offering, net of issuance costs	8,858,121	1	153,590	—	—	153,591
Issuance of pre-funded warrants to purchase common stock	—	—	35,132	—	—	35,132
Issuance of common stock related to at-the-market offering program, net of issuance costs	1,188,705	—	28,719	—	—	28,719
Issuance of common stock upon exercise of stock options	344,278	—	3,709	—	—	3,709
Employee stock purchase plan (ESPP) purchase	42,154	—	637	—	—	637
Stock-based compensation	—	—	13,691	—	—	13,691
Other comprehensive income	—	—	—	2,121	—	2,121
Net loss	—	—	—	—	(79,006)	(79,006)
Balances as of September 30, 2023	58,626,437	$6	$823,202	$(750)	$(314,409)	$508,049

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(144,165)	$(79,006)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,815	1,847
Net amortization (accretion) of premiums (discounts) on marketable securities	(18,317)	(7,677)
Stock-based compensation	25,261	13,691
Amortization of right-of-use assets	1,376	1,137
Changes in assets and liabilities
Accounts receivable	(2)	(6,492)
Prepaid expenses and other assets	(4,438)	(1,321)
Accounts payable	5,304	890
Accrued and other liabilities	8,520	(846)
Contract liabilities	—	(12,314)
Lease liabilities	(1,283)	(1,385)
Net cash used in operating activities	(125,929)	(91,476)
Cash flows from investing activities
Purchases of property and equipment, net	(2,755)	(1,530)
Purchases of marketable securities	(854,268)	(374,375)
Maturities of marketable securities	551,573	329,392
Net cash used in investing activities	(305,450)	(46,513)
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	274,690	153,591
Proceeds from issuance of pre-funded warrants to purchase common stock, net of issuance costs	9,400	35,132
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	379,944	28,754
Proceeds from ESPP purchase	781	637
Proceeds from exercise of common stock options	9,983	3,709
Net cash provided by financing activities	674,798	221,823
Net increase in cash, cash equivalents and restricted cash	243,419	83,834
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	157,775	68,738
Cash, cash equivalents and restricted cash, at end of period	$401,194	$152,572

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$400,283	$151,850
Restricted cash	911	722
Cash, cash equivalents and restricted cash	$401,194	$152,572

Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$37

Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	17,515	—
Purchases of property and equipment in accounts payable and accrued liabilities	1,278	—
Unpaid offering costs	334	35
Unpaid at-the-market offering program costs	$16	$—

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

Follow-On Offering

On July 11, 2024, the Company completed an underwritten public follow-on offering. The offering consisted of 8,355,714 shares of the Company's common stock, par value $0.0001 per share ("common stock"), at an offering price to the public of $35.00 per share, including 1,127,142 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 285,715 shares of common stock at a public offering price of $34.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $302.4 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $283.8 million, after deducting underwriting discounts and commissions and other offering expenses.

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

At-the-Market Offering

On January 19, 2024, the Company entered into a new Open Market Sales Agreement (the “January 2024 Sales Agreement”) with Jefferies relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the three months ended September 30, 2024, pursuant to the January 2024 Sales Agreement, the Company sold no shares of common stock through at-the-market offerings. As of September 30, 2024, approximately $182.1 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $492.5 million as of September 30, 2024.

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

As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $1.2 billion. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2024 and September 30, 2023 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and September 30, 2023 and cash flows for the nine months ended September 30, 2024 and September 30, 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Summary of Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the financial statements and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2024.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements, Not yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the effect of adopting this ASU.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. These amendments enhance interim disclosure requirements, require disclosure of the title and position of the chief operating decision maker (“CODM”), require disclosure of significant segment expenses that are regularly provided to the CODM, clarify circumstances for disclosure of more than one segment profit or loss measure and require that a public entity that has a single reportable segment provide all disclosures required by ASC 280 and amendments. This ASU update is effective for fiscal years beginning after December 15, 2023 for the Company’s annual report, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of adopting the ASU, but does not expect any material impact upon adoption.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively; the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the ASU, but does not expect any material impact upon adoption.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value.

As of September 30, 2024, financial assets measured and recognized at fair value are as follows (in thousands):

		September 30, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities(1)	Level 2	$541,459	$2,662	$(12)	$544,109
Corporate bonds	Level 2	203,011	1,133	(8)	204,136
Commercial paper(2)	Level 2	102,092	64	(2)	102,154
Marketable securities		846,562	3,859	(22)	850,399
Money market funds(3)	Level 1	339,312	—	—	339,312
Total fair value of assets		$1,185,874	$3,859	$(22)	$1,189,711

(1)
$10.4 million was included in cash and cash equivalents on the condensed balance sheets due to securities with purchase dates within 90 days of maturity dates.
(2)
$40.1 million was included in cash and cash equivalents on the condensed balance sheets due to securities with purchase dates within 90 days of maturity dates.
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

As of September 30, 2024 and December 31, 2023, all marketable securities had a remaining maturity of less than three years. There were no financial liabilities measured and recognized at fair value as of September 30, 2024 and December 31, 2023.

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of September 30, 2024 and December 31, 2023, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at September 30, 2024 and December 31, 2023.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(In Years)	2024	2023
Laboratory equipment	5	$12,675	$11,455
Computer equipment	3	406	261
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	4,652	3,321
Furniture and fixtures	5	1,420	507
Total property and equipment		19,384	15,775
Less: Accumulated depreciation and amortization		(11,149)	(9,611)
Property and equipment, net		$8,235	$6,164

Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $1.8 million and $1.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development expenses	$19,026	$10,676
Accrued salaries and benefits	7,432	6,974
Legal and professional fees	1,019	959
Other	615	147
Accrued liabilities	$28,092	$18,756

5. Operating Leases

In June 2023, the Company entered into a lease agreement for approximately 44,000 square feet of laboratory and office facilities at 5000 Shoreline Court, South San Francisco, California. The lease term is 120 months, and the Company has an option to extend the lease term for a total of two consecutive five-year periods. This lease agreement commenced in August 2024.

In May 2024, the Company amended its 5000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 11,321 rentable square feet of additional space. The lease term for the expanded premises will not begin until the landlord makes certain improvements and offers to deliver possession of the expansion premises to the Company. The lease term for the expanded premises has not yet commenced as of September 30, 2024.

The Company's lease at 7000 Shoreline Court, South San Francisco, California, expired in September 2024.

In November 2023, the Company entered into a lease agreement for approximately 5,700 square feet of space at 11710 El Camino Real, San Diego, California for corporate office space. The lease term commenced in December 2023 and expires in March 2028. The Company has an option to renew the lease for three years.

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of September 30, 2024	Operating Leases
2024	$94
2025	386
2026	2,694
2027	4,424
2028	4,260
Thereafter	25,994
Total future minimum lease payments	37,852
Less: imputed interest	(19,056)
Total operating lease liabilities	$18,796

The following table summarizes other information about the Company’s operating leases:

	As of
	September 30, 2024	December 31, 2023
Remaining Lease Term	9.4	2.4
Discount Rate	13.1%	8.0%

Operating lease costs were $0.7 million and $1.7 million for the three and nine months ended September 30, 2024 and $0.4 million and $1.3 million for the three and nine months ended September 30, 2023.

Variable lease costs were $0.4 million and $1.1 million for the three and nine months ended September 30, 2024 and $0.3 million and $1.0 million for the three and nine months ended September 30, 2023. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

During the nine months ended September 30, 2024 and September 30, 2023, cash paid for amounts included in the measurement of lease liabilities were $1.6 million and $1.5 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2024.

7. Income Taxes

For the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The Company is under audit in California for tax years 2020-2021.

8. Common Stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, no dividends have been declared to date.

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

As of September 30, 2024, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	Number of Shares subject to Outstanding Warrants
July 11, 2024	None	$0.0001	285,715
October 27, 2023	None	$0.0001	319,150
April 27, 2023	None	$0.0001	270,270(1)

(1) In September 2024, 1,750,000 shares of common stock subject to outstanding pre-funded warrants were cashless exercised and 1,749,993 shares of common stock were issued.

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

The Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2024	2023
Outstanding options under the 2015, 2019 and 2023 Plans	7,686,468	6,269,975
Shares available for grant under the 2019 Plan	1,817,948	964,622
Shares available for grant under the 2023 Inducement Plan	854,700	524,300
Shares available under the Employee Stock Purchase Plan	1,939,324	1,317,974
Pre-funded warrants issued and outstanding	875,135	2,339,420
Total	13,173,575	11,416,291

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

As of September 30, 2024, the number of shares available for issuance under the 2023 Inducement Plan was 854,700.

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

The 2019 Plan is subject to an annual increase on the first day of each year beginning in 2020 and ending in 2029, equal to the lesser of 4% of the shares outstanding on the last day of the immediately preceding fiscal year, and such smaller number of shares as determined by the Company’s board of directors. Options granted under the 2019 Plan have a term of 10 years (or five years if granted to a 10% stockholder) and generally vest over a 4-year period with 1-year cliff vesting.

As of September 30, 2024, the number of shares available for issuance under the 2019 Plan was 1,817,948.

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

The ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. A total of 195,000 shares of common stock were initially reserved for issuance under the ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2020, equal to the lesser of

1% of the shares outstanding on the last day of the immediately preceding fiscal year and such smaller number of shares as may be determined by the Company’s board of directors, provided, however, that no more than 2,500,000 shares may be issued under the ESPP.

As of September 30, 2024, the number of shares available for issuance under the ESPP was 1,939,324. For the nine months ended September 30, 2024 and September 30, 2023, the Company recorded $0.4 million of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$5,957	$3,051	$15,640	$7,843
General and administrative	3,258	2,250	9,621	5,848
Total stock-based compensation expense	$9,215	$5,301	$25,261	$13,691

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2024	6,269,975	$15.53	7.82	$128.49
Options granted	2,941,238	$43.39
Options exercised	(1,001,355)	$10.48
Options canceled	(523,390)	$29.05
Balance, September 30, 2024	7,686,468	$25.97	8.01	$72.68
Exercisable as of September 30, 2024	3,015,675	$15.38	6.67	$47.40
Vested and expected to vest as of September 30, 2024	7,686,468	$25.97	8.01	$72.68

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 and September 30, 2023 was $31.05 and $13.54 per share, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2024 and September 30, 2023 was $30.4 million and $4.0 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of September 30, 2024 and December 31, 2023, total unrecognized stock-based compensation expense for stock options was $96.9 million and $41.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.72 years and 2.59 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term	6.1 years	6.1 years	5.5 - 6.1 years	6.1 years
Expected volatility	77.8% - 78.7%	83.3% - 84.5%	77.8% - 81.3%	83.3% - 86.9%
Risk-free interest rate	3.6% - 4.2%	4.2% - 4.6%	3.6% - 4.7%	3.6% - 4.6%
Dividend yield	0%	0%	0%	0%

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms, contractual terms and industry peers, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. The expected volatility is based on the Company’s historical stock price volatility. The historical stock price volatility is calculated based on a period of time commensurate with the expected term assumption for each grant.

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

10. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, the Company entered into the Collaboration, Option and License Agreement (the “GSK Collaboration Agreement”), with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4) LIMITED (“GSK”), pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase (“WRN”). On July 27, 2020, the Company and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of September 30, 2024, GSK has made aggregate payments in the amount of $13.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

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

In June 2022, the Company announced the nomination of a Pol Theta Helicase Inhibitor development candidate (“DC”), and in August 2022, the Company announced the achievement of an initial preclinical development milestone in connection with ongoing investigational new drug (“IND”)-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment, which the Company received in October 2022.

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

GSK Collaboration - Werner Helicase Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize WRN products arising out of the WRN program. The Company and GSK are collaborating on ongoing preclinical research for the WRN program, and GSK will lead clinical development for the WRN program, with the Company responsible for 20% and GSK responsible for 80% of such global research and development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof.

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

The Company has the potential to earn up to an additional $17.0 million aggregate milestone payments through early Phase 1 clinical studies, including $7.0 million upon IND clearance. The Company is also eligible to receive additional future aggregate total development milestones of up to $465.0 million.

GSK Collaboration – General

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

Novartis License Agreement

In September 2018, the Company entered into a license agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 PKC inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. The Company renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to the Company a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose.

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

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, the Company entered into a clinical trial collaboration and supply agreement with Pfizer, Inc. (as amended in September 2020, April 2021, September 2021 and May 2023, the “Pfizer Agreement”). Pursuant to the Pfizer Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, the Company is the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

In March 2022, the Company and Pfizer entered into a second clinical trial collaboration and supply agreement (as amended in May 2023, the “Second Pfizer Agreement”), pursuant to which the Company is evaluating darovasertib and crizotinib as a combination therapy in MUM in a planned Phase 2/3 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, the Company is the sponsor of the combination trial and the Company will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to the Company for up to an agreed-upon number of MUM patients. The Company and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, in March 2022, the Company and Pfizer also entered into a third clinical trial collaboration and supply agreement (the “Third Pfizer Agreement”), pursuant to which the Company could, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, the Company was the sponsor of the planned combination trial, and the Company would provide darovasertib and pay for the costs of the combination trial; Pfizer would provide crizotinib for the planned combination trial at no cost to the Company. Pursuant to Amendment No. 1 to the Second Pfizer Agreement, as described below, the Company and Pfizer terminated the Third Pfizer Agreement.

In May 2023, the Company continued its relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide the Company with an additional defined quantity of crizotinib at no cost.

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

Amgen Clinical Trial Collaboration and Supply Agreement

In July 2022, the Company entered into a clinical trial collaboration and supply agreement with Amgen Inc. (the “Amgen CTCSA”), to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. Each party will pay for fifty percent (50%) of the external third-party costs of the combination study. Each party will be responsible for its own internal costs and expenses in support of the combination study. The Company and Amgen will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent.

Gilead Clinical Study Collaboration and Supply Agreement

In November 2023, the Company entered into a clinical study collaboration and supply agreement with Gilead Sciences, Inc. (“Gilead”) (the “Gilead CSCSA”), to clinically evaluate IDE397 in combination with Trodelvy (sacacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion urothelial cancer, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, the Company will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. The Company will bear all internal and external costs and expenses associated with the conduct of the combination study. The Company and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. The Company and Gilead each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent.

Merck Clinical Trial Collaboration and Supply Agreement

In March 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the “Merck CTCSA”), with Merck (known as MSD outside of the US and Canada) to evaluate the combination of IDE161 with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with microsatellite instability (“MSI”)-high and MSS endometrial cancer. Pursuant to the Merck CTCSA, the Company is the sponsor of the combination study, and the Company will provide the IDE161 compound and pay for the costs of the combination study. Merck will provide KEYTRUDA at no cost to the Company. The Company and Merck will jointly own clinical data from the combination. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent.

Biocytogen Option and License Agreement

In July 2024, the Company entered into an option and license agreement for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program with Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (“Biocytogen”). The agreement grants the Company an option for an exclusive worldwide license from Biocytogen for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program (the “Option”). Under the terms of the agreement, the Company will pay Biocytogen an upfront fee and, upon the Company’s potential exercise of the Option, an exercise fee totaling up to $6.5 million. The Option is exercisable by the Company within a specified time period after the Company obtains all data and results from certain non-GLP toxicology studies specified in the Agreement, which the Company will conduct at its own cost. Subject to the Company’s exercise of the Option, Biocytogen will be eligible to receive an option exercise fee, development and regulatory milestone payments and commercial milestone payments, as well as low to mid single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 10, Significant Agreements).

Disaggregation of Revenue

The Company recognized no revenue for the three months ended September 30, 2024 and $8.0 million for the three months ended September 30, 2023, consisting of $3.4 million, $2.0 million, and $2.6 million related to the WRN, Pol Theta and MAT2A programs, respectively.

The Company recognized no revenue for the nine months ended September 30, 2024 and $19.5 million for the nine months ended September 30, 2023, consisting of $14.5 million, $2.2 million and $2.8 million related to the WRN, Pol Theta and MAT2A programs, respectively.

The Company completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Contract Balances

As of September 30, 2024 and December 31, 2023, the Company had no accounts receivable and no contract liabilities related to the GSK Collaboration Agreement.

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

(vi) Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”)

The Company recognizes revenue related to amounts allocated to the MAT2A R&D services as the underlying services are performed over the period through the delivery of the Option data package, which is generated from its conduct of the dose escalation portion of the MAT2A Phase 1 monotherapy clinical trial. The Company uses its internal research and development capability and also engages third-party clinical research organizations (“CROs”), for which the Company acts as a principal. The Company has delivered the Option data package to GSK. Accordingly, the performance obligation related to the MAT2A R&D services has been fulfilled.

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

The Company recognized revenue related to amounts allocated to the Pol Theta R&D Services and WRN R&D Services as the underlying services are performed over the period through the completion of the Pol Theta and WRN preclinical research programs, respectively. Within 90 days from the end of each calendar quarter, GSK reimbursed the Pol Theta program costs incurred by the Company. Within 75 days from the end of each calendar quarter, the Company and GSK determined the amounts of WRN program costs incurred by both parties and the net amount owed by GSK to the Company or by the Company to GSK, which was paid within 75 days from such determination by a reimbursing party. The Company used its internal research capability and may also engage third-party CROs in transferring the Pol Theta R&D services and WRN R&D services, for which the Company acts as a principal. The Company completed Pol Theta R&D services during December 2022. Accordingly, the performance obligation related to the Pol Theta R&D services has been fulfilled. The Company completed WRN R&D services during December 2023. Accordingly, the performance obligation related to the WRN R&D services has been fulfilled.

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(51,821)	$(27,440)	$(144,165)	$(79,006)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	86,188,510	59,999,449	79,776,728	54,916,150
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.46)	$(1.81)	$(1.44)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended September 30, 2024.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2024	2023
Options to purchase common stock	7,686,468	7,050,373
Total	7,686,468	7,050,373

13. Subsequent Events

In October 2024, the Company, in collaboration with GSK, received IND clearance for IDE275 (GSK959), a potential first-in-class WRN inhibitor, to enable first-in-human clinical evaluation of IDE275 (GSK959) for patients having tumors with high MSI. GSK will lead clinical development for the Werner Helicase program. As a result of the IND clearance, the Company earned a $7.0 million milestone payment during the period after the three months ended September 30, 2024.

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

Our clinical pipeline includes five potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE161 (PARG), IDE705 / GSK101 (Pol Theta Helicase), and IDE275 / GSK959 (Werner Helicase). We own or control all commercial rights of the three most-advanced of these product candidates: darovasertib, IDE397, and IDE161. In July 2024, we entered into an Option and License Agreement with Biocytogen Pharmaceuticals (Beijing) Co., Ltd., or Biocytogen, pursuant to which Biocytogen granted to us an option for an exclusive worldwide license to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topo-I-payload bispecific antibody drug conjugate program for which we are targeting a development candidate in the fourth quarter of 2024. We also have multiple earlier-stage preclinical programs. We are targeting development candidate nominations in the fourth quarter of 2024 for multiple new targets, or NTs, including a development candidate to treat MTAP-deletion solid tumors to enable a potential wholly-owned clinical combination with IDE397, and we are separately targeting a development candidate for a potential first-in-class program in the KAT6 pathway. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

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

We have enrolled over 150 patients as of October 31, 2024, and have opened multiple clinical sites, including international sites, in our potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002. The purpose of the clinical trial is to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having metastatic uveal melanoma, or MUM, with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of a second Clinical Trial Collaboration and Supply Agreement, or Second Pfizer agreement, with Pfizer.

We are planning to enroll additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001.

We have enrolled over 75 patients as of October 31, 2024, in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM, with ongoing enrollment and multiple clinical sites open. In September 2024, we announced interim clinical data from the ongoing Phase 2 company-sponsored trial and provided a regulatory update on a registrational trial based on a Type C meeting held with the U.S. Food and Drug Administration, or FDA.

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

Company-Sponsored Phase 2 Trial

In September 2024, we provided another clinical data update in which we observed encouraging clinical activity in our Phase 2 company-sponsored trial. Collectively with the IST trial, the clinical efficacy data from the Phase 2 company-sponsored trial substantiate clinical proof of concept for the use of darovasertib in the neoadjuvant uveal melanoma setting. The Phase 2 company-sponsored trial used a data cutoff date of August 15, 2024, with an enrollment cutoff date of May 13, 2024.

We evaluated 31 enucleation and 18 plaque brachytherapy UM patients who were treated with darovasertib neoadjuvant therapy in the Phase 2 company-sponsored and IST trials. We observed approximately 59%, or 29 of the 49 total evaluable patients, with greater than or equal to 20% ocular tumor shrinkage by product of diameters and approximately 49%, or 24 of the 49 total evaluable patients, with greater than or equal to 30% ocular tumor shrinkage by product of diameters. We also observed an approximately 61% eye preservation rate in enucleation patients. We found evidence predicting visual preservation by reducing the amount of radiation associated with plaque brachytherapy.

We observed a manageable AE profile from the Phase 2 company-sponsored trial. In 38 patients, 11% of patients experienced a Grade 3 or higher AE and 5% of patients experienced a serious AE rate. We also observed a discontinuation rate of 3%. The most common AEs observed included diarrhea, nausea, vomiting and fatigue.

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

The potentially addressable patient population for MUM is estimated to include an annual incidence of approximately 4,500 patients across the United States, or U.S., and Europe. (Neo)Adjuvant UM represents a significant expansion opportunity for darovasertib – with a potential annual incidence of approximately 12,000 patients aggregate in North America, Europe and Australia.

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

In parallel, we are continuing to evaluate darovasertib in our ongoing Phase 2 clinical trial, designated as IDE196-001, as a combination therapy with crizotinib in HLA-A2(+) MUM patients. We are the sponsor of this Phase 2 clinical trial and are collaborating with Pfizer on this Phase 2 clinical trial pursuant to the Pfizer Agreement.

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

We are planning to enroll additional HLA-A2(+) MUM patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001. This strategy demonstrates our commitment to fully address the high unmet medical need in MUM. Such clinical trial data from darovasertib and crizotinib combination treatment in HLA-A2(+) MUM could support publication and potential inclusion in NCCN Clinical Practice Guidelines in Oncology.

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

Darovasertib – Phase 2 Trials in Neoadjuvant and Adjuvant Therapy in Uveal Melanoma (UM)

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

We have initiated and achieved double-digit patient enrollment in our company-sponsored Phase 2 clinical trial designated as IDE196-009, with ongoing enrollment and multiple clinical sites open. The purpose of the clinical trial is to evaluate single-agent darovasertib as neoadjuvant treatment of primary UM prior to primary interventional treatment of enucleation or radiation therapy and also as adjuvant therapy following the primary treatment. An amendment to the study protocol was submitted to the FDA in July 2024 to enable dosing of darovasertib therapy up to 12 months.

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

Darovasertib – Potential Registration-Enabling Clinical Trial in Neoadjuvant UM

A Type C meeting was held with the FDA for the clinical trial design of a potential Phase 3 registration-enabling clinical trial in neoadjuvant UM patients. For the potential Phase 3 clinical trial, we currently project approximately 400 patients will be randomized for treatment with darovasertib in the treatment arm or the control arm, with potential modifications pending further feedback from the FDA. Based on the currently targeted clinical trial design, there will be two cohorts enrolled, including plaque brachytherapy eligible UM patients and enucleation eligible UM patients. For the plaque brachytherapy cohort, the randomization will be darovasertib followed by plaque brachytherapy versus plaque brachytherapy alone. For the enucleation cohort, the randomization will be with or without darovasertib as neoadjuvant therapy.

Based on FDA guidance and information provided in our FDA briefing book, we expect that time to vision loss will be the primary endpoint for plaque brachytherapy UM patients. Eye preservation rate will be the primary endpoint for enucleation UM patients for the target registrational trial design in neoadjuvant UM. The FDA briefing book noted an objective to exceed lower bound of 10% eye preservation rate with a 95% confidence interval for this primary endpoint. No detriment to Event-Free-Survival, or EFS, in the treatment arms will be a secondary endpoint.

Pending ongoing discussions with the FDA, we are evaluating potential surrogate and composite endpoints to support earlier approval scenarios. The registrational study will enroll UM patients with a high risk for metastatic disease. Based on the FDA meeting, there is a potential for consideration of a broad indication label in neoadjuvant UM for subjects with low, intermediate and high risk for metastatic disease. We anticipate approximately two years of data maturity to initial readout for no detriment to EFS in the treatment arms for this high-risk patient population based on preliminary projections. 300mg BID darovasertib was noted in the FDA briefing book as the move-forward dose for the registrational trial. We are currently finalizing the trial protocol and are targeting to initiate the study in the first half of 2025.

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

We are enrolling patients into a Phase 1/2 clinical trial designated as IDE397-001 to evaluate IDE397 for patients having certain tumors with MTAP gene deletion. We are proceeding with enrollment of MTAP-deletion patients into a monotherapy Phase 1/2 expansion cohort with an initial focus on high priority solid tumor types, including urothelial cancer, or UC, and non-small cell lung cancer, or NSCLC. We have selected a move-forward Phase 1/2 expansion dose for IDE397 monotherapy in MTAP-deletion UC and NSCLC, based on adverse event profile and preliminary clinical efficacy observed, including multiple partial responses by RECIST 1.1. The estimated U.S. MTAP-deletion annual incidence in UC and NSCLC is approximately 48,000 patients.

Company-Sponsored Phase 1/2 Monotherapy Expansion in MTAP-Deletion Urothelial and Lung Cancer

In July 2024, we announced clinical data for the IDE397 Phase 1/2 monotherapy expansion dose demonstrating preliminary clinical efficacy in heavily pre-treated MTAP-deletion UC and NSCLC patients. The patients evaluated had a median of two prior lines of therapy, ranging from one to seven prior lines of treatment. The reported Phase 1/2 clinical data were based on 18 evaluable MTAP-deletion patients, including seven UC patients, four adenocarcinoma squamous NSCLC patients, and seven squamous NSCLC patients at the expansion dose of 30 mg once-a-day, or QD, of IDE397. In the interim update for 18 evaluable patients, with a data analysis cutoff date of

June 21, 2024, we reported an overall response rate of approximately 39% (one complete response and six partial responses by RECIST 1.1 evaluation), which included two unconfirmed partial responses (one UC patient that had a 100% tumor reduction in the target lesion at the last CT-scan assessment and one adenocarcinoma squamous NSCLC patient which were both confirmed in the Company's October 2024 update). We also observed a disease control rate of 94%, including one complete response, six partial responses and ten stable disease by RECIST 1.1 evaluation. In addition, we observed tumor shrinkage in 14 of the 18 evaluable patients. 11 of the evaluable patients are still on treatment and five of the seven responses by RECIST 1.1 evaluation remain in response. We also reported a ctDNA molecular response, or MR, rate of 81%, representing 13 of 16 reportable patients with 50% or greater ctDNA reduction (several quality control failures of patient samples precluded the other patients from MR analysis).

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

In October 2024, we announced Phase 1 expansion data for IDE397 in MTAP-deletion UC and NSCLC patients in a late breaker abstract oral presentation at the 36th edition of the EORTC-NCI-AACR Symposium, or ENA 2024, in Barcelona, Spain. The patients evaluated had a median of two to three prior lines of therapy, ranging from one to seven prior lines of treatment. The reported clinical data were based on 27 evaluable MTAP-deletion patients, including 10 UC patients, nine adenocarcinoma NSCLC patients, and eight squamous NSCLC patients at the expansion dose of 30 mg QD of IDE397. In the update of 27 evaluable patients, with a data analysis cutoff date of August 22, 2024, we reported an overall response rate of approximately 33% (one complete response and eight partial responses by RECIST 1.1 evaluation). Nine of nine responses were confirmed by RECIST 1.1, including four UC patients, of which one was a complete response, three squamous NSCLC patients, and two adenocarcinoma NSCLC patients. Two patients were confirmed after the data cutoff date. We also observed an overall response rate by RECIST 1.1 evaluation by solid tumor type. For MTAP-deletion urothelial cancer patients, the confirmed overall response rate was 40%, or 4 out of 10 patients, for MTAP-deletion squamous NSCLC patients, the confirmed overall response rate was approximately 38%, or 3 out of 8 patients, and for MTAP-deletion adenocarcinoma NSCLC patients, the confirmed overall response rate was approximately 22%, or 2 out of 9 patients. In addition, we observed a disease control rate of 93%, including one complete response, eight partial responses and 16 stable disease by RECIST 1.1 evaluation, reflecting 25 of 27 evaluable patients with stable disease or better. Of the 27 evaluable patients, 15 are still on treatment. The median duration of treatment has not been reached and is greater than 6.2 months. The median time to response is approximately 2.7 months. The median duration of response and median progression free survival data is still immature. Three UC patients were on treatment greater than 250 days, four squamous NSCLC patients were on treatment greater than 200 days, and three adenocarcinoma NSCLC patients were on treatment greater than 200 days. We also reported a ctDNA MR rate of 81%, representing 17 of 21 reportable patients with 50% or greater ctDNA reduction and approximately 33%, representing 7 of 21 reportable patients, with a deep 90% or greater ctDNA reduction (several quality control failures of patient samples precluded the other patients from MR analysis). All 17 MRs were rapid occurring at the first ctDNA sample analysis.

We continued to report favorable AE profile at the 30 mg QD expansion dose. Approximately 18% of patients experienced a Grade 3 or higher drug-related AE at the 30mg QD dose and no drug-related SAEs were observed. No drug-related AEs leading to discontinuations were observed. We anticipate that the favorable AE profile and dosing convenience of a 30 mg QD tablet has the potential to enable long-term dosing and combination development, including with MTA-cooperative PRMT5 inhibitors and topoisomerase payload antibody-drug conjugates, or ADCs.

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

In August 2023, Amgen initiated and dosed a first patient in the IDE397 /AMG 193 combination study, following FDA authorization to proceed with the clinical trial. This Phase 1/2 clinical trial (NCT: 05975073) will evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with AMG 193, with an initial focus for expansion in NSCLC patients and an estimated enrollment of approximately 180 patients. Enrollment is ongoing in the dose escalation portion of this Phase 1/2 clinical trial [and are targeting an expansion in MTAP-deletion NSCLC in late 2024 to early 2025]. We presented a preclinical poster presentation on the antitumor activity by combinatorial inhibition of MAT2A and PRMT5 in MTAP-deleted tumors at ENA 2024.

We are separately collaborating with Gilead Sciences, Inc., or Gilead, to clinically evaluate IDE397 and Trodelvy (sacituzumab-govitecan-hziy), Gilead’s Trop-2 directed ADC combination, in patients having MTAP-deletion UC, in our Phase 1 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or Gilead CSCSA, with Gilead. A first patient was dosed for the Phase 1 trial in June 2024.

In October, we reported the first preliminary clinical case study of the IDE397 and Trodelvy combination in MTAP-deletion UC at ENA 2024, including a partial response by RECIST 1.1 in a patient case report with a genetic co-alteration of MTAP-deletion and a FGFR3-TACC3 fusion, and rapid and deep first-evaluation MRs with ctDNA reduction of greater than 95% observed. The partial response reported at ENA 2024 has confirmed by RECIST 1.1. We are targeting to initiate the IDE397 and Trodelvy Phase 1/2 combination expansion in MTAP-deletion UC patients in the fourth quarter of 2024.

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

We are progressing with enrollment of patients having tumors with HRD into the Phase 1 expansion portion of the Phase 1/2 clinical trial in selected priority tumors. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial. We are targeting an initial Phase 2 monotherapy expansion in HRD solid tumors in the fourth quarter of 2024.

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

In March 2024, we entered into the Merck CTCSA with Merck (known as MSD outside of the US and Canada). We are planning to evaluate the combination of IDE161 and KEYTRUDA® (pembrolizumab) in patients with high microsatellite instability, or MSI, and microsatellite stable, or MSS, endometrial cancer. We are targeting a first-patient dosing for this study in the fourth quarter of 2024.

We own or control all commercial rights in our PARG program, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDE161, with CRT and University of Manchester.

IDE705 (GSK101) – Pol Theta Helicase Inhibitor in tumors with Homologous Recombination Deficiency

We discovered IDE705 (GSK101), our DNA Polymerase Theta, or Pol Theta, Helicase inhibitor clinical development candidate, and evaluated IDE705(GSK101) in preclinical studies in collaboration with GSK. IDE705 (GSK101) targets the helicase domain of the Pol Theta protein for patients having solid tumors with BRCA or other mutations associated with HRD.

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

GSK is evaluating IDE705 (GSK101) in combination with niraparib, the GSK small molecule inhibitor of PARP for the treatment of patients having tumors with BRCA or other HR mutations, or HRD, in a GSK-sponsored Phase 1 clinical trial. GSK has dosed the first patient and enrollment is ongoing in the dose escalation portion of this study.

GSK is leading clinical development of IDE705 (GSK101) pursuant to the Collaboration, Option and License Agreement with GSK, or GSK Collaboration Agreement. GSK is responsible for all research and development costs for the Pol Theta program.

We have the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion. In August 2023, we achieved and earned a $7.0 million milestone based on acceptance of the IND by the FDA, for which payment was received in October 2023. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support evaluation of IDE705 (GSK101).

We have the potential to earn further aggregate late-stage development and regulatory milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, and tiered royalties on global net sales of GSK101 – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

IDE275 (GSK959) - WRN Inhibitor in Tumors with High Microsatellite Instability

We discovered IDE275 (GSK959), our Werner Helicase, or WRN, inhibitor clinical development candidate, and evaluated IDE275 (GSK959) in preclinical studies in collaboration with GSK. IDE275 (GSK959) targets WRN for patients having tumors with high MSI.

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

We, in collaboration with GSK, received IND clearance for IDE275 (GSK959), a potential first-in-class WRN inhibitor, in October 2024 to enable first-in-human clinical evaluation of IDE275 (GSK959) for patients having tumors with high MSI. GSK will lead clinical development for the Werner Helicase program. GSK is responsible for 80% of global research and development costs and we are responsible for 20% of such costs. GSK holds a global, exclusive license to develop and commercialize the Werner Helicase Inhibitor DC.

In October 2023, we achieved and earned a $3.0 million milestone in connection with IND-enabling studies. In October 2024, we earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK 959). We have the potential to earn up to an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion. We are also eligible to receive additional future aggregate total development milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

B7H3/PTK7 topo-I-payload bispecific antibody drug conjugate (BsADC) program with Biocytogen

In July 2024, we entered into an option and license agreement with Biocytogen, pursuant to which Biocytogen granted us an option for an exclusive worldwide license from Biocytogen for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program, or the Option. B7H3/PTK7 has been found to be co-expressed in multiple solid tumor types, including double-digit percent prevalence in lung, colorectal, and head and neck cancers, among others. Based on preclinical data, the potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program has the potential to be developed as a monotherapy agent and used in combination with multiple programs in our pipeline targeting DDR-based therapies, including our PARG inhibitor IDE161. A development candidate nomination for the B7H3/PTK7 topoisomerase-I-inhibitor payload BsADC program is targeted for the fourth quarter of 2024.

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

Next-Generation Precision Medicine Pipeline Programs

We have initiated early preclinical research programs focused on pharmacological inhibition of several new targets, or NTs, for patients with solid tumors characterized by defined biomarkers based on genetic mutations and/or molecular signatures. We believe these research programs have the potential for discovery and development of first-in-class or unique-in-class or best-in-class therapeutics. We are targeting development candidate nominations in the fourth quarter of 2024 for multiple NTs, including a development candidate to treat MTAP-deletion solid tumors to enable a potential wholly-owned clinical combination with IDE397, and separately a development candidate for a potential first-in-class program in the KAT6 pathway. Collectively, we believe these efforts will further advance our multi-pronged clinical and business strategy. We own or control all commercial rights in our next-generation NT programs.

New Target and Biomarker Discovery Platform

Since the inception of the company, our core research has and continues to be focused on precision medicine oncology, with synthetic lethality as a central tenet. We have invested significantly and continue to invest in capabilities for identification and validation of new precision medicine targets and biomarkers for patient selection. For targets of interest, we advance our research to discover therapeutic drugs and to further qualify relevant biomarkers.

Small and Medium Enterprise Status from the European Medicines Agency

In June 2024, we were granted Small and Medium Enterprise, or SME, status by the European Medicines Agency, or EMA. This enables us to have access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures across all our programs.

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

During the three months ended September 30, 2024, pursuant to the January 2024 Sales Agreement, we sold no shares of common stock through at-the-market offerings. As of September 30, 2024, approximately $182.1 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.2 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Certain program costs that contribute to our operating expenses have been and/or will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program. We anticipate that payments which we may make to Amgen will also contribute to our operating expenses as they are reimbursed by us pursuant to the Amgen CTCSA, including 50% of external costs Amgen incurs in connection with the Amgen-sponsored and executed IDE397 / AMG 193 Combination Study. We anticipate that we will also incur costs in accordance with the Gilead CSCSA. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. We further anticipate that we will also incur costs in accordance with the Merck CTCSA. Merck will provide KEYTRUDA for the study at no cost to us. We will bear all internal and external costs and expenses associated with the conduct of the study. In addition, we expect to incur additional costs associated with operating as a public company.

Our net losses were $144.2 million and $79.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $492.5 million.

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

As of September 30, 2024, we had cash, cash equivalents, and short-term and long-term marketable securities of $1.2 billion.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least 12 months from the date of the issuance of our Quarterly Report on Form 10-Q filed November 4, 2024.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. As of September 30, 2024, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of September 30, 2024 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition will be contingent on additional milestones earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397, IDE161 and WRN, consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

	Three Months Ended
	September 30, 2024	June 30, 2024
External clinical development expenses (1):
Darovasertib	$13,216	$14,895
IDE397 (2)	5,062	4,064
IDE161	2,434	2,059
Personnel related and stock-based compensation	14,350	14,534
Other research and development expenses	22,090	18,981
Total research and development expenses	$57,152	$54,533

	Nine Months Ended
	September 30, 2024	September 30, 2023
External clinical development expenses (1):
Darovasertib	$28,112	$17,794
IDE397 (2)	9,126	8,474
IDE161	4,493	3,961
Personnel related and stock-based compensation	41,138	28,735
Other research and development expenses	71,621	31,774
Total research and development expenses	$154,490	$90,738

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended September 30, 2024 compared to the three months ended June 30, 2024 and nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is presented below.

Comparison of Three Months Ended September 30, 2024 and June 30, 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2024	June 30, 2024	Change	% Change
Revenue:
Collaboration revenue	$—	$—	$—	—
Operating expenses:
Research and development	57,152	54,533	2,619	5%
General and administrative	9,741	10,394	(653)	(6%)
Loss from operations	(66,893)	(64,927)	(1,966)	3%
Interest income and other income, net	15,072	12,155	2,917	24%
Net loss	$(51,821)	$(52,772)	$951	(2%)

Collaboration Revenue

There was no collaboration revenue recognized for the three months ended September 30, 2024 and for the three months ended June 30, 2024. We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Research and Development Expenses

Research and development expenses increased by $2.6 million, or 5%, during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 due to an increase of $2.1 million primarily driven by fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies and an increase of $0.9 million related to facility expenses, partially offset by a decrease of $0.4 million in costs for laboratory supplies.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 6%, during the three months ended September 30, 2024 compared to the three months ended June 30, 2024. The decrease in general and administrative expense was primarily due to a decrease in stock-based compensation expense.

Interest Income and Other Income, Net

Interest income increased by $2.9 million, or 24%, during the three months ended September 30, 2024 compared to the three months ended June 30, 2024, primarily due to higher investment balances.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Revenue:
Collaboration revenue	$—	$19,463	$(19,463)	(100%)
Operating expenses:
Research and development	154,490	90,738	63,752	70%
General and administrative	28,347	21,237	7,110	33%
Loss from operations	(182,837)	(92,512)	(90,325)	98%
Interest income and other income, net	38,672	13,506	25,166	186%
Net loss	$(144,165)	$(79,006)	$(65,159)	82%

Collaboration Revenue

There was no collaboration revenue recognized for the nine months ended September 30, 2024 compared to $19.5 million for the nine months ended September 30, 2023. We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Research and Development Expenses

Research and development expenses increased by $63.8 million, or 70%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in research and development expenses was primarily due to increases of $46.9 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, increases of $12.4 million in personnel-related expenses, including stock-based compensation and salaries and benefits to support our growth, and increases in $4.5 million in costs for laboratory supplies, facilities, and software to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $7.1 million, or 33%, during the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. The increase in general and administrative expenses was primarily due to increases of $2.7 million of consulting and legal services and increases in $4.4 million of personnel-related expenses, including stock-based compensation and salaries and benefits to support our growth.

Interest Income and Other Income, Net

Interest income increased by $25.2 million, or 186%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to higher investment balances and interest rates.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.2 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2024 and September 30, 2023, we had net losses of $144.2 million and $79.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2024, we had an accumulated deficit of $492.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

In June 2023, we entered into a lease agreement for approximately 44,000 square feet of laboratory and office facilities at 5000 Shoreline Court, South San Francisco, California. The lease term is 120 months, and we have an option to extend the lease term for a total of two consecutive five-year periods. The lease commenced in August 2024.

In May 2024, we amended our 5000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 11,321 rentable square feet of additional space. The lease term has not yet commenced as of September 30, 2024.

Our lease at 7000 Shoreline Court, South San Francisco, California, expired in September 2024.

In November 2023, we entered into a lease agreement for approximately 5,700 square feet of space at 11710 El Camino Real, San Diego, California for corporate office space. The lease commenced in December 2023 and expires in March 2028. We have an option to renew the lease for three years.

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

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize WRN products arising out of the WRN program. We and GSK are collaborating on ongoing preclinical research for the WRN program, and GSK will lead clinical development for the WRN program, with us responsible for 20% and GSK responsible for 80% of such global research and development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof.

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

In January 2022, we exercised our option for an exclusive worldwide license rights covering a broad class of PARG inhibitors from CRT and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000.

In addition to an upfront fee of £100,000 and the one-time option exercise fee of £250,000, each of which have been paid, we have certain potential milestone-dependent financial obligations, including: (a) subject to completion of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, payments of up to £19.5 million per broad disease classification block – for example, in oncologic diseases, up to £13.0 million aggregate for a first achievement of such clinical and regulatory milestones and up to £6.5 million aggregate for a second achievement of such clinical and regulatory milestones; (b) subject to certain sales-based milestones based on net sales of licensed products. payments of up to £9.0 million per broad disease classification block – for example, in oncologic diseases, up to £6.0 million aggregate for a first achievement of such sales milestones and up to £3.0 million aggregate for a second achievement of such sales milestones; and (c) low single-digit tiered royalty payments based on aggregate worldwide net sales of al products, payable on a product-by-product and country-by-country basis until the later of the last-to-expire patent covering such product in such country and the ten year anniversary of the first commercial sale of such licensed product in such country. The royalty payments are subject to reductions for payment obligations in the event third-party licenses are required to develop or commercialize the product or if the product is not covered by certain patents.

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

In November 2023, we entered into the Gilead CSCSA with Gilead to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion UC, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, we will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. We and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. We and Gilead each retain commercial rights to our respective compounds, including with respect to use as a monotherapy agent or combination agent.

In March 2024, we entered into the Merck CTCSA with Merck (known as MSD outside of the US and Canada). We are planning to evaluate the combination of IDE161 and Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with MSI-high and MSS endometrial cancer. Pursuant to the Merck CTCSA, we are the sponsor of the combination study, and we will provide the IDE161 compound and pay for the costs of the combination study. Merck will provide KEYTRUDA at no cost to us. We will jointly own clinical data from the combination and all inventions relating to the combined use of IDE161 and KEYTRUDA. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent. KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA.

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

See the section of this Quarterly Report on Form 10-Q titled “Part II, Item 1A. – Risk Factors” for additional risks associated with our substantial capital requirements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(125,929)	$(91,476)
Investing activities	(305,450)	(46,513)
Financing activities	674,798	221,823
Net increase in cash, cash equivalents and restricted cash	$243,419	$83,834

Cash Flows from Operating Activities

Net cash used in operating activities was $125.9 million for the nine months ended September 30, 2024. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $144.2 million, adjusted for net non-cash charges of $10.1 million and changes in net operating assets and liabilities of $8.1 million. Our non-cash charges consisted of $25.3 million in stock-based compensation, $1.8 million in depreciation and $1.4 million of the amortization of right of use assets, partially offset by $18.3 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily due to cash inflows from $5.3 million in accounts payable and $8.5 million accrued and other liabilities due to CRO fees in support of research and manufacturing activities, partially offset by outflows of $4.4 million in prepaid and other assets and $1.3 million in lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $305.5 million for the nine months ended September 30, 2024, which consisted primarily of $854.3 million used to purchase marketable securities and $2.8 million used to purchase property and equipment, partially offset by $551.6 million provided by maturities of marketable securities.

Net cash used in investing activities was $46.5 million for the nine months ended September 30, 2023, which consisted of $374.4 million used to purchase marketable securities and $1.5 million used to purchase property and equipment, partially offset by $329.4 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $674.8 million for the nine months ended September 30, 2024, which consisted primarily of $379.9 million of net proceeds from at-the-market offerings, $274.7 million of proceeds from issuance of common stock upon public offering, $9.4 million of proceeds from issuance of pre-funded warrants, $10.0 million of proceeds from exercise of common stock options and $0.8 million of proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 20, 2024. For the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 20, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.2 billion, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 20, 2024, or the Annual Report, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Trading Plans

During the three months ended September 30, 2024, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5‑1**
Yujiro S. Hata President and Chief Executive Officer	Adopt	August 9, 2024	X		264,454	July 15, 2025
Andres Ruiz Briseno Senior Vice President, Head of Finance and Investor Relations	Adopt	August 16, 2024	X		24,531	August 18, 2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/20/2024	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

10.1†	Option and License Agreement by and between IDEAYA Biosciences, Inc. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd., dated July 30, 2024.				X

10.2†	Employment Agreement by and between IDEAYA Biosciences, Inc. and Douglas Snyder, effective September 18, 2024.				X

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

IDEAYA Biosciences, Inc.

Date: November 4, 2024	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Andres Ruiz Briseno
Andres Ruiz Briseno
Senior Vice President, Head of Finance and Investor Relations
(Principal Financial and Accounting Officer)