Form 10-K
period 2024-12-31
IDEAYA Biosciences, Inc.
filed 2025-02-18
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, of $35.11 per share, was $2.7 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 14, 2025, the registrant had 87,537,391 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib Phase 2/3 clinical trials, IDE397 Phase 1/2 clinical trials, IDE849 Phase 1 clinical trial, IDE161 Phase 1 clinical trial, IDE705 (GSK101) clinical trial, IDE275 (GSK959) clinical trial, as well as the potential clinical utility and tolerability of our product candidates;
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
•
our expectations regarding the potential market size and size of the potential patient populations for darovasertib, IDE397, IDE849, IDE161, IDE705, IDE275, our other product candidates and any future product candidates, if approved for commercial use;
•
the timing and amount of any option exercised, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4) LIMITED, or GSK;
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Study Collaboration and Supply Agreement with Gilead Sciences, Inc., our Clinical Trial Collaboration and Supply Agreement with MSD International Business GmbH, our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc., our Clinical Trial Collaboration and Supply Agreement with Amgen

Inc., our License Agreement with Novartis, our Option and License Agreement with Cancer Research Technologies Ltd. and the University of Manchester, our Option and License Agreement with Biocytogen Pharmaceuticals (Beijing) Co., Ltd and our License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd.;
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

Summary of Principal Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•
We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability;
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
•
If we fail to attract and retain senior management and key scientific and commercial personnel, our business may be materially and adversely affected;
•
Our success depends on our ability to obtain and maintain protection for our intellectual property and our proprietary technologies and to avoid infringing the rights of others; and
•
Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

PART I

Item 1. Business.

Company Overview

We are a precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations that are most likely to benefit from these targeted therapies. Our small molecule drug discovery expertise includes discovery and development of small molecule therapeutics. We are applying these capabilities and approach to develop a robust pipeline in precision medicine oncology.

Pipeline – Overview and Program Goals

Our clinical pipeline includes six potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE849 (DLL3), IDE275 / GSK959 (Werner Helicase), IDE161 (PARG), and IDE705 / GSK101 (Pol Theta Helicase). We own or control all commercial rights of three of these product candidates: darovasertib, IDE397, and IDE161, and own or control all commercial rights outside of greater China for IDE849. We are also advancing several development candidates, including IDE892, a potential best-in-class MTA-cooperative PRMT5 inhibitor for which we are targeting an investigational new drug, or IND, filing in mid-year 2025; IDE034, a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload bispecific antibody drug conjugate, or BsADC, program for which we are targeting an IND filing in the second half of 2025; and IDE251, a potential first-in-class KAT6/7 dual inhibitor program for which we are targeting an IND filing in the second half of 2025. We also have multiple earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

(1) Pursuant to Pfizer Agreements

(2) Pursuant to Gilead CSCSA

(3) Pursuant to Hengrui Pharma License Agreement

(4) Pursuant to GSK Collaboration, Option and License Agreement

(5) Pursuant to Merck CTCSA

(6) Pursuant to Biocytogen Option and License Agreement

All data and the status of each program are summarized below as of February 1, 2025, unless otherwise noted.

Darovasertib (GNAQ or GNA11 Mutations)

•
Darovasertib (IDE196) is our most advanced clinical-stage product candidate, which we in-licensed from Novartis. Darovasertib is a potent, selective small molecule inhibitor of protein kinase C, or PKC, which we are developing for genetically defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.
•
We have enrolled over 230 patients as of February 7, 2025, and have opened multiple clinical sites, including international sites, in our potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002. The purpose of the clinical trial is to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having metastatic uveal melanoma, or MUM, with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of a second Clinical Trial Collaboration and Supply Agreement, or the Second Pfizer Agreement, with Pfizer.
•
In December 2024, we announced the recommendation of a move-forward dose and the completion of the Part 2a dose optimization for the potential registration-enabling Phase 2/3 trial evaluating the combination of darovasertib and crizotinib in the first-line, or 1L, setting in patients with HLA-A2(-) MUM. We are targeting a median progression free survival, or PFS, readout for the Phase 2/3 registration-enabling trial of the darovasertib and crizotinib combination in 1L HLA-A2-negative MUM by year-end 2025.
•
We are enrolling additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001.
•
We are targeting a median overall survival, or OS, readout from our Phase 2 clinical trial, designated as IDE196-001, in approximately 40 1L MUM patients in 2025.
•
We have enrolled 95 patients as of December 31, 2024 in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM, with ongoing enrollment and multiple clinical sites open. We are targeting a clinical data update in over 75 patients and regulatory update(s) in the first half of 2025, including vision data in plaque brachytherapy patients.
•
In September 2024, we announced interim clinical data from the ongoing Phase 2 Company-sponsored trial and provided a regulatory update on a potential Phase 3 registration-enabling clinical trial in neoadjuvant UM patients based on a Type C meeting held with the U.S. Food and Drug Administration, or FDA. Based on the FDA meeting, we currently project approximately 400 patients will be randomized for treatment with darovasertib in the treatment arm or the control arm, with potential modifications pending further feedback from the FDA. We are currently finalizing the trial protocol for neoadjuvant UM and are targeting to initiate the study in the first half of 2025.
•
We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma,” or NADOM, led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.

•
In June 2024, we announced interim clinical data from the ongoing investigator-sponsored Phase 2 trial of darovasertib as neoadjuvant/adjuvant treatment in UM, which was included in an oral presentation at the American Society of Clinical Oncology, or ASCO, 2024 Annual Meeting, and preliminary clinical data from our Phase 2 trial of darovasertib for neoadjuvant UM.

IDE397 (MTAP Gene Deletion)

•
IDE397, our small molecule methionine adenosyltransferase 2a, or MAT2A, inhibitor, is being evaluated in a Phase 1/2 clinical trial. We have selected a move-forward Phase 2 expansion dose for IDE397 monotherapy, based on adverse event, or AE, profile and preliminary clinical efficacy observed, including multiple partial responses by RECIST 1. We are enrolling patients with an initial focus in MTAP-deletion urothelial cancer, or UC, and non-small cell lung cancer, or NSCLC.
•
In July 2024, we announced clinical data for the IDE397 Phase 2 monotherapy expansion dose demonstrating preliminary clinical efficacy in heavily pre-treated MTAP-deletion UC and NSCLC patients.
•
We are collaborating with Gilead Sciences, Inc., or Gilead, to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab-govitecan-hziy), Gilead’s Trop-2 directed antibody drug conjugate, or ADC, in patients having MTAP-deletion UC, in our Phase 1 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or Gilead CSCSA, with Gilead. A first patient was dosed for the Phase 1 trial in June 2024.
•
In October 2024, we reported the first preliminary clinical case study of the IDE397 and Trodelvy combination in MTAP-deletion UC at ENA 2024, including a partial response by RECIST 1.1 in a patient case report with a genetic co-alteration of MTAP-deletion and a FGFR3-TACC3 fusion, and rapid and deep first-evaluation molecular responses, or MRs, with ctDNA reduction of greater than 95% observed. The partial response reported at ENA 2024 has confirmed by RECIST 1.1. We are targeting a Phase 1/2 expansion in the first quarter of 2025 and a clinical data update for the Phase 1 trial in MTAP-deletion UC in 2025.
•
In February 2025, we expanded our clinical study collaboration and entered into a Clinical Study Collaboration and Supply Agreement, or the Second Gilead CSCSA, to evaluate the IDE397 and Trodelvy combination in MTAP-deletion NSCLC.
•
We were collaborating with Amgen to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP-deletion, in an Amgen-sponsored clinical trial pursuant to our Clinical Trial Collaboration and Supply Agreement with Amgen, or the Amgen CTCSA. We and Amgen mutually agreed to wind down the IDE397 and AMG 193 clinical combination study in February 2025 and will not pursue dose expansion.
•
In October 2024, we presented a preclinical poster presentation on the antitumor activity by combinatorial inhibition of MAT2A and PRMT5 in MTAP-deleted tumors at the EORTC-NCI-AACR Symposium, or ENA 2024. We are targeting to enable our wholly-owned clinical combination of IDE397 and IDE892, our potential best-in-class MTA-cooperative PRMT5 inhibitor development candidate, in the second half of 2025 in MTAP-deletion NSCLC.

IDE849 / SHR-4849 (DLL3 ADC program)

•
In December 2024, we entered into an exclusive License Agreement, or the Hengrui Pharma License Agreement, with Jiangsu Hengrui Pharmaceuticals Co., Ltd., or Hengrui Pharma, pursuant to which Hengrui Pharma granted us an exclusive worldwide license outside of Greater China for IDE849 (SHR-4849), a potential first-in-class Phase 1 DLL3 TOP1i ADC. Under the terms of the Hengrui Pharma License Agreement, Hengrui Pharma is eligible to receive upfront and milestone payments totaling $1.045 billion, including a $75.0 million upfront fee, up to $200.0 million in development and regulatory milestone payments, plus commercial success-based milestones. Hengrui Pharma is also eligible to receive mid-single to low-double digit royalties on net sales outside of Greater China.

•
IDE849 is currently being evaluated by Hengrui Pharma in an ongoing Phase 1 trial in China in small cell lung cancer, or SCLC, patients. In preliminary results from the trial, 8 out of 11 evaluable patients achieved partial response by RECIST 1.1. In January 2025, Hengrui Pharma selected expansion doses for the Phase 1 trial.
•
We are planning on submitting a U.S. IND for the evaluation of IDE849 as a monotherapy in SCLC in the first half of 2025. We are also targeting to initiate the evaluation of IDE849 in combination with IDE161 and in neuroendocrine tumors, or NETs in the second half of 2025. A clinical data update is targeted in 2025.

IDE275 / GSK959 (WRN Program - High Microsatellite Instability)

•
In October 2024, GSK initiated a Phase 1 clinical trial for IDE275 (GSK959), following the submission of the GSK-sponsored IND and FDA allowance to proceed with the clinical trial. IDE275 (GSK959) targets the helicase domain of the Werner, or WRN, protein, for patients having tumors with high microsatellite instability, or MSI-High. GSK will lead clinical development for the Werner Helicase program.
•
We earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK959) in October 2024. We previously earned an earlier milestone of $3.0 million in October 2023 in connection with IND-enabling studies. We have the potential to earn up to an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

IDE161 (HRD, including BRCA)

•
IDE161 is our potential first-in-class, small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor. We are progressing with enrollment of patients having tumors with homologous recombination deficiency, or HRD, into the Phase 1 expansion portion of the Phase 1/2 clinical trial. We selected an initial Phase 1/2 monotherapy expansion dose for IDE161 in endometrial cancer, based on AE profile and preliminary efficacy observed. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial.
•
In March 2024, we entered into a Clinical Trial Collaboration and Supply Agreement, or the Merck CTCSA, with Merck (known as MSD outside of the United States and Canada). We are evaluating IDE161 in combination with Merck's anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with MSI-High, and microsatellite stable, or MSS, endometrial cancer.
•
In December 2024, the first patient was dosed with IDE161 in combination with KEYTRUDA in the Company-sponsored Phase 1 clinical trial. We are targeting a Phase 1 expansion in MSI-High and MSS endometrial cancer in 2025.
•
In October 2024, we presented preclinical results on the IDE161 and ADC combination rationale as a poster at ENA 2024. We are targeting clinical combination(s) of IDE161 with TOP1i-ADCs in solid tumors in 2025.
•
We received Fast Track Designations from the FDA in September 2023 for IDE161, specifically for the treatment of (i) adult, pretreated, platinum-resistant advanced or metastatic ovarian cancer patients having tumors with BRCA1/2 mutations and (ii) adult, pretreated, advanced or metastatic hormone receptor positive, or HR+, Her2- and BRCA1/2 mutant breast cancer patients.

IDE705 / GSK101 (Pol Theta Program - HR mutations, including BRCA, or HRD)

•
Enrollment is ongoing in the Phase 1 dose escalation portion of the GSK-sponsored study. IDE705 (GSK101) targets the helicase domain of the Pol Theta protein for patients having solid tumors with BRCA or other mutations associated with HRD. GSK is leading clinical development of IDE705 (GSK101). GSK is clinically evaluating IDE705(GSK101) in a GSK-sponsored dose escalation trial in combination with niraparib, the GSK small molecule inhibitor of poly-(ADP-ribose) polymerase, or PARP, in solid tumors.

•
In August 2023, we earned a $7.0 million payment for a milestone based on acceptance of the IND by the FDA. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support the evaluation of IDE705 (GSK101).
•
We have the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

IDE892 (MTA-cooperative PMRT5 inhibitor)

•
In December 2024, we selected IDE892, a potential best-in-class MTA-cooperative PRMT5 inhibitor, as a development candidate. IDE892 is a potent and selective MTA-cooperative PRMT5 inhibitor with favorable ADME properties, demonstrating robust MTAP deletion-specific pathway suppression and highly durable antitumor activity in combination with IDE397 IND-enabling studies.
•
Subject to successful completion of ongoing IND-enabling studies for IDE892, we are targeting an IND submission in mid-year 2025. We are also targeting to enable our wholly-owned clinical combination of IDE397 and IDE892 in the second half of 2025 in MTAP-deletion NSCLC.

IDE034 (B7H3 / PTK7 BsADC program)

•
In July 2024, we entered into an Option and License Agreement, or the Biocytogen Option and License Agreement, with Biocytogen Pharmaceuticals (Beijing) Co., Ltd., (Biocytogen, HKEX: 02315), or Biocytogen, pursuant to which Biocytogen granted us an option for an exclusive worldwide license for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload bispecific antibody drug conjugate, or BsADC, program, or the Option.
•
In November 2024, we announced the selection of IDE034, a potential first-in-class B7H3/PTK7 topo-I-payload BsADC, as a development candidate and the exercise of the Option. Pursuant to the Biocytogen Option and License Agreement, we paid Biocytogen an upfront fee and exercise fee for the Option totaling $6.5 million.
•
Subject to the successful completion of ongoing IND-enabling studies for IDE034, we are targeting an IND submission in the second half of 2025.
•
Biocytogen is eligible to receive total potential upfront, option exercise and milestone payments equal an aggregate of $406.5 million, including development and regulatory milestones of $100.0 million.

IDE251 (KAT6/7 inhibitor)

•
In December 2024, we selected IDE251, a potential first-in-class KAT6/7 inhibitor, as a development candidate. IDE251 is an equipotent, highly selective, small molecule dual inhibitor of the lysine acetyltransferase (KAT) 6 and 7, both of which have been shown to support cancer cell survival.
•
Subject to the successful completion of ongoing IND-enabling studies for IDE251, we are targeting an IND submission in the second half of 2025.

Precision Medicine Research Platform

•
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
•
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

Darovasertib – PKC Inhibitor Clinical Candidate in Uveal Melanoma

Darovasertib (IDE196) is our most advanced clinical-stage product candidate, which we in-licensed from Novartis. Darovasertib is a potent, selective small molecule inhibitor of PKC, which we are developing for genetically defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We have enrolled over 230 patients as of February 7, 2025 and have opened multiple clinical sites, including international sites, in our potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002. The purpose of the clinical trial is to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having MUM with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of the Second Pfizer Agreement with Pfizer.

In December 2024, we announced the recommendation of a move-forward dose and the completion of the Part 2a dose optimization for the potential registration-enabling Phase 2/3 trial evaluating the combination of darovasertib and crizotinib in the first-line, or 1L setting in patients with HLA-A2(-) MUM.

We are enrolling additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001.

We are targeting a median OS readout from our Phase 2 clinical trial, designated as IDE196-001, in approximately 40 1L MUM patients in 2025.

We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma,” or NADOM, led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.

We have enrolled 95 patients as of December 31, 2024 in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary UM with ongoing enrollment and multiple clinical sites open. In September 2024, we announced interim clinical data from the ongoing Phase 2 Company-sponsored trial and provided a regulatory update on a registrational trial based on a Type C meeting held with the FDA.

In June 2024, we announced interim clinical data from the ongoing investigator-sponsored Phase 2 trial of darovasertib as neoadjuvant/adjuvant treatment in UM, which was included in an oral presentation at the American Society of Clinical Oncology, or ASCO, 2024 Annual Meeting, and preliminary clinical data from our Phase 2 trial of darovasertib for neoadjuvant UM.

ASCO 2024 Clinical Data from Investigator-Sponsored Phase 2 Trial

In our ongoing investigator-sponsored Phase 2 trial of darovasertib as neoadjuvant/adjuvant treatment in UM, 15 patients planned for enucleation with localized UM were treated twice daily with a 300 mg dose of darovasertib in the Phase 2 investigator-sponsored clinical trial as of May 14, 2024. An initial safety cohort of three patients was treated for one month, and the remaining 12 patients were treated in an expansion cohort for up to six months with darovasertib as neoadjuvant treatment prior to their primary intervention (enucleation, plaque brachytherapy or external beam radiotherapy, or EBRT) across three Australian centers. As of May 14, 2024, 13 patients had completed neoadjuvant darovasertib treatment, 11 patients received adjuvant darovasertib treatment after primary treatment of UM, with five patients completing the planned six months of therapy. As of May 14, 2024, 75% (nine out of 12 enucleation patients) had confirmed preservation of the eye, by conversion from planned enucleation to plaque brachytherapy or EBRT, and approximately 67% (eight out of 12 enucleation patients) observed greater than 30% tumor shrinkage (maximum tumor volume change) after six months. Median tumor shrinkage (maximum tumor volume change) in the 12 enucleation patients was approximately 47% after six months. The darovasertib monotherapy neoadjuvant treatment had a manageable AE profile with no drug-related serious adverse events, or SAEs, observed in the investigator-sponsored Phase 2 trial. Drug-related AEs in the trial were predominantly Grade 1 or Grade 2, and 20% of patients reported at least one drug-related Grade 3 AE.

Company-Sponsored Phase 2 Trial

In September 2024, we provided a clinical data update in which we observed encouraging clinical activity in our Phase 2 Company-sponsored trial. Collectively with the IST trial, the clinical efficacy data from the Phase 2 Company-sponsored trial substantiate clinical proof of concept for the use of darovasertib in the neoadjuvant uveal melanoma setting. The Phase 2 Company-sponsored trial used a data cutoff date of August 15, 2024, with an enrollment cutoff date of May 13, 2024.

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

We are pursuing a clinical strategy for darovasertib to broadly address UM, alternatively referred to as ocular melanoma, in both primary and metastatic settings. Greater than 90% of UM patients have tumors harboring GNAQ or GNA11 mutations. There are no FDA-approved systemic therapies for primary UM, as either neoadjuvant or adjuvant therapies. There are likewise no FDA-approved therapies for patients having MUM with HLA-A*02:01 negative, or HLA-A2(-), serotype. These primary UM patients and HLA-A2(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients. We have a separate, independent clinical strategy to address HLA-A*02:01 positive, or HLA-A2(+), MUM patients.

The potentially addressable patient population for MUM is estimated to include an annual incidence of approximately 4,500 patients across the United States and Europe. (Neo)Adjuvant UM represents a significant expansion opportunity for darovasertib – with a potential annual incidence of approximately 12,000 patients aggregate in North America, Europe and Australia.

We own or control all commercial rights in our darovasertib program in UM, including in MUM and in primary UM, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

Darovasertib – Potential Registration-Enabling Clinical Trial in First-Line HLA-A2(-) MUM

The protocol of the Phase 2/3 clinical trial design incorporates guidance and feedback following our Type C meeting with the FDA in March 2023. This protocol includes an integrated Phase 2/3 open-label study-in-study design in first-line MUM patients with an HLA-A2(-) serotype. The clinical trial design employs a Phase 2 portion with median progression free survival, or PFS, as a primary endpoint for potential accelerated approval. Patients enrolled in Phase 2 will continue on treatment within the same study and will be considered, together with additional enrolled patients, to evaluate OS as the primary endpoint of the Phase 3 confirmatory portion of the clinical trial to support a potential full approval.

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

Patients enrolled in Phase 2 at the selected dose would continue on treatment and be included in the Phase 3 study analysis, supplemented by enrollment of approximately 120 additional patients into the Phase 3 portion of the clinical trial, with 2:1 randomization on the same basis as the Phase 2 portion. Efficacy data from the Phase 3 could support potential full approval using median OS as a primary endpoint.

In December 2024, we announced the recommendation of a move-forward dose and the completion of the Part 2a dose optimization for the potential registration-enabling Phase 2/3 trial evaluating the combination of darovasertib and crizotinib in the 1L setting in patients with HLA-A2(-) MUM.

In May 2023, we expanded our relationship with Pfizer to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM by entering into Amendment No. 1 to the Second Pfizer Agreement. Under Amendment No. 1 to the Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost.

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

We are enrolling additional HLA-A2(+) MUM patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001. This strategy demonstrates our commitment to fully address the high unmet medical need in MUM. Such clinical trial data from darovasertib and crizotinib combination treatment in HLA-A2(+) MUM could support publication and potential inclusion in NCCN Clinical Practice Guidelines in Oncology.

Darovasertib – Orphan Drug Designation in UM and Fast Track Designation in MUM

In April 2022, the FDA designated darovasertib as an Orphan Drug in UM, including primary and metastatic disease. Under an Orphan Drug designation, darovasertib may be entitled to certain tax credits for qualifying clinical trial expenses, exemption from certain user fees and, subject to FDA approval of a New Drug Application, or NDA, for darovasertib in UM, eligibility for seven years of statutory marketing exclusivity during which the FDA is prohibited from approving a subsequent same drug for the same rare disease or condition except in limited circumstances, such as a subsequent drug that demonstrates clinical superiority. As an FDA-designated Orphan Drug, darovasertib may also be excluded from certain mandatory price negotiation provisions of the 2022 Inflation Reduction Act, if approved for a single indication only.

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

We have enrolled 95 patients as of December 31, 2024 in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary UM with ongoing enrollment and multiple clinical sites open. The purpose of the clinical trial is to evaluate single-agent darovasertib as neoadjuvant treatment of primary UM prior to primary interventional treatment of enucleation or radiation therapy and also as adjuvant therapy following the primary treatment. An amendment to the study protocol was submitted to the FDA in July 2024 to enable dosing of darovasertib therapy up to 12 months.

We are additionally supporting evaluation of darovasertib as (neo)adjuvant therapy in primary UM in the ongoing NADOM IST. Pursuant to an as-amended protocol for the NADOM study, UM patients who would otherwise undergo enucleation are instead treated with single agent darovasertib as neoadjuvant treatment for up to six months or maximum benefit. This reflects an increase in potential treatment duration versus the initial approach of one month neoadjuvant therapy, following which these patients will undergo a primary interventional treatment. Patients will subsequently be treated with darovasertib for up to six months as follow-up adjuvant therapy after the primary interventional treatment.

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

We are enrolling patients into a Phase 1/2 clinical trial, designated as IDE397-001, to evaluate IDE397 for patients having certain tumors with MTAP gene deletion. We are proceeding with enrollment of MTAP-deletion patients into a monotherapy Phase 1/2 expansion cohort with an initial focus on high priority solid tumor types, including UC and NSCLC. We have selected a move-forward Phase 2 expansion dose for IDE397 monotherapy in MTAP-deletion UC and NSCLC, based on AE profile and preliminary clinical efficacy observed, including multiple partial responses by RECIST 1.1.

Company-Sponsored Phase 1/2 Monotherapy Expansion in MTAP-Deletion Urothelial and Lung Cancer

In July 2024, we announced clinical data for the IDE397 Phase 1/2 monotherapy expansion dose demonstrating preliminary clinical efficacy in heavily pre-treated MTAP-deletion UC and NSCLC patients. The patients evaluated had a median of two prior lines of therapy, ranging from one to seven prior lines of treatment. The reported Phase 1/2 clinical data were based on 18 evaluable MTAP-deletion patients, including seven UC patients, four adenocarcinoma squamous NSCLC patients, and seven squamous NSCLC patients at the expansion dose of 30 mg once-a-day, or QD, of IDE397. In the interim update for 18 evaluable patients, with a data analysis cutoff date of June 21, 2024, we reported an overall response rate of approximately 39% (one complete response and six partial responses by RECIST 1.1 evaluation), which included two unconfirmed partial responses (one UC patient that had a 100% tumor reduction in the target lesion at the last CT-scan assessment and one adenocarcinoma squamous NSCLC patient which were both confirmed in our October 2024 update). We also observed a disease control rate of 94%, including one complete response, six partial responses and ten stable disease by RECIST 1.1 evaluation. In addition, we observed tumor shrinkage in 14 of the 18 evaluable patients. 11 of the evaluable patients are still on treatment and five of the seven responses by RECIST 1.1 evaluation remain in response. We also reported a ctDNA molecular response, or MR, rate of 81%, representing 13 of 16 reportable patients with 50% or greater ctDNA reduction (several quality control failures of patient samples precluded the other patients from MR analysis).

Regarding safety data, we also reported a favorable AE profile at the 30 mg QD expansion dose. Approximately 5.6% of patients experienced a Grade 3 or higher drug-related AE at the 30 mg QD dose, represented by one instance of Grade 3 asthenia, and no drug-related SAEs were observed. We observed no drug-related AEs leading to discontinuations, and one non-evaluable patient discontinued due to rapid clinical progression of cancer fatigue and drug-unrelated AEs in the first cycle of treatment. We anticipate that the favorable AE profile and dosing convenience of a 30 mg QD tablet has the potential to enable long-term dosing and combination development.

In October 2024, we announced Phase 1 expansion data for IDE397 in MTAP-deletion UC and NSCLC patients in a late breaker abstract oral presentation at the 36th edition of the EORTC-NCI-AACR Symposium, or ENA 2024, in Barcelona, Spain. The patients evaluated had a median of two to three prior lines of therapy, ranging from one to seven prior lines of treatment. The reported clinical data were based on 27 evaluable MTAP-deletion patients, including 10 UC patients, nine adenocarcinoma NSCLC patients, and eight squamous NSCLC patients at the expansion dose of 30 mg QD of IDE397. In the update of 27 evaluable patients, with a data analysis cutoff date of August 22, 2024, we reported an overall response rate of approximately 33% (one complete response and eight partial responses by RECIST 1.1 evaluation). Nine of nine responses were confirmed by RECIST 1.1, including four UC patients, of which one was a complete response, three squamous NSCLC patients, and two adenocarcinoma NSCLC patients. Two patients were confirmed after the data cutoff date. We also observed an overall response rate by RECIST 1.1 evaluation by solid tumor type. For MTAP-deletion UC patients, the confirmed overall response rate was 40%, or 4 out of 10 patients, for MTAP-deletion squamous NSCLC patients, the confirmed overall response rate was approximately 38%, or 3 out of 8 patients, and for MTAP-deletion adenocarcinoma NSCLC patients, the confirmed overall response rate was approximately 22%, or 2 out of 9 patients. In addition, we observed a disease control rate of 93%, including one complete response, eight partial responses and 16 stable disease by RECIST 1.1 evaluation, reflecting 25 of 27 evaluable patients with stable disease or better. Of the 27 evaluable patients, 15 are still on treatment. The median duration of treatment has not been reached and is greater than 6.2 months. The median time to response is approximately 2.7 months. The median duration of response and median progression free survival data is still immature. Three UC patients were on treatment greater than 250 days, four squamous NSCLC patients were on treatment greater than 200 days, and three adenocarcinoma NSCLC patients were on treatment greater than 200 days. We also reported a ctDNA MR rate of 81%, representing 17 of 21 reportable patients with 50% or greater ctDNA reduction and approximately 33%, representing 7 of 21 reportable patients, with a deep 90% or greater ctDNA reduction (several quality control failures of patient samples precluded the other patients from MR analysis). All 17 MRs were rapid occurring at the first ctDNA sample analysis.

We continued to report favorable AE profile at the 30 mg QD expansion dose. Approximately 18% of patients experienced a Grade 3 or higher drug-related AE at the 30 mg QD dose, and no drug-related SAEs were observed. No drug-related AEs leading to discontinuations were observed. We anticipate that the favorable AE profile and dosing convenience of a 30 mg QD tablet has the potential to enable long-term dosing and combination development, including with MTA-cooperative PRMT5 inhibitors and topoisomerase payload ADCs.

We are collaborating with Gilead to clinically evaluate IDE397 and Trodelvy (sacituzumab-govitecan-hziy), Gilead’s Trop-2 directed ADC combination, in patients having MTAP-deletion UC, in our Phase 1 clinical trial pursuant to the Gilead CSCSA, with Gilead.

A first patient was dosed for the Phase 1 trial in June 2024. The Phase 1 clinical trial is evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with Trodelvy in MTAP-deletion UC patients (NCT04794699). Pursuant to the Gilead CSCSA, we and Gilead retain the commercial rights to our respective compounds, including with respect to use as a monotherapy or combination agent. We are the study sponsor and Gilead will provide the supply of Trodelvy. IDE397 monotherapy or in combination with Trodelvy has not been approved by any regulatory agency, and the efficacy and safety of this combination has not been established.

In October 2024, we reported the first preliminary clinical case study of the IDE397 and Trodelvy combination in MTAP-deletion UC at ENA 2024, including a partial response by RECIST 1.1 in a patient case report with a genetic co-alteration of MTAP-deletion and a FGFR3-TACC3 fusion, and rapid and deep first-evaluation MRs with ctDNA reduction of greater than 95% observed. The partial response reported at ENA 2024 has confirmed by RECIST 1.1. We are targeting a Phase 1/2 expansion in the first quarter of 2025 and a clinical data update for the Phase 1 trial in MTAP-deletion UC in 2025.

In February 2025, we expanded our clinical study collaboration and entered into the Second Gilead CSCSA to evaluate the IDE397 and Trodelvy combination in MTAP-deletion NSCLC.

We were collaborating with Amgen to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to the Amgen CTCSA. We and Amgen mutually agreed to wind down the IDE397 and AMG 193 clinical combination study in February 2025 and will not pursue dose expansion.

In October 2024, we presented a preclinical poster presentation on the antitumor activity by combinatorial inhibition of MAT2A and PRMT5 in MTAP-deleted tumors at the EORTC-NCI-AACR Symposium, or ENA 2024. We are targeting to enable our wholly-owned clinical combination of IDE397 and IDE892, our potential best-in-class MTA-cooperative PRMT5 inhibitor development candidate, in the second half of 2025 in MTAP-deletion NSCLC.

There are currently no FDA-approved therapies for patients with MTAP-deletion solid tumors, highlighting the unmet medical need. The priority MTAP-deletion solid tumor types for the IDE397 Phase 1/2 monotherapy program are UC and NSCLC. MTAP-deletion prevalence has been reported at over 15% in NSCLC and over 25% in UC, based on The Cancer Genome Atlas, or TCGA, database. We estimate that the MTAP-deletion annual incidence in the United States in NSCLC and UC is approximately 48,000 patients, based on the 2024 Surveillance, Epidemiology, and End Results database. In addition, there are several potential expansion MTAP-deletion solid tumor types that are also being considered for monotherapy and combination development, including pancreatic, head and neck, gastric, and squamous esophageal cancer, among others. Based on the TCGA database, MTAP-deletion prevalence in pancreatic, head and neck, gastric and squamous esophageal cancer represents an aggregate U.S. annual incidence of approximately 27,000 patients.

We own all rights, title, and interest in and to IDE397 and IDE892, including all worldwide commercial rights thereto.

IDE849 (DLL3) Program with Hengrui Pharma

In December 2024, we entered into the Hengrui Pharma License Agreement, pursuant to which Hengrui Pharma granted us an exclusive worldwide license outside of Greater China, for IDE849 (SHR-4849), a potential first-in-class Phase 1 DLL3 TOP1i ADC. DLL3 has been reported to be expressed in multiple solid tumor types, including in SCLC and Neuroendocrine Tumors at approximately 85% and 20-40%, respectively. DLL3 has limited extracellular expression in normal tissues, making it a promising therapeutic target in these tumor types, for which there remains significant unmet medical need.

IDE849 has shown promising antitumor activity in preclinical studies, including tumor regression as a monotherapy in multiple models. IDE849 is currently being evaluated by Hengrui Pharma in an ongoing Phase 1 trial in China in SCLC patients. In the ongoing Phase 1 dose escalation, IDE849 has reached therapeutic dose levels where multiple partial responses have been observed as of the data cut-off date of December 10, 2024. Among 11 evaluable SCLC subjects treated at therapeutic dose levels, 8 partial responses by RECIST 1.1 were observed, resulting in an overall response rate of ~73% (including both confirmed and unconfirmed responses, with all unconfirmed responses pending further evaluation). As of the data cut-off date, treatment related adverse events, or TRAEs were predominantly Grade 1 or 2. The Phase 1 dose escalation is ongoing with no reported drug-related discontinuations, and the maximum tolerated dose has not yet been reached. The most common TRAEs observed were white blood cell count decreased, anemia, neutrophil count decreased, nausea and platelet count decreased. In January 2025, Hengrui Pharma selected expansion doses for their Phase 1 trial.

We are planning on submitting a U.S. IND for the evaluation of IDE849 as a monotherapy in SCLC in the first half of 2025. We are also targeting to initiate the evaluation of IDE849 in combination with IDE161 and in NETs in the second half of 2025. A clinical data update is targeted in 2025.

Under the terms of the Hengrui Pharma License Agreement, Hengrui Pharma is eligible to receive upfront and milestone payments totaling $1.045 billion, including a $75.0 million upfront fee, up to $200.0 million in development and regulatory milestone payments, plus commercial success-based milestones. Hengrui Pharma is also eligible to receive mid-single to low-double digit royalties on net sales outside of Greater China.

IDE275 (GSK959) – WRN Inhibitor in Tumors with High Microsatellite Instability

We discovered IDE275 (GSK959), our Werner, or WRN, Helicase inhibitor clinical development candidate and evaluated IDE275 (GSK959) in preclinical studies in collaboration with GSK. IDE275 (GSK959) targets WRN for patients having tumors with MSI-High.

WRN protein is a RecQ enzyme involved in the maintenance of genome integrity. Germline loss of function mutations in WRN lead to premature aging and pre-disposition to cancer. Microsatellite instability is a change in the DNA content of a tumor cell in which the number of repeats of microsatellites, short repeated sequences of DNA, differ as cells divide. MSI-High is present in about 15% of gastrointestinal tumor cancers, including in approximately 22% of stomach adenocarcinoma and 16% of colorectal cancer. Tumors with MSI-High are routinely assessed in multiple diagnostic profiling tests.

WRN is a protein having several functional domains, and we have shown that the helicase functional domain of WRN is responsible for this synthetic lethal interaction, as reflected in our publication in Cell Press – iScience, Werner Syndrome Helicase is Required for the Survival of Cancer Cells with Microsatellite Instability (March 2019).

We have demonstrated preclinical in vivo efficacy with tumor regression and PD response in a relevant MSI-High model. We have observed selectivity of our Werner Helicase inhibitor and validation of the synthetic lethal relationship to tumors with MSI-High over tumors with MSS based on a lack of in vivo pharmacological response in relevant MSS xenograft models.

We, in collaboration with GSK, received IND clearance for IDE275 (GSK959), a potential first-in-class WRN inhibitor, in October 2024 to enable first-in-human clinical evaluation of IDE275 (GSK959) for patients having tumors with MSI-High. GSK will lead clinical development for the Werner Helicase program. GSK is responsible for 80% of global research and development costs, and we are responsible for 20% of such costs. GSK holds a global, exclusive license to develop and commercialize the Werner Helicase Inhibitor DC.

In October 2023, we achieved and earned a $3.0 million milestone in connection with IND-enabling studies. In October 2024, we earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK 959). We have the potential to earn up to an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion. We are also eligible to receive further aggregate late-stage development and regulatory milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

IDE161 – PARG Inhibitor in Tumors with Homologous Recombination Deficiency

We are evaluating IDE161, a small molecule inhibitor of PARG, in a Phase 1/2 clinical trial, designated as IDE161-001 for patients having tumors with HRD and potentially other genetic and/or molecular signatures. PARG is a novel target in a clinically validated biological pathway. PARG functions as a regulator of DNA repair in the same biochemical pathway as PARP. PARG hydrolyzes PAR chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. PARG is a mechanistically distinct target relative to PARP.

We are progressing with enrollment of patients having tumors with HRD into the Phase 1 expansion portion of the Phase 1/2 clinical trial. The selection of an initial Phase 1/2 monotherapy expansion dose has been made in endometrial cancer. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial.

In September 2023, we received Fast Track Designation from the FDA for IDE161 for the treatment of adult patients having advanced or metastatic ovarian cancer with germline or somatic BRCA 1/2 mutations who are platinum resistant and have received prior antiangiogenic and PARP inhibitor therapies and for the treatment of adult patients having advanced or metastatic HR+, Her2- breast cancer with germline or somatic BRCA 1/2 mutations who have progressed following treatment with at least one line of a hormonal therapy, a CDK4/6 inhibitor therapy and a PARP inhibitor therapy.

Under each Fast Track designation, the IDE161 development program in BRCA1/2 mutant (m) breast and ovarian cancers is eligible for various expedited regulatory review processes, including generally more frequent FDA interactions (e.g., meetings, written communications), potential eligibility for rolling review, accelerated approval, and priority review of a future NDA.

In March 2024, we entered into the Merck CTCSA with Merck (known as MSD outside of the United States and Canada). We are evaluating the combination of IDE161 and Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in patients with MSI-High and MSS endometrial cancer. Under the Merck CTCSA, Merck will provide KEYTRUDA® to us, and we will sponsor the Phase 1 clinical combination trial.

In December 2024, the first patient was dosed with IDE161 in combination with KEYTRUDA in the Company-sponsored Phase 1 clinical trial. The safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE161 in combination with KEYTRUDA is being evaluated as an arm in IDE161-001 (NCT05787587), a Company-sponsored Phase 1 trial of IDE161 in solid tumors. We are targeting a Phase 1 expansion in MSI-High and MSS endometrial cancer in 2025.

In October 2024, we presented preclinical results on the IDE161 and ADC combination rationale as a poster at ENA 2024. We are targeting clinical combination(s) of IDE161 with TOP1i-ADCs in 2025.

We entered into an exclusive license under the Evaluation, Option and License Agreement with Cancer Research Technologies Ltd., also known as Cancer Research United Kingdom, or CRT, and the University of Manchester, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

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

GSK is evaluating IDE705 (GSK101) in combination with niraparib, the GSK small molecule inhibitor of PARP for the treatment of patients having tumors with BRCA or other HRD, in a GSK-sponsored Phase 1 clinical trial. GSK has dosed the first patient, and enrollment is ongoing in the dose escalation portion of this study.

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

IDE892 – MTA-cooperative PMRT5 inhibitor

In December 2024, we announced the selection of IDE892, a potential best-in-class MTA-cooperative PRMT5 inhibitor. IDE892 was discovered through our iterative physics-based ligand design and optimization platform, and is a highly potent and selective MTA-cooperative PRMT5 inhibitor with best-in-class potential and favorable drug-like properties. IDE892 has demonstrated exceptionally selective antiproliferative activity in MTAP-deleted tumor cell models and durable complete responses in combination with MAT2A inhibitor IDE397 in challenging MTAP-deletion preclinical models.

IDE892 enables a wholly-owned clinical combination between the PRMT5 and MAT2A mechanisms and delivers potentially greater efficacy in MTAP-deletion solids tumors through this rational combination approach, including favorable potency, selectivity, and synergistic combination potential with MAT2A inhibitor IDE397.

Development of IDE892 is ongoing to support an IND filing to the FDA in mid-year 2025, subject to satisfactory completion of ongoing preclinical and IND-enabling studies.

IDE034 (B7H3/PTK7) program with Biocytogen

In July 2024, we entered into the Biocytogen Option and License Agreement, pursuant to which Biocytogen granted us an option for an exclusive worldwide license from Biocytogen to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program, or the Option. B7H3/PTK7 has been found to be co-expressed in multiple solid tumor types, including double-digit percent prevalence in lung, colorectal, and head and neck cancers, among others. Based on preclinical data, the potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program has the potential to be developed as a monotherapy agent and used in combination with multiple programs in our pipeline targeting DDR-based therapies, including our PARG inhibitor IDE161.

In November 2024, we announced the selection of IDE034, a potential first-in-class B7H3/PTK7 topo-I-payload BsADC, as a development candidate and the exercise of the Option. Under the terms of the Biocytogen Option and License Agreement, we paid Biocytogen an upfront fee and an exercise fee for the Option totaling $6.5 million.

We are targeting an IND submission to the FDA in the second half of 2025 for IDE034, subject to satisfactory completion of ongoing preclinical and IND-enabling studies.

Pursuant to our exercise of the Option, Biocytogen is eligible to receive additional development and regulatory milestone payments and commercial milestone payments, as well as low to mid single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million. Our royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

IDE251 - KAT6/7 inhibitor

In December 2024, we announced the selection of IDE251, a potential first-in-class KAT6/7 inhibitor. IDE251 is an equipotent, highly selective, small molecule dual inhibitor of the lysine acetyltransferase (KAT) 6 and 7, both of which have been shown to support cancer cell survival. IND-enabling studies to support the potential clinical evaluation of IDE251 monotherapy in patients with breast and lung cancers with 8p11 amplification are ongoing, as well as additional opportunities in the setting of lineage addiction. Based on our biomarker evaluation, 8p11 amplification prevalence is projected to be approximately 15% in breast cancer and 17.5% in squamous NSCLC.

IDE251 selectively inhibits both KAT6 and KAT7 while sparing other structurally similar KAT molecules. KAT6 and KAT7 are mechanistically intertwined epigenetic modulators of cell identity and lineage commitment programs corrupted by oncogenic transformation. Dual KAT6/7 inhibition with IDE251 delivers robust and durable anti-tumor activity, superior to KAT6 inhibition alone, in preclinical tumor models with 8p11 amplifications, as well as in biomarker selected indications dependent upon lineage-specific transcription factor activity.

We are targeting an IND submission to the FDA in the second half of 2025 for IDE251, subject to satisfactory completion of ongoing preclinical and IND-enabling studies.

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

Precision Medicine Research Platform

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

The drug discovery platform includes our proprietary chemical library, INQUIRE™, structure-based drug design enabled by extensive structural biology and crystallography capabilities with over 200,000 chemical compounds, and our proprietary content-based machine-learning engine, HARMONY™, providing effective and efficient molecular design and structure-activity-relationship, or SAR, cycles. We have deep research and development expertise in synthetic lethality – which represents an emerging class of precision medicine targets. We are applying these capabilities to develop a robust pipeline in precision medicine oncology.

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

Continue to efficiently develop our clinical-stage product candidates: darovasertib, IDE397, IDE849, IDE161, IDE275 (GSK959) and IDE705 (GSK101). We are evaluating darovasertib in combination with crizotinib in a potential registrational clinical trial in patients having MUM. We are also evaluating darovasertib as monotherapy in a Phase 2 clinical trial in primary UM and plan to initiate a Phase 3 potential registrational clinical trial in neoadjuvant UM in the first half of 2025. We are currently evaluating IDE397 in a Phase 2 monotherapy expansion cohort in patients with MTAP-deletion solid tumor types, including UC, and NSCLC. We are also evaluating IDE397 in combinations with PRMT5 inhibitors and with Trodelvy (sacituzumab-govitecan-hziy), Gilead’s Trop-2 directed ADC. We plan to evaluate IDE849 in a Phase clinical trial as a monotherapy and in combination with IDE161 in SCLC and NETs. We are currently evaluating IDE161 in a Phase 1 expansion trial in HRD, endometrial cancer and in combination with KEYTRUDA®, Merck’s anti-PD-1 therapy in MSI-High and MSS endometrial cancer.

Advance our preclinical pipeline of small molecule product candidates into clinical development. Our pipeline includes multiple preclinical research programs, including IDE892, a potential best-in-class MTA-cooperative PRMT5 inhibitor development candidate, IDE034, a potential first-in-class B7H3/PTK7 topo-I-payload BsADC development candidate, and IDE251, a potential first-in-class KAT6/7 inhibitor development candidate. We are continuing to invest in our earlier-stage preclinical programs and have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

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

Collaborate under our existing strategic partnerships and identify additional strategic collaborations to accelerate development timelines and maximize the commercial potential of our targeted product candidates. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities. We have entered into the Pfizer Agreements, as defined below, for the evaluation of darovasertib in combination with crizotinib in MUM. We are collaborating with Gilead to clinically evaluate IDE397 and Trodelvy (sacituzumab-govitecan-hziy), Gilead’s Trop-2 directed ADC combination, in patients having MTAP-deletion UC and NSCLC, in our Phase 1 clinical trial. We entered into the Merck CTCSA with Merck (known as MSD outside of the United States and Canada) to evaluate the combination of IDE161 with KEYTRUDA® (pembrolizumab) in patients with MSI-High and MSS endometrial cancer in a Phase 1 clinical trial. We have entered into a strategic partnership and collaboration with GSK for our synthetic lethality programs targeting Pol Theta and Werner Helicase pursuant to the GSK Collaboration Agreement. We also entered into two in-licensing agreements for ADCs with topoisomerase-I-inhibitor-payloads to enable combinations with our synthetic lethality programs with Hengrui Pharma for IDE849 and Biocytogen for IDE034. We will selectively evaluate strategic collaborations for our targeted product candidates with biopharmaceutical partners whose research, development, commercial, marketing, and geographic capabilities complement our own.

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

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. Exscientia is developing a PKC theta inhibitor in inflammatory diseases in Phase 1 studies. Varsity Pharma is preclinically evaluating a PKC inhibitor in CLL. Additionally, Windtree Therapeutics is advancing a preclinical-stage atypical PCK iota inhibitor, including both topical and oral formulations, for potential treatment of Basal Cell Carcinoma, or BCC. We are aware of other companies that are conducting research and development of potential therapies for primary UM or for MUM based on other targets and approaches. For example, Aura Biosciences is developing AU-011, a virus-like drug conjugate (VDC), as local treatment for early-stage choroidal melanoma. Immunocore is developing and commercializing Tebentafusp, also known under its branded name as Kimmtrak, for the treatment of adult patients with HLA-A*02:01-positive unresectable or MUM. iOnctura has initiated a Phase 2 trial for Roginolisib, an allosteric PI3K delta inhibitor, in 2L+ MUM. Novartis is developing DYP688, an ADC, with a GNAQ-11 inhibitor payload in a Phase 1/2 clinical trial in MUM. Additionally, Replimune has initiated a potentially registration-enabling trial for RP-2, an oncolytic immunotherapy.

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is evaluating a small molecule MAT2A inhibitor, designated as S95035, in a Phase 1 trial. Insilico Medicine and Beigene have also initiated Phase 1 trials for their small molecule MAT2A inhibitors called ISM3412 and SYH2039, respectively. Additionally, Anagenex, Genhouse Bio, Hanmi, ScinnoHub and SK Biopharma have small molecule MAT2A inhibitors in preclinical development.

For IDE849, our competitors include companies developing DLL3-targeting therapies using various therapeutic modalities, including bispecific T-cell engagers (BiTEs), antibody-drug conjugates (ADCs), chimeric antigen receptor (T-cell) therapies, and radiopharmaceuticals. Amgen received accelerated approval from the FDA in May 2024 for Tarlatamab (branded name Imdelltra), a DLL3-CD3 BiTE. Boehringer Ingelheim and Daiichi Sankyo are developing drugs with a similar mechanism of action, both in Phase 2 studies. We are aware of several companies developing DLL3 ADCs with topoisomerase-I-inhibitor-payloads in Phase 1 studies, including Zai Lab, Roche, Zhang Jiang, and Baili. In radiopharmaceuticals, Abdera initiated a Phase 1 clinical trial for ABD-147 at the end of 2024, and several other companies are pursuing preclinical development of DLL3-targeting radiotherapies.

For IDE161, 858 Therapeutics has initiated a Phase 1 clinical trial for its small molecule PARG inhibitor, ETX-19477. Danatlas received IND clearance for its PARG inhibitor, DAT-2645, in August 2024, and Evopoint received clearance from the NMPA in December 2024. Additionally, several companies are conducting preclinical research to develop PARG inhibitors, including Alivexis, Azkarra, FoRx, Nodus Oncology, Satya Pharma Innovations and SynRx.

For GSK101 (IDE705), Artios Pharma is developing a Pol Theta inhibitor, designated as ART-6043, in a Phase 1/2 study. Several other companies have initiated Phase 1 studies for Pol Theta inhibitors, including Moma Therapeutics, Repare Therapeutics, Varsity Therapeutics, Simcere, and SynRx. Additionally, Breakpoint Therapeutics and Danatlas have Pol Theta inhibitors in IND-enabling studies.

For GSK959 (IDE275), Novartis is evaluating a non-covalent Werner Helicase (WRN) inhibitor called HRO-761 in a Phase 1 trial. Roche is developing a covalent WRN inhibitor, designated as RG6457, in a Phase 1 trial. Additionally, several companies are conducting preclinical research to develop WRN inhibitors, including Eikon, Genhouse, Insilico, Nimbus, Puhe and Ryvu, among others.

For IDE892, we are aware of many companies developing PRMT5 inhibitors in both clinical and preclinical stages. The most advanced assets are currently in Phase 1/2 studies, including BMS-986504 from BMS, AMG-139 from Amgen, TNG462 from Tango, AZD-3470 from AstraZeneca, and BGB-58067 from Beigene. At least nine other companies have initiated Phase 1 clinical trials and more than fifteen companies are advancing preclinical PRMT5 inhibitors.

For BCG034, we are not aware of any other companies developing bispecific ADCs targeting both B7-H3 and PTK7; however, many companies are developing mono-antigen ADCs targeting either B7-H3 or PTK7. Merck and Hansoh are both evaluating B7-H3 ADCs in Phase 3 clinical trials. Several other companies have B7-H3 ADCs in earlier phases of clinical development, including Beigene, Duality, GSK, Innovent, Mabwell, MacroGenics, MediLink, and Minghui. Furthermore, Genmab, Kelun, and Day One are evaluating PTK7 ADCs in Phase 1 studies, and Lilly is advancing a preclinical PTK7 ADC.

For IDE251, we are not aware of other companies developing therapeutics directed to both KAT6 and KAT7; however, there are several companies developing drugs directed to KAT6. Pfizer is developing a KAT6A inhibitor, designated as PF-07248144, in a Phase 1 trial. Menarini also recently initiated a Phase 1 study for a KAT6A inhibitor called MEN-2312. Olema Oncology received IND clearance for a KAT6A/B inhibitor in December 2024 and is expected to begin a Phase 1 trial soon. Additionally, Isoterix and Qubit are developing preclinical KAT6A inhibitors.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies, as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Pfizer (Talzenna), GSK (Zejula) and Roche. Additionally, several other early-stage companies are developing synthetic lethality therapeutics, including 858 Therapeutics, Artios, Breakpoint Therapeutics, Eikon, FoRx Therapeutics, Repare Therapeutics, Ryvu Therapeutics, Tango, Vividion and Xpose.

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

As of January 26, 2025, we own or exclusively in-license patents and patent applications, comprising approximately 59 distinct patent families, protecting our technology across our pipeline. Excluding applications that we are not currently prosecuting, our portfolio consists of approximately 18 issued U.S. patents, approximately 35 pending U.S. applications, 22 pending applications under the Patent Cooperation Treaty, or PCT, 55 issued foreign patents and approximately 203 pending foreign applications in approximately 50 foreign jurisdictions, including without limitation countries included in major markets in North America, Europe, and Asia, each having expiration dates ranging from 2035 to 2045. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.

As of January 26, 2025, as relating to our PKC program, including darovasertib, we own or have exclusively in-licensed from Novartis patents and patent applications comprising approximately six issued U.S. patents, approximately 33 issued foreign patents, approximately nine pending U.S. applications, approximately four pending

PCT application, and approximately 33 pending applications in approximately 18 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These in-licensed patents and applications are directed to composition of matter, pharmaceutical compositions and methods of treatment, including treatment of UM. These solely owned or in-licensed patent applications, if granted, would expire between 2035 and 2045, without taking into account any applicable patent term adjustments or extensions. In addition, the PKC program portfolio includes two U.S. patent application and two PCT applications which are jointly owned with Pfizer directed to methods of treatment for certain combination treatments.

As of January 26, 2025, as relating to our MAT2A program, including IDE397, we own patents and patent applications comprising approximately four issued U.S. patents, approximately four issued foreign patent, approximately eight pending U.S. applications, approximately five pending PCT applications and approximately 50 pending foreign applications in approximately 28 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These solely owned or in-licensed patent applications, if granted, would expire between 2039 and 2044, without taking into account any applicable patent term adjustments or extensions. In addition, the MAT2A program portfolio also includes one pending PCT application directed to methods of treatment of cancer which is jointly owned with GSK pursuant to the GSK Collaboration Agreement; one pending US application, one pending PCT application, and two foreign applications directed to methods of treatment of cancer which is jointly owned with Amgen pursuant to the Amgen CTCSA; and one pending US application directed to methods of treatment of cancer which is jointly owned with Gilead pursuant to the Gilead CSCSA.

As of January 26, 2025, as relating to our PARG program, including IDE161, we own or have exclusively in-licensed from Cancer Research UK and University of Manchester, patents and patent applications comprising approximately three issued U.S. patents, approximately 14 issued foreign patents, approximately three pending U.S. application, and approximately 61 pending foreign applications in approximately 37 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These solely owned or in-licensed patent applications, if granted, would expire between 2035 and 2044, without taking into account any applicable patent term adjustments or extensions.

As of February 3, 2024, as relating to our Pol Theta program, GSK holds a global, exclusive license to develop and commercialize Pol Theta products arising out of the Pol theta program.

Our patent portfolio also supports programs in our synthetic lethality preclinical pipeline, including U.S. patent applications directed to composition of matter, pharmaceutical compositions and/or methods of treatment of cancer for each of our Pol Theta (HR), WRN (MSI-High), PRMT5, KAT6A/7, and certain next-generation SLT programs.

Strategic Relationships

We own or control all commercial rights in our three most advanced programs, each of which are clinical-stage programs – darovasertib, IDE397 and IDE161. We have entered into strategic relationships for these programs – for example, to in-license certain intellectual property rights or to enable evaluation of combination therapies, such as through combination drug supply or clinical trial collaborations to evaluate combinations. For darovasertib, we have an exclusive license agreement with Novartis and separately, we have established clinical trial collaboration and supply agreements with Pfizer in support of our clinical evaluation of darovasertib in combination with crizotinib in MUM. For IDE397, we entered into the Gilead CSCSA and the Second Gilead CSCSA to clinically evaluate IDE397 in combination with Trodelvy, the Gilead Trop-2 directed ADC, in patients having MTAP-deletion UC and NSCLC, respectively. For IDE161, we have an exclusive in-license agreement with Cancer Research UK and University of Manchester, and we entered into the Merck CTCSA to clinically evaluate IDE161 in combination with KEYTRUDA, the Merck anti-PD-1 therapy, in patients with endometrial cancer.

We have entered into a strategic partnership and collaboration with GSK for our synthetic lethality programs targeting Pol Theta and Werner Helicase, pursuant to the GSK Collaboration Agreement. We own all commercial rights to our earlier next-generation synthetic lethality programs, including IDE892 and IDE251, for which our small molecule compounds are being discovered and/or developed internally with our own resources, supplemented by certain service providers, such as CROs.

Additionally, in 2024, we entered into two in-licensing agreements for ADCs with topoisomerase-I-inhibitor-payloads to enable combinations with our synthetic lethality programs. Pursuant to the Biocytogen Option and License Agreement, we obtained an option to in-license IDE034, a preclinical B7H3/PTK7 bispecific ADC, and we subsequently exercised the option to obtain worldwide commercial rights to the molecule. We also entered into the Hengrui Pharma License Agreement for global development and commercial rights to IDE849, a DLL3-targeting ADC, outside of Greater China. Under the terms of the Biocytogen Option and License Agreement and the Hengrui Pharma License Agreement, Biocytogen and Hengrui Pharma provide development manufacturing services for the ADCs.

We have established collaborative relationships with other companies for access to their proprietary database of patient samples, and/or for their genetic screening services on their proprietary platform. We have established certain development manufacturing and service relationships with CMOs for darovasertib, IDE397, and IDE161, as well as our preclinical candidates IDE892 and IDE251. We have an agreement with STA Pharmaceutical Hong Kong Limited, or STA Pharmaceutical, and Yuhan Corporation for the synthesis of the API for darovasertib, and agreements with STA Pharmaceutical and Patheon Inc. for formulation and manufacturing of darovasertib drug product. We have an agreement with STA Pharmaceutical for the synthesis of the API, formulation and manufacturing of IDE397 drug product. We have an agreement with Pharmaron for the synthesis of the API, and with STA Pharmaceutical for the formulation and drug product manufacturing of IDE161, IDE892 and IDE251. We have established arrangements with CMOs as well for packaging, labeling and distribution of darovasertib, IDE397, and IDE161. We also have established clinical services relationship with CROs to support our conduct of clinical trials for our darovasertib, IDE397, and IDE161 programs.

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

Agreements

Clinical Trial Collaboration and Supply Agreements with Pfizer for Darovasertib

In March 2020, we entered into a Clinical Trial Collaboration and Supply Agreement with Pfizer, Inc., as amended in September 2020, April 2021, September 2021 and May 2023, or the Pfizer Agreement. Pursuant to the Pfizer Agreement, Pfizer supplies us with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, we are the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to us. The Pfizer Agreement provides that we and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

In March 2022, we and Pfizer entered into a Second Clinical Trial Collaboration and Supply Agreement (as amended in May 2023), or the Second Pfizer Agreement, pursuant to which we are evaluating darovasertib and crizotinib as a combination therapy in MUM in a planned Phase 2/3 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, we are the sponsor of the combination trial and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us for up to an agreed-upon number of MUM patients. We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, in March 2022, we and Pfizer also entered into a Third Clinical Trial Collaboration and Supply Agreement, or the Third Pfizer Agreement, pursuant to which we could, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we would have been the sponsor of the planned combination trial, and we would provide darovasertib and pay for the costs of the combination trial; Pfizer would provide crizotinib for the planned combination trial at no cost to us. Pursuant to Amendment No. 1 to the Second Pfizer Agreement, as described below, we and Pfizer terminated the Third Pfizer Agreement.

In May 2023, we continued our relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide us with an additional defined quantity of crizotinib at no cost.

We also expanded our relationship with Pfizer in May 2023 under an Amendment No. 1 to the Second Pfizer Agreement to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM. Under the as-amended Second Pfizer Agreement, Pfizer will provide us with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. The Third Pfizer Agreement has been terminated by us and Pfizer under Amendment No. 1 to the Second Pfizer Agreement.

In December 2024, we entered into Amendment No. 5 to the Pfizer Agreement for the supply of crizotinib in the Phase 1/2 clinical trial for Pfizer to provide us a defined quantity of crizotinib at defined costs.

Exclusive License Agreement with Novartis for Darovasertib

In September 2018, we entered into a license agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 PKC inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. We renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to us a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors, as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose.

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

Clinical Trial Collaboration and Supply Agreement with Amgen for IDE397

In July 2022, we entered into the Amgen CTCSA to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. We and Amgen mutually agreed to wind down the IDE397 and AMG 193 clinical combination study in February 2025 and will not pursue dose expansion.

Clinical Study Collaboration and Supply Agreement with Gilead for IDE397

In November 2023, we entered into the Gilead CSCSA to clinically evaluate IDE397 in combination with Trodelvy (sacacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion UC, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, we will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. We will bear all internal and external costs and expenses associated with the conduct of the combination study. We and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. We and Gilead each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent.

On February 12, 2025, we entered into the Second Gilead CSCSA with Gilead pursuant to which we and Gilead will collaborate on a portion of our Phase 1 study for the clinical evaluation of IDE397 in combination with Trodelvy, or the Combination Study, in certain patients with advanced solid tumors in lungs. Pursuant to the Second Gilead CSCSA, we are the sponsor of the Combination Study, and we will provide the IDE397 compound and pay for the costs of the Combination Study. Gilead will provide Trodelvy for the Combination Study at no cost to us. We and Gilead will jointly own clinical data from the Combination Study and all inventions relating to the combined use of IDE397 and Trodelvy. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent. We and Gilead will form a joint steering committee responsible for coordinating all regulatory and other activities under the Second Gilead CSCSA.

Clinical Trial Collaboration and Supply Agreement with Merck for IDE161

In March 2024, we entered into the Merck CTCSA with Merck (known as MSD outside of the United States and Canada) to evaluate the combination of IDE161 with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with MSI-High and MSS endometrial cancer. Pursuant to the Merck CTCSA, we are the sponsor of the combination study, and we will provide the IDE161 compound and pay for the costs of the combination study. Merck will provide KEYTRUDA at no cost to us. We and Merck will jointly own clinical data from the combination. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent.

Exclusive Option and License Agreement with Cancer Research UK and University of Manchester for IDE161

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

In January 2022, we exercised our option for an exclusive worldwide license covering a broad class of PARG inhibitors from Cancer Research Technology Ltd., or CRT, and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000.

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

We will be obligated to make payments to CRT aggregating up to a total of £19.5 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. We will also pay low single-digit tiered royalties, and potentially also sales-based milestones, to CRT based on net sales of licensed products. In addition, in the event we sublicense the intellectual property, we will also be obligated to pay CRT a specified percentage of any sublicense revenue.

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

Collaboration, Option and License Agreement with GSK for Pol Theta and Werner Helicase

In June 2020, we entered into the GSK Collaboration Agreement with GSK, pursuant to which we and GSK have entered into a collaboration for its synthetic lethality programs targeting MAT2A, Pol Theta and WRN. On July 27, 2020, we and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, and the GSK Collaboration Agreement became effective.

Pursuant to the GSK Collaboration Agreement, GSK paid us $100.0 million on July 31, 2020. As of December 31, 2024, GSK has made aggregate payments in the amount of $20.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

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

In June 2022, we announced the nomination of a Pol Theta Helicase Inhibitor development candidate, or DC, and in August 2022, we announced the achievement of an initial preclinical development milestone in connection with ongoing investigational new drug, or IND-enabling studies to support evaluation of Pol Theta Helicase Inhibitor DC, triggering a $3.0 million milestone payment, which we received in October 2022. An IND was submitted and was cleared by the FDA in August 2023 to enable clinical evaluation in combination with niraparib, triggering a $7.0 million milestone payment.

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

In October 2023, we earned a $3.0 million milestone from GSK in connection with IND-enabling studies for the Werner Helicase Inhibitor DC. In October 2024, we earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK 959). We have the potential to earn up to an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion. We are also eligible to receive further aggregate late-stage development and regulatory milestones of up to $465.0 million.

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

Option and License Agreement with Biocytogen for IDE034

In July 2024, we entered into the Biocytogen Option and License Agreement with Biocytogen, pursuant to which Biocytogen granted us an option for an exclusive worldwide license to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program, or the Option. Under the terms of the Biocytogen Option and License Agreement, we paid Biocytogen an upfront fee and, upon our exercise of the Option, an exercise fee totaling up to $6.5 million.

In November 2024, we announced the selection of IDE034, a potential first-in-class B7H3/PTK7 topo-I-payload BsADC, as a development candidate and the exercise of the Option. Pursuant to our exercise of the Option, Biocytogen is eligible to receive additional development and regulatory milestone payments and commercial milestone payments, as well as low to mid single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million. Our royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

We will have the right to terminate the Biocytogen Option and License Agreement for any reason or no reason upon ninety (90) days written notice to Biocytogen. Upon any termination of the Biocytogen Option and License Agreement after the exercise of the Option, the license granted to us will automatically terminate. We will have the right to sell any or all of the inventory of Licensed Products held by us as of the date of termination for a period of 12 months following such termination.

License Agreement with Hengrui Pharma for IDE849 (SHR-4849)

In December 2024, we entered into the Hengrui Pharma License Agreement with Hengrui Pharma, pursuant to which Hengrui Pharma granted us an exclusive worldwide license outside of Greater China to develop and commercialize SHR-4849, a novel DLL3-targeting topo-I-payload antibody drug conjugate.

Pursuant to the Hengrui Pharma License Agreement, Hengrui Pharma is eligible to receive upfront and milestone payments totaling $1.045 billion, including a $75.0 million upfront fee, up to $200.0 million in development and regulatory milestone payments, plus commercial success-based milestones. Hengrui Pharma is also eligible to receive mid-single to low-double digit royalties on net sales outside of Greater China.

The Hengrui Pharma License Agreement will continue in effect on a product-by-product and country-by-country basis until the expiration of the obligation to make payments under the Hengrui Pharma License Agreement with respect to such product in each country, unless earlier terminated by either party pursuant to its terms. Either party may terminate the Hengrui Pharma License Agreement upon mutual agreement or for the other party’s insolvency or certain uncured material breaches. We may terminate the Hengrui Pharma License Agreement for any reason upon certain notice to Hengrui Pharma.

Sales and Marketing

We intend to become a fully integrated, commercial stage biopharmaceutical company. This will enable us to realize our goal of delivering transformative medicines to patients in need. We currently hold worldwide commercialization rights for darovasertib, IDE397, and IDE161 and own or control all commercial rights outside of greater China for IDE849. We intend to retain significant rights in key markets. Considering our stage of development, we have not yet fully built our commercialization capabilities. We have begun planning for potential commercial operations, including for sales and marketing capabilities, subject to the results of our Phase 2/3 clinical trial for darovasertib.

We expect to initiate commercial readiness activities in anticipation of regulatory approvals. To enable our delivery of any approved medicines to patients, we plan to build our own sales force to commercialize them in the United States and potentially in Europe and other selected foreign countries. We believe a moderately sized specialty sales force, supported by effective marketing and sales management organizations, would enable us to reach healthcare practitioners who specialize in the care of the patient populations for darovasertib and our other product candidates. We may also enter into distribution and other marketing arrangements with third parties for any of our approved medicines to support their safe and effective use.

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

We have also established supply arrangements with one or more CMOs for each of our small molecule development programs and with Biocytogen and Hengrui Pharma for our in-licensed ADCs in support of our current clinical development needs.

Our lead product candidates darovasertib, IDE397, IDE275 (GSK 959), IDE161, IDE705 (GSK 101) are each small molecules that can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. We believe the synthetic chemistry is amenable to scale-up using standard manufacturing equipment and processes. We expect that the compounds being discovered and developed for our other pipeline programs and other future programs, can be produced at contract manufacturing facilities.

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

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected AEs, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or laboratory testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will require the sponsor to perform one or more adequate and well-controlled post-marketing confirmatory trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under the accelerated approval pathway if a trial required to verify the predicted clinical benefit fails to verify such benefit or if the applicant fails to conduct any required post-approval trial with due diligence. Recently, the Food and Drug Omnibus Reform Act, or FDORA, enacted as part of the year-end omnibus spending bill in December 2022, included several reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials.

Even if a product qualifies for one or more of these expedited development and review programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In November 2022, the FDA granted fast track designation to darovasertib in combination with crizotinib for treatment of adult patients with MUM, and in September 2023, the FDA granted two fast track designations to IDE161 for specific ovarian and breast cancer indications. We also expect to pursue breakthrough therapy designation and accelerated approval for darovasertib and may explore some of these opportunities for our other product candidates as appropriate.

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

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. A drug is a new chemical entity if the FDA has not previously approved any other drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2) of the FDCA, or 505(b)(2) NDA, submitted by another company for another drug that contains the same active moiety. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the NCE NDA holder.

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

FDA Regulation of Companion Diagnostics

We are collaborating or expect to collaborate with strategic partners or CMOs to manufacture and supply in vitro diagnostics to identify patients with biomarkers associated with the targeted therapeutics we are developing. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance.

Under the FDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of AEs and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Class II devices are those that are subject to General Controls, as well as Special Controls, which can include performance standards, guidelines and postmarket surveillance. Most Class II devices are subject to premarket review and clearance by the FDA under Section 510(k) of the FDCA. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics that do not raise different questions of safety or effectiveness than the predicate device. Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to new devices deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by General Controls and Special Controls. Therefore, these devices are generally subject to the premarket approval, or PMA, application process, which is generally more costly and time-consuming than the 510(k) process.

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

If the use of a companion diagnostic is essential to the safe and effective use of a drug product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. In July 2014, the FDA issued a final guidance document addressing the development and approval process for in vitro companion diagnostic devices. According to the guidance, for novel product candidates such as ours, a companion diagnostic device and its corresponding drug candidate should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to submit an IDE application for clinical testing of the device and comply with the applicable IDE requirements. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products. In December 2018, the FDA issued another draft guidance document to facilitate class labeling on in vitro companion diagnostic devices for oncology therapeutic products, under which a companion diagnostic’s labeling may identify a specific group or class of therapeutic products, rather than specific products, where scientifically appropriate.

The FDA generally requires sponsors developing companion diagnostics intended to select patients who will respond to a specific cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic, though 510(k) clearance or de novo classification are also possible. The FDA’s review of an in vitro companion diagnostic in conjunction with its review of a cancer therapeutic involves coordination between the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer than the 510(k) or de novo processes. PMAs must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

If a companion diagnostic is the subject of a de novo classification request in lieu of a PMA, the FDA is required to classify the device within 120 days following receipt of the de novo submission. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls sufficient to ensure a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. If the de novo request is granted, the new device may be legally marketed (in compliance with applicable regulatory controls), a new classification regulation for the device type will be established, and the device may serve as a predicate device for 510(k) submissions for future devices of the same type.

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

Regulation Outside the United States

To the extent that any of our product candidates, once approved, are sold in a foreign country, we would be subject to numerous and varying foreign laws and regulations regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, or MA, commercial sales and distribution of our products, and may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future products in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. There are two types of MAs:

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

In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the United States. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices, or IVD MDs, were regulated by the EU Directive on in vitro diagnostic medical devices (Directive No. 98/79/EC, as amended), or IVDD, which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices, as well as the vigilance procedure. IVD MDs had to comply with the requirements provided for in the IVDD, and with further requirements implemented at national level (as the case may be).

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

In the EU, similar developments may affect our ability to profitably commercialize our products, if approved. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

We established an internal human resources departments as part of our commitment to our human resources programs and our employee work experience, and we seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations. We draw from the largest pools of talent to help find the best people for our company. We believe the variety of experiences and perspectives of our employees bring to their work every day makes us stronger and more successful. As of December 31, 2024, females make up 45% of our workforce, 25% of our executive team, and 37.5% of our board of directors.

As of December 31, 2024, we had a total of 131 employees. Of these employees, 104 were primarily engaged in research and development activities and 27 were primarily engaged in general and administrative activities. Of our total employees, 98 hold biology, chemistry or other relevant scientific degrees, including 57 Ph.D’s. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were founded in June 2015 as a Delaware corporation. Our principal executive offices are located at 5000 Shoreline Court, Suite 300, South San Francisco, California 94080, and our telephone number is (650) 443-6209. Our website address is www.ideayabio.com.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the ongoing Ukraine-Russia conflict, the Israel Hamas conflict, or banking sector volatility and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Six of our product candidates, IDE397, darovasertib (IDE196), IDE161, IDE705/GSK101 and IDE275/GSK959 (both being developed by GSK under the GSK Collaboration Agreement), and IDE849/SHR-4849 (licensed from Hengrui Pharma) are currently in ongoing clinical trials.

We have had significant operating losses since our inception. Our net losses for the twelve months ended December 31, 2024 and 2023 were $274.5 million and $113.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $622.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. One of our product candidates is in late-phase clinical trials, two product candidates are in mid-phase clinical trials, and five product candidates are in early-stage clinical trials being conducted by us. We have multiple other product candidates in preclinical development, as well as early-stage research programs. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

•
timing and amount of any option exercise, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the GSK Collaboration Agreement;
•
timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement, including the License Agreement with Novartis, the Option and License Agreement with CRT and University of Manchester, the Option and License Agreement with Biocytogen Pharmaceuticals Co., Ltd.; and the License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd;
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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion.

We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, and commercialization of potentially approved drug products, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance darovasertib, IDE397, IDE161 and IDE849/SHR-4849 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenses will include our cost sharing obligations with GSK for research and development for our WRN program. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing clinical trials for IDE397, darovasertib, IDE161, and IDE849/SHR-4849;
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
•
the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreement, including under the License Agreement with Novartis or the Option and License Agreement with CRT and University of Manchester; Option and License Agreement with Biocytogen Pharmaceuticals Co., Ltd.; and License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd.;
•
the timing and amount of any option exercise, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the GSK Collaboration Agreement;
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

Our ability to raise additional funds will depend on financial, economic and other factors, including the ongoing effects of the COVID-19 pandemic, the Ukraine-Russia conflict, the Israel-Hamas conflict, and closure of or liquidity issues at financial institutions, many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Furthermore, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. If adequate funds are not available to us on a timely basis, we may be required to:

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

Our current product candidates are in various stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our product candidates, IDE397, darovasertib and IDE161, are in various stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given the current stages of development for our product candidates, it may be several years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

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

In connection with the GSK Collaboration Agreement, if GSK terminates any development program under its collaborations with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.

We have invested a significant portion of our time and financial resources in the development of multiple product candidates that are included in our strategic partnership and collaboration with GSK, under the GSK Collaboration Agreement entered into on June 15, 2020, or the GSK Collaboration Agreement. The programs currently included in the GSK Collaboration Agreement are the Pol Theta and WRN programs.

Under the GSK Collaboration Agreement, we will be eligible to receive from GSK future development and regulatory milestones of up to $475.0 million for the Pol Theta and $475.0 million for the WRN product, and commercial milestones of up to $475.0 million, with respect to the Pol Theta and WRN product. Additionally, we are entitled to receive 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of WRN products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We are entitled to receive tiered royalties on global net sales of Pol Theta products by GSK, its affiliates and their sublicensees ranging from high single digit to sub-teen double digit percentages, subject to certain customary reductions. We have a right to opt-out of the 50% U.S. net profit share and corresponding development cost share for the WRN program, and would be eligible to receive tiered royalties on U.S. net sales of WRN products by GSK, its affiliates and their sublicensees at the same royalty rates as for global non-U.S. net sales thereafter, with potential positive economic adjustments based on the stage of the WRN program, as applicable, at the time of opt-out. There is no guarantee that we will be able to successfully continue to advance the Pol Theta and WRN programs and receive regulatory filing milestone payments related to any Pol Theta or WRN product. GSK may terminate the entire GSK Collaboration Agreement or any collaboration program on a target-by-target basis for any or no reason upon written notice to us after expiration of a defined notice period. The GSK Collaboration Agreement or any program under the GSK Collaboration Agreement may also be terminated by either party for the other party’s insolvency or certain uncured breaches. We may terminate the GSK Collaboration Agreement if GSK or any of its sublicensees or affiliates challenge certain of our patents. Depending on the timing of any such termination we may not be entitled to receive the option exercise fees, or potential milestone payments, as these payments terminate with termination of the GSK Collaboration Agreement.

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

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our precision medicine target and biomarker discovery platform will result in the identification, development, and regulatory approval of any products. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a decision by a regulatory authority may be difficult to predict for targeted therapeutic small molecule inhibitors, in large part because of the limited regulatory history associated with them. The clinical trial requirements of the FDA and other comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for product candidates based on synthetic lethality is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or other comparable regions of the world or how long it will take to commercialize our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market would adversely affect our business, financial condition, results of operations and prospects.

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

In addition, if any of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs, or similar applicable foreign requirements and GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as AEs, of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other post-approval issues with our product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our clinical trial collaboration and supply agreements with Pfizer, Gilead and Merck for the supply of crizotinib, Trodelvy and KEYTRUDA respectively, support our plans to evaluate the safety and efficacy of darovasertib in combination with crizotinib, IDE397 in combination with Trodelvy, and IDE161 in combination with KEYTRUDA. If any of these strategic collaborators delay or fail to supply their compound in support of these combination trials, fail to sponsor or appropriately conduct the combination trial (in the case of Amgen), or we fail to reach an agreement with any of these strategic collaborators for the continued supply of their compound beyond the terms of the current supply agreements, the development programs as pertaining to these combinations may be significantly delayed, and our development costs may increase. In each case, this may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates, including darovasertib, IDE397 or IDE161, are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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

As another example, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Furthermore, certain conditions for which we plan to evaluate our current development candidates are rare diseases, such as MUM, with limited patient pools from which to draw for clinical trials. For example, one of our product candidates, darovasertib, is currently being evaluated in a Phase 1/2 basket trial that we initiated in June 2019 to evaluate darovasertib in solid tumors harboring GNAQ/GNA11 hotspot mutations in MUM. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants.

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

If unacceptable side effects arise in the further development of our product candidates, we, the FDA or comparable foreign regulatory authorities, or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance our product candidates or any future product candidates into and through clinical trials, such trials will likely only include a limited number of patients and limited duration of exposure to our product candidates. Some adverse effects of our product candidates will not be uncovered until a significantly larger number of patients are exposed to the product candidate. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of taking our product candidates over a multi-year period.

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
•
we may be required to restrict the use of the product, including implementing a Risk Evaluation and Mitigation Strategy, or REMS, or to create a Medication Guide outlining the risks of such side effects for distribution to patients or similar risk management measures;
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

Further, approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation, or IVDR, entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applies since May 26, 2022 but there is a tiered system extending the grace period for many in vitro diagnostic medical devices (depending on their risk classification) before they have to be fully compliant with the Regulation.

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

The FDA or a comparable foreign regulatory authority can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or comparable foreign regulatory approval processes and are commercialized. The lengthy approval process, as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

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

Although we may apply for orphan drug designation for our product candidates, we may not receive the designation we apply for. Even if we received orphan drug designation for one or more of our product candidates, which we have received for darovasertib in UM, there is no guarantee that we will obtain approval or orphan drug exclusivity for the product. Even if we obtain approval and orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to provide greater safety, greater effectiveness or a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the EU, during the exclusivity period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a drug no longer meets the criteria for orphan drug designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity). Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional orphan drug designations for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

We may seek and fail to obtain fast track or breakthrough therapy designations for our current or future product candidates. Even if we are successful, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Although the FDA has granted fast track designation to darovasertib in combination with crizotinib for treatment of adult patients with MUM and to IDE161 for treatment of adult patients with specific breast cancer or ovarian cancers and we may seek additional designation for other product candidates in the future, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023 which included the Food and Drug Omnibus Reform Act of 2022, or FDORA. Among other things, the legislation introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials.

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

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. Exscientia is developing a PKC theta inhibitor in inflammatory diseases in Phase 1 studies. Varsity Pharma is preclinically evaluating a PKC inhibitor in CLL. Additionally, Windtree Therapeutics is advancing a preclinical-stage atypical PCK iota inhibitor, including both topical and oral formulations, for potential treatment of Basal Cell Carcinoma, or BCC. We are aware of other companies that are conducting research and development of potential therapies for primary UM or for MUM based on other targets and approaches. For example, Aura Biosciences is developing AU-011, a virus-like drug conjugate (VDC), as local treatment for early-stage choroidal melanoma. Immunocore is developing and commercializing Tebentafusp, also known under its branded name as Kimmtrak, for the treatment of adult patients with HLA-A*02:01-positive unresectable or MUM. iOnctura has initiated a Phase 2 trial for Roginolisib, an allosteric PI3K delta inhibitor, in 2L+ MUM. Novartis is developing DYP688, an ADC, with a GNAQ-11 inhibitor payload in a Phase 1/2 clinical trial in MUM. Additionally, Replimune has initiated a potentially registration-enabling trial for RP-2, an oncolytic immunotherapy.

For IDE397, Servier Pharmaceuticals, LLC, or Servier, is evaluating a small molecule MAT2A inhibitor, designated as S95035, in a Phase 1 trial. Insilico Medicine and Beigene have also initiated Phase 1 trials for their small molecule MAT2A inhibitors called ISM3412 and SYH2039, respectively. Additionally, Anagenex, Genhouse Bio, Hanmi, ScinnoHub and SK Biopharma have small molecule MAT2A inhibitors in preclinical development.

For IDE849, our competitors include companies developing DLL3-targeting therapies using various therapeutic modalities, including bispecific T-cell engagers (BiTEs), antibody-drug conjugates (ADCs), chimeric antigen receptor (T-cell) therapies, and radiopharmaceuticals. Amgen received accelerated approval from the FDA in May 2024 for Tarlatamab (branded name Imdelltra), a DLL3-CD3 BiTE. Boehringer Ingelheim and Daiichi Sankyo are developing drugs with a similar mechanism of action, both in Phase 2 studies. We are aware of several companies developing DLL3 ADCs with topoisomerase-I-inhibitor-payloads in Phase 1 studies, including Zai Lab, Roche, Zhang Jiang, and Baili. In radiopharmaceuticals, Abdera initiated a Phase 1 clinical trial for ABD-147 at the end of 2024, and several other companies are pursuing preclinical development of DLL3-targeting radiotherapies.

For IDE161, 858 Therapeutics has initiated a Phase 1 clinical trial for its small molecule PARG inhibitor, ETX-19477. Danatlas received IND clearance for its PARG inhibitor, DAT-2645, in August 2024, and Evopoint received clearance from the NMPA in December 2024. Additionally, several companies are conducting preclinical research to develop PARG inhibitors, including Alivexis, Azkarra, FoRx, Nodus Oncology, Satya Pharma Innovations and SynRx.

For GSK101 (IDE705), Artios Pharma is developing a Pol Theta inhibitor, designated as ART-6043, in a Phase 1/2 study. Several other companies have initiated Phase 1 studies for Pol Theta inhibitors, including Moma Therapeutics, Repare Therapeutics, Varsity Therapeutics, Simcere, and SynRx. Additionally, Breakpoint Therapeutics and Danatlas have Pol Theta inhibitors in IND-enabling studies.

For GSK959 (IDE275), Novartis is evaluating a non-covalent Werner Helicase (WRN) inhibitor called HRO-761 in a Phase 1 trial. Roche is developing a covalent WRN inhibitor, designated as RG6457, in a Phase 1 trial. Additionally, several companies are conducting preclinical research to develop WRN inhibitors, including Eikon, Genhouse, Insilico, Nimbus, Puhe and Ryvu, among others.

For IDE892, we are aware of many companies developing PRMT5 inhibitors in both clinical and preclinical stages. The most advanced assets are currently in Phase 1/2 studies, including BMS-986504 from BMS, AMG-139 from Amgen, TNG462 from Tango, AZD-3470 from AstraZeneca, and BGB-58067 from Beigene. At least nine other companies have initiated Phase 1 clinical trials and more than fifteen companies are advancing preclinical PRMT5 inhibitors.

For BCG034, we are not aware of any other companies developing bispecific ADCs targeting both B7-H3 and PTK7; however, many companies are developing mono-antigen ADCs targeting either B7-H3 or PTK7. Merck and Hansoh are both evaluating B7-H3 ADCs in Phase 3 clinical trials. Several other companies have B7-H3 ADCs in earlier phases of clinical development, including Beigene, Duality, GSK, Innovent, Mabwell, MacroGenics, MediLink, and Minghui. Furthermore, Genmab, Kelun, and Day One are evaluating PTK7 ADCs in Phase 1 studies, and Lilly is advancing a preclinical PTK7 ADC.

For IDE251, we are not aware of other companies developing therapeutics directed to both KAT6 and KAT7; however, there are several companies developing drugs directed to KAT6. Pfizer is developing a KAT6A inhibitor, designated as PF-07248144, in a Phase 1 trial. Menarini also recently initiated a Phase 1 study for a KAT6A inhibitor called MEN-2312. Olema Oncology received IND clearance for a KAT6A/B inhibitor in December 2024 and is expected to begin a Phase 1 trial soon. Additionally, Isoterix and Qubit are developing preclinical KAT6A inhibitors.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies, as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Pfizer (Talzenna), GSK (Zejula) and Roche. Additionally, several other early-stage companies are developing synthetic lethality therapeutics, including 858 Therapeutics, Artios, Breakpoint Therapeutics, Eikon, FoRx Therapeutics, Repare Therapeutics, Ryvu Therapeutics, Tango, Vividion and Xpose.

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

In some cases, we may also develop diagnostics to enable relevant biomarker screening for clinical and commercial purposes in connection with our product candidates. If not already commercially available, we anticipate working in collaboration with diagnostic companies for this development, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

As of December 31, 2024, we had 131 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

While we have filled the Chief Commercial Officer position in the fourth quarter of 2024, we currently do not have a marketing or sales organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Under our GSK Collaboration Agreement, GSK will be responsible for commercialization of any Pol Theta or WRN products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

If we fail to attract and retain senior management and key scientific and commercial personnel, our business may be materially and adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and commercial personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of any products, initiation or completion of our planned clinical trials or the commercialization of our product candidates or any other product candidates.

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

Our organization is committed to a broad approach to precision medicine that seeks to maximize our integrated biomarker and small molecule drug discovery capabilities. Our current portfolio consists of multiple programs, extending across multiple classes of precision medicine, including direct targeting of oncogenic pathways and synthetic lethality. Together, these programs require significant capital investment. The directly targeted therapy programs are at various stages of preclinical and clinical development, and our synthetic lethality programs are in the target identification, validation, lead optimization, and clinical stages of development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between advancing and expanding our synthetic lethality and direct targeting programs. Because we have limited financial and managerial resources, we focus on specific product candidates, indications and discovery programs. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The COVID-19 pandemic previously adversely affected, and the COVID-19 pandemic or other actual or threatened public health outbreaks, epidemics, or pandemics may in the future adversely affect, among other things, our research and development efforts, clinical trial operations, manufacturing and supply chain operations, administrative personnel, third-party service providers, and business partners. While the COVID-19 pandemic did not materially adversely affect our business operations during the twelve months ended December 31, 2024, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. A continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from a future public health outbreak could materially affect our business and the value of our common stock.

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

Additionally, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants or other health outbreaks may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, potential changes in global trade policies, including tariffs, and other geopolitical tensions. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, potential changes in global trade policies, including tariffs, or any other geopolitical tensions.

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

Moreover, during the last few years, there have also been significant changes to U.S. and other countries’ trade policies, export control laws, sanctions, legislation, treaties and tariffs, including, but not limited to, U.S. trade policies and tariffs affecting China. There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Other countries, including Mexico, have threatened retaliatory tariffs on certain U.S. products. We cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation. The imposition of additional tariffs or other trade barriers, together with any future downturns in the global economy resulting therefrom, could adversely affect our financial performance. Additionally, it is possible that government policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the United States’ or other countries’ trading relationships or the impact of new laws or regulations adopted by the United States or other countries.

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

In addition, we currently and may in the future rely on foreign contract manufacturing organizations, or CMOs, contract research organizations, or CROs and other foreign organizations and companies that conduct manufacturing or research for us. Such foreign entities may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). The BIOSECURE Act was passed by the House of Representatives in September 2024. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

Our current in-license agreements or any future in-license agreements provide or may provide that we must use reasonable efforts to obtain regulatory approval for a product candidate using the licensed compound. The agreements further impose or may impose an obligation to make various milestone payments and royalty payments, as well as other obligations on us. If we materially breach the terms of any in-license agreement and fail to cure such breach within the period allowed, then the licensor may terminate the license agreement. In addition, the licensor has or may have the right to terminate on our insolvency. If the agreement is terminated, then we will not be able to further develop or commercialize the licensed compound or any future related product candidates.

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

Even if our product candidates or any future product candidate receives FDA or other regulatory approvals, the commercial success of any product will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. For a variety of reasons, including among other things, competitive factors, pricing or physician preference, reimbursement by insurers, the degree and rate of physician and patient adoption of any products, if approved, commercial success will depend on a number of factors, including:

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

Our commercial success depends in part on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection for our product candidates and proprietary technologies, as well as our ability to operate without infringing upon the proprietary rights of others.

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

Although no third-party has asserted a claim of patent infringement against us as of December 31, 2024, others may hold proprietary rights that could prevent darovasertib, IDE397, our other product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

We may also be subject to claims that our former employees, contractors or collaborators, or other third parties have an ownership interest in our current or future patents, patent applications, or other intellectual property rights, including as an inventor or co-inventor. We may be subject to ownership or inventorship disputes arising, for example, from conflicting obligations of employees, consultants or others who were or are involved in developing our products or product candidates. Although it is our policy to require our employees and our personnel who may be involved in the development of intellectual property to execute agreements assigning such inventions, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property may not be self-executing and despite such agreement, such inventions may become assigned to third parties. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. We may be subject to claims that former employees, consultants, advisors or other third parties have an ownership interest in our patents or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property rights, and other owners may be able to license their rights to other third parties, including our competitors. Such an outcome could have a material adverse effect on our business. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel.

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

The American Rescue Plan Act of 2021 was also signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, includes prescription drug provisions that have significant implications for the pharmaceutical industry and beneficiaries, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs (beginning in 2026), imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation (first due in 2023), and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Actual or perceived failures to comply with applicable data protection, privacy and security and AI/ML laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical patients, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Europe, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018, implementing more stringent requirements in relation to our use of personal data. The GDPR applies to any company established in the European Economic Area, or EEA, as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or the DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

In addition, certain states govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In addition, we use artificial intelligence, including machine learning, and automated decision-making technologies, or collectively, AI Technologies, in our business. We have recently adopted an AI Acceptable Use Policy, however, if the models underlying the AI Technologies we use are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•
results from, and any delays in our clinical trials, including those for darovasertib, IDE397, IDE161, or any other future clinical development programs, including public misperception of the results of our clinical trials;
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
•
announcements relating to, or results from, our GSK Collaboration Agreement or other collaborations;
•
announcements related to our Biocytogen Option and License Agreement or Hengrui Pharma License Agreement;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2024, we have outstanding a total of 86.5 million shares of common stock. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of December 31, 2024, approximately 99.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, as a result of our ceasing to be an emerging growth company and being deemed a large accelerated filer as of January 1, 2024, commencing with our Annual Report on Form 10-K for the year ended December 31, 2023, our independent registered public accounting firm is required to issue an opinion on the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, we will also have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense as well. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

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

As a public company, we are subject to reporting and other obligations under the Exchange Act, including Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. As a result of our ceasing to be an emerging growth company and being deemed a “large accelerated filer” as of January 1, 2024, commencing with our Annual Report on Form 10-K for the year ending December 31, 2023, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources, which further increases as a large accelerated filer.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
a documented set of cybersecurity policies and procedures that specifies the manner in which security controls are implemented;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile,, suppliers, and vendors who have access to our critical systems and information.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us. For more information, see the section titled “Risk Factor— Our information technology systems, or those of our collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business. Security breaches, loss of data or financial assets, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability.”

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee, or the Committee, oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. The Committee is composed of members of our board of directors with diverse expertise, including risk management, public accounting, biotechnology, chief executive officer roles, and multiple public company directorships, which has prepared them to oversee our cybersecurity risks.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to our full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Senior Vice President, or SVP, Head of Finance and Investor Relations, Senior Vice President, General Counsel, internal security staff and external experts as part of the board of directors’ continuing education on topics that impact public companies.

Andres Briseno, our SVP, Head of Finance and Investor Relations and, Douglas Snyder, our Senior Vice President, General Counsel, are primarily responsible for assessing and managing our material risks from cybersecurity threats. Mr. Briseno and Mr. Snyder have primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Mr. Briseno has served in a number of significant leadership roles at our company since 2016, including oversight of investor relations, business operations and corporate developments, and was appointed as SVP, Head of Finance and Investor Relations in 2023. Mr. Snyder has served in a number of significant leadership roles in various companies in the healthcare industry, and provided an oversight to legal and compliance teams with his broad legal background. Prior to joining our company, Mr. Snyder served in senior leadership and operations roles across healthcare field, including biotechnology, pharmaceuticals and the FDA. Further, our management team’s experience includes monitoring the cybersecurity landscape for new risks and best practices, developing and executing cybersecurity strategies, overseeing related governance policies, testing compliance with applicable technical standards, remediating known risks and leading employee training programs.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Our corporate headquarters are located in South San Francisco, California, where we lease and occupy office and laboratory space.

In June 2023, we entered into a lease agreement for approximately 44,000 square feet of laboratory and office facilities at 5000 Shoreline Court, South San Francisco, California. The lease term is 120 months, and we have an option to extend the lease term for a total of two consecutive five-year periods. The lease commenced in August 2024.

In May 2024, we amended our 5000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 11,321 rentable square feet of additional space. The amendment to the lease term commenced in January 2025. Our lease at 7000 Shoreline Court, South San Francisco, California, expired in September 2024.

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

Stockholders

As of February 14, 2025, we had 8 record holders of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. Please also see the section of this Annual Report on Form 10-K titled “Note Regarding Forward-Looking Statements.”

Overview

We are a precision medicine oncology company committed to the discovery and development of targeted therapeutics for patient populations selected using molecular diagnostics. Our approach integrates small molecule drug discovery with extensive capabilities in identifying and validating translational biomarkers to develop targeted therapies for select patient populations that are most likely to benefit from these targeted therapies. Our small molecule drug discovery expertise includes discovery and development of small molecule therapeutics. We are applying these capabilities and approach to develop a robust pipeline in precision medicine oncology.

Our clinical pipeline includes six potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE849(DLL3), IDE275 / GSK959 (Werner Helicase), IDE161 (PARG), and IDE705 / GSK101 (Pol Theta Helicase). We own or control all commercial rights of three of these product candidates: darovasertib, IDE397, and IDE161, and own or control all commercial rights outside of greater China for IDE849. We are also advancing several development candidates, including IDE892, a potential best-in-class MTA-cooperative PRMT5 inhibitor for which we are targeting an investigational new drug, or IND, filing in mid-year 2025; IDE034, a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload bispecific antibody drug conjugate, or BsADC, program for which we are targeting an IND filing in the second half of 2025; and IDE251, a potential first-in-class KAT6/7 dual inhibitor program for which we are targeting an IND filing in the second half of 2025. We also have multiple earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

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

We have enrolled over 230 patients as of February 7, 2025, and have opened multiple clinical sites, including international sites, in our potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002. The purpose of the clinical trial is to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having metastatic uveal melanoma, or MUM, with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of the second Clinical Trial Collaboration and Supply Agreement, or Second Pfizer Agreement, with Pfizer.

In December 2024, we announced the recommendation of a move-forward dose and the completion of the Part 2a dose optimization for the potential registration-enabling Phase 2/3 trial evaluating the combination of darovasertib and crizotinib in the first-line, or 1L setting in patients with HLA-A2(-) MUM.

We are enrolling additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001.

We are targeting a median overall survival, or OS, readout from our Phase 2 clinical trial, designated as IDE196-001, in approximately 40 1L MUM patients in 2025.

We have enrolled 95 patients as of December 31, 2024, in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM, with ongoing enrollment and multiple clinical sites open. We are targeting a clinical data update in over 75 patients and regulatory update(s) in in the first half of 2025, including vision data in plaque brachytherapy patients.

In September 2024, we announced interim clinical data from the ongoing Phase 2 Company-sponsored trial and provided a regulatory update on a potential Phase 3 registration-enabling clinical trial in neoadjuvant UM patients based on a Type C meeting held with the U.S. Food and Drug Administration, or FDA. Based on the FDA meeting, we currently project approximately 400 patients will be randomized for treatment with darovasertib in the treatment arm or the control arm, with potential modifications pending further feedback from the FDA. We are currently finalizing the trial protocol for neoadjuvant UM and are targeting to initiate the study in the first half of 2025.

We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary UM in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma,” or NADOM, led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.

In June 2024, we announced interim clinical data from the ongoing investigator-sponsored Phase 2 trial of darovasertib as neoadjuvant/adjuvant treatment in UM, which was included in an oral presentation at the American Society of Clinical Oncology, or ASCO, 2024 Annual Meeting, and preliminary clinical data from our Phase 2 trial of darovasertib for neoadjuvant UM.

We own or control all commercial rights in our darovasertib program in UM, including in MUM and in primary UM, subject to certain economic obligations pursuant to our exclusive, worldwide license to darovasertib with Novartis.

IDE397 – MAT2A Inhibitor in Tumors with MTAP Deletion

IDE397, our small molecule methionine adenosyltransferase 2a, or MAT2A, inhibitor, is being evaluated in a Phase 1/2 clinical trial. We have selected a move-forward Phase 2 expansion dose for IDE397 monotherapy, based on adverse event, or AE, profile and preliminary clinical efficacy observed, including multiple partial responses by RECIST 1. We are enrolling patients with an initial focus in MTAP-deletion urothelial cancer, or UC, and non-small cell lung cancer, or NSCLC.

In July 2024, we announced clinical data for the IDE397 Phase 2 monotherapy expansion dose demonstrating preliminary clinical efficacy in heavily pre-treated MTAP-deletion UC and NSCLC patients.

We are collaborating with Gilead Sciences, Inc., or Gilead, to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab-govitecan-hziy), Gilead’s Trop-2 directed antibody drug conjugate, or ADC, in patients having MTAP-deletion UC, in our Phase 1 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or the Gilead CSCSA, with Gilead. A first patient was dosed for the Phase 1 trial in June 2024.

In October 2024, we reported the first preliminary clinical case study of the IDE397 and Trodelvy combination in MTAP-deletion UC at ENA 2024, including a partial response by RECIST 1.1 in a patient case report with a genetic co-alteration of MTAP-deletion and a FGFR3-TACC3 fusion, and rapid and deep first-evaluation molecular responses, or MRs, with ctDNA reduction of greater than 95% observed. The partial response reported at ENA 2024 has confirmed by RECIST 1.1. We are targeting a Phase 1/2 expansion in the first quarter of 2025 and a clinical data update for the Phase 1 trial in MTAP-deletion UC in 2025.

In February 2025, we expanded our clinical study collaboration and entered into a Clinical Study Collaboration and Supply Agreement, or the Second Gilead CSCSA, to evaluate the IDE397 and Trodelvy combination in MTAP-deletion NSCLC.

We were collaborating with Amgen to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP deletion, in an Amgen-sponsored clinical trial pursuant to our Clinical Trial Collaboration and Supply Agreement with Amgen, or the Amgen CTCSA. We and Amgen mutually agreed to wind down the IDE397 and AMG 193 clinical combination study in February 2025 and will not pursue dose expansion.

In October 2024, we presented a preclinical poster presentation on the antitumor activity by combinatorial inhibition of MAT2A and PRMT5 in MTAP-deleted tumors at the EORTC-NCI-AACR Symposium, or ENA 2024. We are targeting to enable our wholly-owned clinical combination of IDE397 and IDE892, our potential best-in-class MTA-cooperative PRMT5 inhibitor development candidate, in the second half of 2025 in MTAP-deletion NSCLC.

We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

IDE849 (DLL3) Program with Hengrui Pharma

In December 2024, we entered into an exclusive License Agreement, or the Hengrui Pharma License Agreement, with Jiangsu Hengrui Pharmaceuticals Co., Ltd., or Hengrui Pharma, pursuant to which Hengrui Pharma granted us an exclusive worldwide license outside of Greater China for IDE849 (SHR-4849), a potential first-in-class Phase 1 DLL3 TOP1i ADC. Under the terms of the Hengrui Pharma License Agreement, Hengrui Pharma is eligible to receive upfront and milestone payments totaling $1.045 billion, including a $75.0 million upfront fee, up to $200.0 million in development and regulatory milestone payments, plus commercial success-based milestones. Hengrui Pharma is also eligible to receive mid-single to low-double digit royalties on net sales outside of Greater China.

IDE849 is currently being evaluated by Hengrui Pharma in an ongoing Phase 1 trial in China in small cell lung cancer, or SCLC, patients. In preliminary results from the trial, 8 out of 11 evaluable patients achieved partial response by RECIST 1.1. In January 2025, Hengrui Pharma selected expansion doses for the Phase 1 trial.

We are planning on submitting a U.S. IND for the evaluation of IDE849 as a monotherapy in SCLC in the first half of 2025. We are also targeting to initiate the evaluation of IDE849 in combination with IDE161 and in neuroendocrine tumors, or NETs, in the second half of 2025. A clinical data update is targeted in 2025.

We own or control all commercial rights outside of greater China for IDE849.

IDE275 (GSK959) - WRN Inhibitor in Tumors with High Microsatellite Instability

We, in collaboration with GSK, received IND clearance for IDE275 (GSK959), a potential first-in-class WRN inhibitor, in October 2024 to enable first-in-human clinical evaluation of IDE275 (GSK959) for patients having tumors with high microsatellite instability, or MSI-High. GSK will lead clinical development for the Werner Helicase program. GSK is responsible for 80% of global research and development costs, and we are responsible for 20% of such costs. GSK holds a global, exclusive license to develop and commercialize the Werner Helicase Inhibitor DC.

In October 2024, GSK initiated a Phase 1 clinical trial for IDE275 (GSK959), following the submission of the GSK-sponsored IND and FDA allowance to proceed with the clinical trial. IDE275 (GSK959) targets the helicase domain of the Werner, or WRN, protein, for patients having tumors with MSI-High.

We earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK959) in October 2024. We previously earned an earlier milestone of $3.0 million in October 2023 in connection with IND-enabling studies. We have the potential to earn up to an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

We are also eligible to receive further aggregate late-stage development and regulatory milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

IDE161 – PARG Inhibitor in Tumors with Homologous Recombination Deficiency

IDE161 is our potential first-in-class, small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor. We are progressing with enrollment of patients having tumors with homologous recombination deficiency, or HRD, into the Phase 1 expansion portion of the Phase 1/2 clinical trial. We selected an initial Phase 1/2 monotherapy expansion dose for IDE161 in endometrial cancer, based on AE profile and preliminary efficacy observed. In parallel, we are also continuing with Phase 1 dose optimization to confirm a move-forward expansion dose for the planned Phase 2 portion of the clinical trial.

In March 2024, we entered into a Clinical Trial Collaboration and Supply Agreement, or the Merck CTCSA, with Merck (known as MSD outside of the United States and Canada). We are evaluating the combination of IDE161 with KEYTRUDA® (pembrolizumab) in patients with MSI-High and microsatellite stable, or MSS, endometrial cancer. Under the Merck CTCSA, Merck will provide KEYTRUDA® to us, and we will sponsor the Phase 1 clinical combination trial.

In December 2024, the first patient was dosed with IDE161 in combination with KEYTRUDA in the Company-sponsored Phase 1 clinical trial. We are targeting a Phase 1 expansion in MSI-High and MSS endometrial cancer in 2025.

In October 2024, we presented preclinical results on the IDE161 and ADC combination rationale as a poster at ENA 2024. We are targeting clinical combination(s) of IDE161 with TOP1i-ADCs in solid tumors in 2025.

We received Fast Track Designation from the FDA in September 2023 for IDE161, specifically for the treatment of (i) adult,

pretreated, platinum-resistant advanced or metastatic ovarian cancer patients having tumors with BRCA1/2 mutations and (ii) adult, pretreated, advanced or metastatic hormone receptor positive, or HR+, Her2- and BRCA1/2 mutant breast cancer patients.

We entered into an exclusive license under the Evaluation, Option and License Agreement with Cancer Research Technologies Ltd., also known as Cancer Research United Kingdom, or CRT, and the University of Manchester, pursuant to which we hold exclusive worldwide license rights covering a broad class of PARG inhibitors.

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

IDE705 (GSK101) – Pol Theta Helicase Inhibitor in tumors with Homologous Recombination Deficiency

Enrollment is ongoing in the Phase 1 dose escalation portion of the GSK-sponsored study. IDE705 (GSK101) targets the helicase domain of the Pol Theta protein for patients having solid tumors with BRCA or other mutations associated with HRD. GSK is leading clinical development of IDE705 (GSK101). GSK is clinically evaluating IDE705(GSK101) in a GSK-sponsored dose escalation trial in combination with niraparib, the GSK small molecule inhibitor of poly-(ADP-ribose) polymerase, or PARP, in solid tumors.

In August 2023, we earned a $7.0 million payment for a milestone based on acceptance of the IND by the FDA. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support the evaluation of IDE705 (GSK101). We have the potential to earn up to an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

We have the potential to earn further aggregate late-stage development and regulatory milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive up to $475.0 million of commercial milestones, and tiered royalties on global net sales of GSK101 – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

IDE892 - MTA-cooperative PMRT5 inhibitor

In December 2024, we announced the selection of IDE892, a potential best-in-class MTA-cooperative PRMT5 inhibitor. IDE892 was discovered through our iterative physics-based ligand design and optimization platform, and is a highly potent and selective MTA-cooperative PRMT5 inhibitor with best-in-class potential and favorable drug-like properties. IDE892 has demonstrated exceptionally selective antiproliferative activity in MTAP-deleted tumor cell models and durable complete responses in combination with MAT2A inhibitor IDE397 in challenging MTAP-deletion preclinical models.

Subject to successful completion of ongoing IND-enabling studies for IDE892, we are targeting an IND submission in mid-year 2025. We are also targeting to enable our wholly-owned clinical combination of IDE397 and IDE892 in the second half of 2025 in MTAP-deletion NSCLC.

IDE034 (B7H3/PTK7) program with Biocytogen

In July 2024, we entered into an Option and License Agreement, or the Biocytogen Option and License Agreement, with Biocytogen Pharmaceuticals (Beijing) Co., Ltd., (Biocytogen, HKEX: 02315), or Biocytogen, pursuant to which Biocytogen granted us an option for an exclusive worldwide license for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload bispecific antibody drug conjugate, or BsADC, program, or the Option.

In November 2024, we announced the selection of IDE034, a potential first-in-class B7H3/PTK7 topo-I-payload BsADC, as a development candidate and the exercise of the Option. Under the terms of the Biocytogen Option and License Agreement, we paid Biocytogen an upfront fee and an exercise fee for the Option totaling $6.5 million.

Subject to the successful completion of ongoing IND-enabling studies for IDE034, we are targeting an IND submission in the second half of 2025.

Biocytogen is eligible to receive total potential upfront, option exercise and milestone payments equal an aggregate of $406.5 million, including development and regulatory milestones of $100.0 million.

IDE251 - KAT6/7 inhibitor

In December 2024, we announced the selection of IDE251, a potential first-in-class KAT6/7 inhibitor. IDE251 is an equipotent, highly selective, small molecule dual inhibitor of the lysine acetyltransferase (KAT) 6 and 7, both of which have been shown to support cancer cell survival. IND-enabling studies to support the potential clinical evaluation of IDE251 monotherapy in patients with breast and lung cancers with 8p11 amplification are ongoing, as well as additional opportunities in the setting of lineage addiction. Based on our biomarker evaluation, 8p11 amplification prevalence is projected to be approximately 15% in breast cancer and 17.5% in squamous NSCLC.

IDE251 selectively inhibits both KAT6 and KAT7 while sparing other structurally similar KAT molecules. KAT6 and KAT7 are mechanistically intertwined epigenetic modulators of cell identity and lineage commitment programs corrupted by oncogenic transformation. Dual KAT6/7 inhibition with IDE251 delivers robust and durable anti-tumor activity, superior to KAT6 inhibition alone, in preclinical tumor models with 8p11 amplifications, as well as in biomarker selected indications dependent upon lineage-specific transcription factor activity.

Subject to the successful completion of ongoing IND-enabling studies for IDE251, we are targeting an IND submission in the second half of 2025.

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

Prospectus Supplement - At-the-Market Facility

On June 26, 2023, we filed a new Registration Statement on Form S-3 (File No. 333- 272936) under the Securities Act as an automatic shelf registration statement as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. On June 26, 2023, we also entered into an Open Market Sales Agreement, or the June 2023 Sales Agreement, with Jefferies LLC, or Jefferies, relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent.

From January 1, 2024 through January 17, 2024, we sold an aggregate of 6,115,516 shares of our common stock for aggregate net proceeds of $215.9 million at a weighted average sales price of approximately $36.39 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement with Jefferies as sales agent.

On January 19, 2024, we entered into a new Open Market Sales Agreement, or the January 2024 Sales Agreement, with Jefferies, relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the year ended December 31, 2024, pursuant to the January 2024 Sales Agreement, we sold an aggregate of 4,066,866 shares of our common stock for aggregate net proceeds of $164.0 million at a weighted average sales price of approximately $41.28 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of December 31, 2024, approximately $182.1 million of common stock remained available to be sold under the ATM facility.

Subsequent to December 31, 2024, from January 1, 2025 through January 6, 2025, the Company sold an aggregate of 984,000 shares of our common stock for aggregate net proceeds of $25.1 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of January 6, 2025, approximately $156.6 million of common stock remained available to be sold under the ATM facility.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

2024 July Public Offering and Sale of IDEAYA Common Stock

On July 11, 2024, we completed an underwritten public follow-on offering. The offering consisted of 8,355,714 shares of common stock at an offering price to the public of $35.00 per share, including 1,127,142 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 285,715 shares of common stock at a public offering price of $34.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $302.4 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $283.8 million, after deducting underwriting discounts and commissions and other offering expenses.

2023 October Public Offering and Sale of IDEAYA Common Stock

On October 27, 2023, we completed an underwritten public follow-on offering. The offering consisted of 5,797,872 shares of common stock at an offering price to the public of $23.50 per share, including 797,872 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 319,150 shares of common stock at a public offering price of $23.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $143.7 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.

2023 April Public Offering and Sale of IDEAYA Common Stock

On April 27, 2023, we completed an underwritten public follow-on offering. The offering consisted of 8,858,121 shares of common stock at an offering price to the public of $18.50 per share, including 1,418,920 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 2,020,270 shares of common stock at a public offering price of $18.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $201.3 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $188.7 million, after deducting underwriting discounts and commissions and other offering expenses.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. Certain program costs that contribute to our operating expenses have been and/or will be reimbursed by GSK pursuant to the GSK Collaboration Agreement, including 100% of costs we incur for research we perform in connection with the Pol Theta program and 80% of the aggregate program costs incurred by us and GSK for research each of us performs for the Werner Helicase program. We also incur costs in accordance with the Gilead CSCSA and Second CSCSA. Gilead bears internal or external costs incurred in connection with its supply of Trodelvy. We bear all internal and external costs and expenses associated with the conduct of the combination study. We also incur costs in accordance with the Merck CTCSA. Merck provides KEYTRUDA for the study at no cost to us. We bear all internal and external costs and expenses associated with the conduct of the study. We also entered into two in-licensing agreements for ADCs with topoisomerase-I-inhibitor-payloads to enable combinations with our synthetic lethality programs with Hengrui Pharma for IDE849 and Biocytogen for IDE034. See Note 10. Significant Agreements.

Our net losses were $274.5 million and $113.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $622.8 million.

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

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Annual Report on Form 10-K filed February 18, 2025

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. Since December 31, 2023, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of December 31, 2024 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition will be contingent on additional milestones earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397, IDE849, IDE275 (GSK959), IDE161, IDE705 (GSK 101), and consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

	Year Ended December 31,
	2024	2023
External clinical development expenses (1):
Darovasertib	55,335	$25,829
IDE397(2)	16,629	11,985
IDE161	9,743	7,104
Personnel related and stock-based compensation	54,543	38,948
Other research and development expenses (3):	158,423	45,642
Total research and development expenses	$294,673	$129,508

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.
(2)
IDE397 includes costs from the Amgen CTCSA
(3)
Other research and development expenses include $75.0 million upfront payment under the Hengrui Pharma License Agreement for IDE849 and $6.5 million of upfront and option license exercise fees under the Biocytogen Option and License Agreement for IDE034.

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

Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 20, 2024.

Comparison of the Years Ended December 31, 2024 and December 31, 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change
Revenue
Collaboration revenue	$7,000	$23,385	$(16,385)	(70%)
Operating expenses
Research and development	294,673	129,508	165,165	128%
General and administrative	39,302	28,306	10,996	39%
Total operating expenses	333,975	157,814	176,161	112%
Loss from operations	(326,975)	(134,429)	(192,546)	143%
Other income
Interest income and other income, net	52,498	21,468	31,030	145%
Net loss	$(274,477)	$(112,961)	$(161,516)	143%

Collaboration Revenue

Collaboration revenue decreased by $16.4 million, or 70%, during the year ended December 31, 2024 compared to the year ended December 31, 2023.

We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023 for the Pol Theta and WRN programs. Future collaboration revenue recognized under the GSK Collaboration Agreement is related to milestone payments as they are earned.

In October 2024, we earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK 959), a potential first-in-class WRN inhibitor.

Research and Development Expenses

Research and development expenses increased by $165.2 million, or 128%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in research and development expenses was primarily due to $75.0 million upfront payment under the Hengrui Pharma License Agreement for IDE849, $6.5 million in upfront and option exercise fees under the Biocytogen Option and License Agreement for IDE034, increases of $64.1 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $15.6 million in personnel-related expenses, including salaries, benefits and stock-based compensation, to support our growth, and $4.0 million in costs for laboratory supplies, facilities and information technology costs to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $11.0 million, or 39%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in general and administrative expenses was primarily due to increases of $7.0 million in personnel-related expenses, including salaries, benefits and stock-based compensation and $4.0 million in consulting and legal services.

Interest Income and Other Income, Net

Interest income increased by $31.0 million, or 145%, during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to higher interest rates and investment balances.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the years ended December 31, 2024 and December 31, 2023, we had net losses of $274.5 million and $113.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2024, we had an accumulated deficit of $622.8 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Annual Report on Form 10-K.

To date, we have not generated any product revenue. We do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, it will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for our product candidates, and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company.

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

In June 2023, we entered into a lease agreement for approximately 44,000 square feet of laboratory and office facilities at 5000 Shoreline Court, South San Francisco, California. The lease term is 120 months, and we have an option to extend the lease term for a total of two consecutive five-year periods. The lease commenced in August 2024. In May 2024, we amended our 5000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 11,321 rentable square feet of additional space. The amendment to the lease term commenced in January 2025. Our lease at 7000 Shoreline Court, South San Francisco, California, expired in September 2024.

In November 2023, we entered into a lease agreement for approximately 5,700 square feet of space at 11710 El Camino Real, San Diego, California for corporate office space. The lease commenced in December 2023 and expires in March 2028. We have an option to renew the lease for three years.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies and testing, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material.

See Notes 5. Operating Leases, 6. Commitments and Contingencies, 7. Income Taxes and 10. Significant Agreements.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(247,584)	$(115,224)
Investing activities	(502,559)	(158,456)
Financing activities	677,551	362,717
Net (decrease) increase in cash, cash equivalents and restricted cash	$(72,592)	$89,037

Cash Flows from Operating Activities

Net cash used in operating activities was $247.6 million for the year ended December 31, 2024. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $274.5 million, adjusted for net non-cash charges of $15.3 million and changes in net operating assets and liabilities of $11.5 million. Our non-cash charges consisted of $34.7 million in stock-based compensation, $2.4 million in depreciation and $1.4 million of the amortization of right of use assets, partially offset by $23.2 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of cash inflows from $8.3 million in accounts payable and $10.8 million in accrued and other liabilities due to CRO fees in support of research and manufacturing activities, partially offset by cash outflows of $6.2 million in prepaid and other assets and $1.4 million in lease liabilities.

Net cash used in operating activities was $115.2 million for the year ended December 31, 2023. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $113.0 million, adjusted for net non-cash charges of $10.9 million and changes in net operating assets and liabilities of $13.2 million. Our non-cash charges consisted of $18.5 million in stock-based compensation, and $2.5 million in depreciation and amortization of right of use assets of $1.5 million, partially offset by $11.6 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of decreases of $13.8 million in contract liabilities due to revenue recognized under the GSK Collaboration Agreement, $2.0 million in prepaid and other assets, and $1.9 million in lease liabilities, partially offset by $1.6 million accrued and other liabilities due to CRO fees in support of research and manufacturing activities, $2.6 million in accounts payable, and $0.2 million in accounts receivable from GSK for estimated program costs under the GSK Collaboration Agreement.

Cash Flows from Investing Activities

Net cash used in investing activities was $502.6 million for the year ended December 31, 2024, which consisted primarily of $1.2 billion used to purchase marketable securities and $3.9 million used to purchase property and equipment, partially offset by $692.6 million provided by maturities of marketable securities.

Net cash used in investing activities was $158.5 million for the year ended December 31, 2023, which consisted primarily of $596.0 million used to purchase marketable securities and $2.4 million used to purchase property and equipment, partially offset by $439.9 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $677.6 million for the year ended December 31, 2024, which consisted primarily of $274.4 million of net proceeds from our follow-on offering, $9.4 million of proceeds from issuance of pre-funded warrants, $379.9 million of proceeds from ATM offering, $12.5 million of proceeds from exercise of common stock options and $1.4 million of proceeds from ESPP purchase.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2024, no Section 16 officers or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

Clinical Study Collaboration and Supply Agreement

On February 12, 2025, we entered into the Second Gilead CSCSA with Gilead pursuant to which we and Gilead will collaborate on a portion of our Phase 1 study for the clinical evaluation of our IDE397 compound in combination with Gilead’s Trop2-ADC, Trodelvy, or the Combination Study, in certain patients with advanced solid tumors in lungs. Pursuant to the Second Gilead CSCSA, we are the sponsor of the Combination Study, and we will provide the IDE397 compound and pay for the costs of the Combination Study.

Gilead will provide Trodelvy for the Combination Study at no cost to us. We and Gilead will jointly own clinical data from the Combination Study and all inventions relating to the combined use of IDE397 and Trodelvy. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent. We and Gilead will form a joint steering committee responsible for coordinating all regulatory and other activities under the Second Gilead CSCSA.

The Second Gilead CSCSA will continue in effect until the later of (i) the completion of the patient monitoring period for the separate arm of the study evaluating the combination therapy, or the Gilead Arm, in accordance with the study protocol and (ii) our provision to Gilead of the final version of the final study report for the Gilead Arm, unless earlier terminated by either party pursuant to its terms. We or Gilead may terminate the Second Gilead CSCSA for the other party’s insolvency, upon uncured material breach or for other specified reasons with certain notice and other requirements.

The Second Gilead CSCSA contains various representations, warranties, covenants, dispute resolution mechanisms, indemnities and other provisions customary for transactions of this nature.

The foregoing is only a summary description of the terms of the Second Gilead CSCSA, does not purport to be complete and is qualified in its entirety by reference to the Second Gilead CSCSA, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted insider trading policies and procedures applicable to our directors, officers and employees, that we believe are reasonably designed to promote compliance with insider trading laws and regulations and the Nasdaq stock exchange listing standards. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2024, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:
(1)
FINANCIAL STATEMENTS

The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)
FINANCIAL STATEMENT SCHEDULES

All schedules to the financial statements are omitted as the required information is either inapplicable or presented in the financial statements.

(3)
EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this report.

Exhibit Index

(a) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.				X

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

10.1†	License Agreement by and between IDEAYA Biosciences, Inc. and Novartis International Pharmaceutical, Inc. dated as of September 19, 2018.	S-1	4/26/2019	10.1

10.2(a)†	Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 28, 2017.	S-1	4/26/2019	10.2(a)

10.2(b)	Amendment #1 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 24, 2019.	S-1	4/26/2019	10.2(b)

10.2(c)	Amendment #2 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of March 3, 2020.	10-K	3/24/2020	10.2(c)

10.3(a)#	2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(d)

10.4#	Employee Stock Purchase Plan.	S-1/A	5/13/2019	10.6

10.5(a)#	2015 Equity Incentive Plan, as amended.	S-1	4/26/2019	10.4(a)

10.5(b)#	Form of Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(b)

10.5(c)#	Form of Early Exercise Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(c)

10.5(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(d)
10.6(a)#	2023 Employment Inducement Award Plan.	S-8	3/7/2023	99.3(a)

10.6(b)#	Amendment to the 2023 Employment Inducement Award Plan.	S-8	8/6/2024	99.1(c)

10.6(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2023 Employment Inducement Award Plan.	S-8	3/7/2023	99.3(b)

10.7#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Yujiro Hata.	S-1/A	5/13/2019	10.7(b)

10.8#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Michael White.	10-Q	11/15/2021	10.2

10.9#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Darrin Beaupre.	10-K	3/7/2023	10.10

10.10#	Amended and Restated Employment Agreement, dated as of July 1, 2023 by and between IDEAYA Biosciences, Inc. and Andres Ruiz Briseno.	10-Q	8/10/2023	10.5

10.11#†	Employment Agreement by and between IDEAYA Biosciences, Inc. and Douglas Snyder.	10-Q	11/4/2024	10.2

10.12#†	Employment Agreement by and between IDEAYA Biosciences, Inc. and Stu Dorman.				X

10.13#	Non-Employee Director Compensation Program.	10-K	2/20/2024	10.13

10.14	Form of Indemnification Agreement for Directors and Officers.	S-1/A	5/13/2019	10.14

10.15	Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of August 26, 2016.	S-1	4/26/2019	10.15

10.16	Letter Agreement Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of January 27, 2017.	S-1	4/26/2019	10.16

10.17	First Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of May 31, 2018.	S-1	4/26/2019	10.17

10.18	Second Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of September 30, 2019.	10-Q	11/13/2019	10.11

10.19(a)†	Option and License Agreement by and between IDEAYA Biosciences, Inc. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd., dated as of July 30, 2024.	10-Q	11/4/2024	10.1

10.19(b)†	First Amendment to Option and License Agreement by and between IDEAYA Biosciences, Inc. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd., dated as of December 12, 2024.				X

10.20(a)†	Clinical Trial Collaboration and Supply Agreement by and between IDEAYA Biosciences, Inc. and Pfizer Inc. dated as of March 11, 2020.	10-Q	5/12/2020	10.4

10.20(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of September 23, 2020.	10-Q	11/12/2020	10.1

10.20(c)†	Amendment No. 2 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of April 8, 2021.	10-Q	5/10/2021	10.1

10.20(d)†	Amendment No. 3 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of August 9, 2021.	10-Q	11/15/2021	10.1

10.20(e)†	Amendment No. 4 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of May 12, 2023.	10-Q	8/10/2023	10.1

10.20(f)†	Amendment No. 5 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of December 16, 2024				X

10.21(a)†	Collaboration, Option and License Agreement by and between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of June 15, 2020.	10-Q	8/12/2020	10.3

10.21(b)	Amendment No. 1 to Collaboration, Option and License Agreement by and between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of October 23, 2020.	10-K	3/18/2022	10.18
10.21(c)†	Amendment No. 2. to Collaboration, Option and License Agreement by and between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of January 31, 2022.	10-Q	5/10/2022	10.3

10.22(a)†	Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of March 9, 2022.	10-Q	5/10/2022	10.1

10.22(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of May 10, 2023	10-Q	8/10/2023	10.2

10.23†	Clinical Trial Collaboration and Supply Agreement by and between Amgen Inc. and IDEAYA Biosciences, Inc. dated as of July 26, 2022.	10-Q	11/8/2022	10.1

10.24†	Clinical Study Collaboration and Supply Agreement by and between Gilead Sciences, Inc. and IDEAYA Biosciences, Inc. dated as of November 29, 2023	10-K	2/20/2024	10.23

10.25(a)	Lease Agreement by and between DW LSP 5000 Shoreline, LLC and IDEAYA Biosciences, Inc. dated as of June 1, 2023.	10-Q	8/10/2023	10.3

10.25(b)†	First Amendment to Lease Agreement by and between DW LSP 5000 Shoreline, LLC and IDEAYA Biosciences, Inc. dated as of May 10, 2024.				X

10.26	Office Lease Agreement by and between AAT TORREY 13-14, LLC and IDEAYA Biosciences, Inc. dated as of November 14, 2023	10-K	2/20/2024	10.25

10.27†	Option and License Agreement by and between IDEAYA Biosciences, Inc. and Jiangsu Hengrui Pharmaceuticals Co., Ltd., dated as of December 27, 2024.				X

10.28†	Clinical Trial Collaboration and Supply Agreement by and between IDEAYA Biosciences, Inc. and MSD International Business GmbH, dated as of March 8, 2024	10-Q	5/7/2024	10.1

10.29	Open Market Sales Agreement by and between IDEAYA Biosciences, Inc. and Jefferies LLC, dated as of January 19, 2024.	8-K	1/19/2024	10.1

19.1†	Insider Trading Compliance Policy.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

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

					X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/20/2024	97

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)				X

† Portions of this exhibit have been omitted pursuant to Regulation S-K, Item 601(b)(10) or certain schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEAYA Biosciences, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of IDEAYA Biosciences, Inc. (the "Company") as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Accrued Research and Development Expenses Related to Contract Research Organizations

As described in Notes 2 and 4 to the financial statements, the Company has entered into various agreements with contract research organizations (CROs). The Company’s accrued research and development expenses as of December 31, 2024 was $20.0 million, of which a portion relates to open agreements with CROs. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, management will adjust the accrual accordingly. Management’s process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed, and estimating the level of service performed and the associated costs incurred based on vendor estimates for the services when the Company has not yet been invoiced or otherwise notified of actual costs.

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

February 18, 2025

We have served as the Company’s auditor since 2017.

IDEAYA Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$84,378	$157,018
Short-term marketable securities	591,941	368,096
Accounts receivable	3	18
Prepaid expenses and other current assets	13,391	7,500
Total current assets	689,713	532,632
Restricted cash	805	757
Long-term marketable securities	405,832	107,492
Property and equipment, net	8,966	6,164
Right-of-use assets	18,775	2,246
Other non-current assets	—	25
Total assets	$1,124,091	$649,316
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,421	$6,598
Accrued liabilities	30,352	18,756
Operating lease liabilities, current	298	1,747
Total current liabilities	46,071	27,101
Long-term operating lease liabilities	18,873	1,125
Total liabilities	64,944	28,226
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 86,503,509 and 65,039,369 shares issued and outstanding as of December 31, 2024 and December 31, 2023	9	7
Additional paid-in capital	1,681,167	968,885
Accumulated other comprehensive income	812	562
Accumulated deficit	(622,841)	(348,364)
Total stockholders’ equity	1,059,147	621,090
Total liabilities and stockholders’ equity	$1,124,091	$649,316

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$7,000	$23,385	$50,931
Total revenue	7,000	23,385	50,931
Operating expenses
Research and development	294,673	129,508	89,536
General and administrative	39,302	28,306	23,897
Total operating expenses	333,975	157,814	113,433
Loss from operations	(326,975)	(134,429)	(62,502)
Other income
Interest income and other income, net	52,498	21,468	3,847
Net loss	(274,477)	(112,961)	(58,655)
Unrealized gains (losses) on marketable securities	250	3,433	(2,159)
Comprehensive loss	$(274,227)	$(109,528)	$(60,814)
Net loss per common share, basic and diluted	$(3.36)	$(1.96)	$(1.42)
Weighted-average number of common shares outstanding used in computing net loss per share, basic and diluted	81,678,069	57,519,929	41,444,696

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	38,533,045	$4	$478,970	$(712)	$(176,748)	$301,514
Issuance of common stock upon follow-on public offering, net of issuance costs	8,761,905	1	86,080	—	—	86,081
Issuance of common stock related to at-the-market offering program, net of issuance costs	601,844	—	8,842	—	—	8,842
Issuance of common stock upon exercise of stock options	214,643	—	1,448	—	—	1,448
Employee stock purchase plan (ESPP) purchase	81,742	—	755	—	—	755
Stock-based compensation	—	—	11,629	—	—	11,629
Other comprehensive loss	—	—	—	(2,159)	—	(2,159)
Net loss	—	—	—	—	(58,655)	(58,655)
Balances as of December 31, 2022	48,193,179	5	587,724	(2,871)	(235,403)	349,455
Issuance of common stock upon follow-on public offering, net of issuance costs	14,655,993	2	281,120	—	—	281,122
Issuance of pre-funded warrants for the purchase of common stock	—	—	42,182	—	—	42,182
Issuance of common stock related to at-the-market offering program, net of issuance costs	1,188,705	—	28,598	—	—	28,598
Issuance of common stock upon exercise of stock options	931,012	—	9,559	—	—	9,559
Employee stock purchase plan (ESPP) purchase	70,480	—	1,213	—	—	1,213
Stock-based compensation	—	—	18,489	—	—	18,489
Other comprehensive gain	—	—	—	3,433	—	3,433
Net loss	—	—	—	—	(112,961)	(112,961)
Balances as of December 31, 2023	65,039,369	7	968,885	562	(348,364)	621,090
Issuance of common stock upon follow-on public offering, net of issuance costs	8,355,714	1	274,349			274,350
Issuance of pre-funded warrants for the purchase of common stock	—	—	9,400	—	—	9,400
Exercise of pre-funded warrants	1,749,993
Issuance of common stock related to at-the-market offering program, net of issuance costs	10,182,382	1	379,865	—	—	379,866
Issuance of common stock upon exercise of stock options	1,118,695	—	12,483	—	—	12,483
Employee stock purchase plan (ESPP) purchase	57,356	—	1,439	—	—	1,439
Stock-based compensation	—	—	34,746	—	—	34,746
Other comprehensive gain	—	—	—	250	—	250
Net loss	—	—	—	—	(274,477)	(274,477)
Balances as of December 31, 2024	86,503,509	$9	$1,681,167	$812	$(622,841)	$1,059,147

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(274,477)	$(112,961)	$(58,655)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,387	2,476	2,101
Net amortization (accretion) of premiums (discounts) on marketable securities	(23,233)	(11,553)	(695)
Stock-based compensation	34,746	18,489	11,629
Amortization of right of use assets	1,447	1,532	1,414
Changes in assets and liabilities
Accounts receivable	15	193	892
Prepaid expenses and other assets	(6,174)	(2,045)	(2,119)
Accounts payable	8,280	2,635	1,864
Accrued and other liabilities	10,794	1,635	4,572
Contract liabilities	—	(13,753)	(46,479)
Lease liabilities	(1,369)	(1,872)	(1,699)
Net cash used in operating activities	(247,584)	(115,224)	(87,175)
Cash flows from investing activities
Purchases of property and equipment, net	(3,857)	(2,368)	(3,443)
Purchases of marketable securities	(1,191,309)	(595,980)	(255,808)
Maturities of marketable securities	692,607	439,892	225,847
Net cash used in investing activities	(502,559)	(158,456)	(33,404)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	274,350	281,165	86,105
Proceeds from issuances of pre-funded warrants	9,400	42,182	—
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	379,879	28,598	8,857
Proceeds from exercise of common stock options	12,483	9,559	1,448
Proceeds from ESPP purchases	1,439	1,213	755
Net cash provided by financing activities	677,551	362,717	97,165
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,592)	89,037	(23,414)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	157,775	68,738	92,152
Cash, cash equivalents and restricted cash, at end of period	$85,183	$157,775	$68,738
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$84,378	$157,018	$68,632
Restricted cash	805	757	106
Cash, cash equivalents and restricted cash	$85,183	$157,775	$68,738
Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$69	$60
Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	$17,976	$1,294	$—
Purchases of property and equipment in accounts payable and accrued liabilities	1,479	147	384
Unpaid offering costs	—	43	39
Unpaid at-the-market offering program costs	$13	$—	$—

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

Follow-On Offering

On July 11, 2024, the Company completed an underwritten public follow-on offering. The offering consisted of 8,355,714 shares of the Company’s common stock, par value $0.0001 per share (“common stock”), at an offering price to the public of $35.00 per share, including 1,127,142 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 285,715 shares of common stock at a public offering price of $34.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $302.4 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $283.8 million, after deducting underwriting discounts and commissions and other offering expenses.

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

At-the-Market Offering

On June 26, 2023, the Company filed a new Registration Statement on Form S-3 (File No. 333- 272936) under the Securities Act as an automatic shelf registration statement as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. On June 26, 2023, the Company also entered into an Open Market Sales Agreement (the “June 2023 Sales Agreement”), with Jefferies LLC (“Jefferies”), relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of our common stock, having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent.

From January 1, 2024 through January 17, 2024, the Company sold an aggregate of 6,115,516 shares of its common stock for aggregate net proceeds of $215.9 million at a weighted average sales price of approximately $36.39 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement with Jefferies as sales agent.

On January 19, 2024, the Company entered into a new Open Market Sales Agreement (the “January 2024 Sales Agreement”), with Jefferies, relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the year ended December 31, 2024, pursuant to the January 2024 Sales Agreement, the Company sold an aggregate of 4,066,866 shares of its common stock for aggregate net proceeds of $164.0 million at a weighted average sales price of approximately $41.28 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of December 31, 2024, approximately $182.1 million of common stock remained available to be sold under the ATM facility.

The Company may cancel its at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $622.8 million as of December 31, 2024.

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

As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $1.1 billion. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include useful lives of property and equipment, determination of the discount rate for operating leases, accruals for research and development activities, revenue recognition, stock-based compensation, and income taxes. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates.

Segments

The Company has one reportable and operating segment. Financial information about the Company’s operating segment and geographic areas is presented in Note 13 of the financial statements.

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

Restricted Cash

Restricted cash as of December 31, 2024 and December 31, 2023 consisted of cash balances held as security in connection with the Company’s facility lease agreements in South San Francisco, California and San Diego, California. The balances are classified as long-term assets on the Company’s balance sheet.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2024 and December 31, 2023.

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

Comprehensive Income and Loss

Comprehensive income and loss include net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains and losses from the Company’s marketable securities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. These amendments enhance interim disclosure requirements, require disclosure of the title and position of the chief operating decision maker (“CODM”), require disclosure of significant segment expenses that are regularly provided to the CODM, clarify circumstances for disclosure of more than one segment profit or loss measure and require that a public entity that has a single reportable segment provide all disclosures required by ASC 280 and amendments. This ASU update is effective for fiscal years beginning after December 15, 2023 for the Company’s annual report, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the annual report for the fiscal year beginning January 1, 2024, and evaluated the impact of the adoption of the ASU. It did not result in a material impact on the Company's financial statements and related disclosures. See Note 13. Segment Information.

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

On November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value.

As of December 31, 2024, financial assets measured and recorded at fair value are as follows (in thousands):

		December 31, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$552,008	$1,214	$(353)	$552,869
Corporate bonds	Level 2	363,197	357	(419)	363,135
Commercial paper	Level 2	89,109	21	(8)	89,122
Subtotal		1,004,314	1,592	(780)	1,005,126
Money market funds	Level 1	57,626	—	—	57,626
Cash		19,399	—	—	19,399
Total value of assets		$1,081,339	$1,592	$(780)	$1,082,151
Included in cash and cash equivalents(1)		84,379	—	(1)	84,378
Included in marketable securities, current(2)		591,089	928	(76)	591,941
Included in marketable securities, non-current(3)		405,871	664	(703)	405,832
Total value of assets		$1,081,339	$1,592	$(780)	$1,082,151

(1)
$7.4 million of commercial paper was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates.
(2)
The Company’s short-term marketable securities mature in one year or less.
(3)
The Company’s long-term marketable securities mature between one and three years.

As of December 31, 2023, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2023
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$412,679	$591	$(135)	$413,135
Corporate bonds	Level 2	53,983	197	(32)	54,148
Commercial paper	Level 2	126,601	—	(58)	126,543
Subtotal		593,263	788	(225)	593,826
Money market funds	Level 1	38,300	—	—	38,300
Cash		480	—	—	480
Total value of assets		$632,043	$788	$(225)	$632,606
Included in cash and cash equivalents(1)		157,055	4	(41)	157,018
Included in marketable securities, current(2)		368,043	227	(174)	368,096
Included in marketable securities, non-current(3)		106,945	557	(10)	107,492
Total value of assets		$632,043	$788	$(225)	$632,606

(1)
$37.8 million of U.S. government securities and $80.4 million of commercial paper were included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
(2)
The Company’s short-term marketable securities mature in one year or less.
(3)
The Company’s long-term marketable securities mature between one and three years

As of December 31, 2024 and December 31, 2023, all marketable securities had a remaining maturity of less than three years. There were no financial liabilities measured and recognized at fair value as of December 31, 2024 and December 31, 2023.

The Company considers available evidence in evaluating potential other-than-temporary impairments of its marketable securities, including the duration and extent to which fair value is less than cost, and the Company’s ability and intent to hold the investment. As of December 31, 2024 and December 31, 2023, the Company held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Company expects to recover the entire amortized cost basis on the securities in unrealized loss positions based on the creditworthiness of the underlying issuer, and the Company neither intends to sell these securities nor considers it more likely than not that the Company would be required to sell any such security before its anticipated recovery. As a result, the Company did not consider any of these investments to be other-than-temporarily impaired at December 31, 2024 and December 31, 2023.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	As of December 31,
	(In Years)	2024	2023
Laboratory equipment	5	$13,513	$11,455
Computer equipment	3	503	261
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	4,913	3,321
Furniture and fixtures	5	1,517	507
Total property and equipment		20,677	15,775
Less: Accumulated depreciation and amortization		(11,711)	(9,611)
Property and equipment, net		$8,966	$6,164

Depreciation and amortization expense was $2.4 million, $2.5 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued research and development expenses	$19,956	$10,676
Accrued salaries and benefits	8,233	6,974
Legal and professional fees	1,213	959
Other	950	147
Accrued liabilities	$30,352	$18,756

5. Operating Leases

In June 2023, the Company entered into a lease agreement for approximately 44,000 square feet of laboratory and office facilities at 5000 Shoreline Court, South San Francisco, California. The lease term is 120 months, and the Company has an option to extend the lease term for a total of two consecutive five-year periods. This lease agreement commenced in August 2024.

In May 2024, the Company amended its 5000 Shoreline Court facility lease agreement to expand the size of the original premises by adding approximately 11,321 rentable square feet of additional space. The lease term for the expanded premises will not begin until the landlord makes certain improvements and offers to deliver possession of the expansion premises to the Company. The lease term for the expanded premises has not yet commenced as of December 31, 2024.

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

Future minimum lease payments under operating leases included on the Company's balance sheet are as follows:

As of
(in thousands)	December 31, 2024
2025	$386
2026	1,705
2027	4,389
2028	4,224
2029	4,263
Thereafter	22,790
Total future minimum lease payments	37,757
Less: imputed interest	(18,586)
Total operating lease liabilities	$19,171

The following table summarizes other information about the Company's operating leases:

	As of December 31,
	2024	2023
Weighted-average remaining lease term	9.4	2.4
Weighted-average discount rate	12.6%	8.0%

Operating lease costs were $1.9 million, $1.7 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Variable lease costs were $1.1 million, $1.4 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company's share of total square footage.

During the years ended December 31, 2024, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities and included within cash used in operating activities in the statement of cash flows was $1.7 million, $2.0 million and $2.0 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of December 31, 2024.

7. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2024, December 31, 2023 and December 31, 2022. The Company has incurred net operating losses only in the United States since its inception. The Company has not reflected any benefit of such net operating loss carryforwards in the financial statements.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	1.5%	1.3%	1.9%
Change in valuation allowance	(25.1%)	(29.1%)	(23.4%)
Stock-based compensation	1.1%	0.7%	(1.2%)
Research tax credits	2.7%	8.3%	4.4%
Other permanent differences	(0.0%)	(0.1%)	(0.1%)
Section 162(m) limitation	(1.2%)	(2.1%)	(2.6%)
Provision for income taxes	0.0%	0.0%	0.0%

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$37,524	$34,717
Research and development credit carryforwards	30,868	19,997
Lease liability	4,074	610
Intangible assets	18,365	1,096
Stock-based compensation	7,401	2,593
Accruals and reserves	1,468	1,257
Capitalized research & development expenditures	69,271	36,267
Gross deferred tax assets	168,971	96,537
Less: Valuation allowance	(164,876)	(95,888)
Deferred tax assets, net of valuation allowance	4,095	649
Deferred tax liabilities:
Right-of-use assets	(3,990)	(477)
Property and equipment	(105)	(172)
Net deferred tax assets	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $69.0 million, $32.1 million and $14.2 million during 2024, 2023, and 2022, respectively.

The Company had net operating loss carryforwards of $147.5 million and $135.3 million available to reduce future taxable income, if any, for federal income tax purposes as of December 31, 2024 and December 31, 2023, respectively. The Company had net operating loss carryforwards of $93.5 million and $89.6 million available to reduce future taxable income, if any, for state income tax purposes. If not utilized, the federal carryforwards of $11.6 million and the state carryforwards of $93.5 million will begin to expire in 2037 and 2036, respectively. The federal net operating loss carryforwards of $135.9 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $19.8 million and $10.8 million as of December 31, 2024 and $12.0 million and $6.4 million as of December 31, 2023, respectively. The Company had Orphan Drug Credits (“ODC”), related to the orphan drug designation of darovasertib in 2022, of $8.1 million and $6.3 million as of December 31, 2024 and December 31, 2023, respectively. The federal credits will expire starting in 2037 if not utilized, and the state research credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2024. The Company has not experienced ownership changes in the current year. Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, the Company accrued no penalties or interest during the years ended December 31, 2024, December 31, 2023 and December 31, 2022. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months.

The Company had $5.9 million and $3.8 million of unrecognized tax benefits as of December 31, 2024 and December 31, 2023, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands).

Balance as of January 1, 2023	$1,962
Increase related to prior year tax positions	372
Increase related to current year tax positions	1,488
Balance as of December 31, 2023	$3,822
Decrease related to prior year tax positions	(185)
Increase related to current year tax positions	2,290
Balance as of December 31, 2024	$5,927

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Arizona, California, New Jersey, North Carolina, Pennsylvania, Texas, Utah and Wisconsin. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.

The Company is under audit in California for tax years 2020-2021.

8. Common Stock

As of December 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of December 31, 2024, no dividends have been declared to date.

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

As of December 31, 2024, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

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

The Company had reserved common stock for future issuance as follows:

	As of December 31,
	2024	2023
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	7,737,595	6,269,975
Shares available for grant under the 2019 Plan	1,910,589	964,622
Shares available for grant under the 2023 Inducement Plan	593,592	524,300
Shares available under the Employee Stock Purchase Plan	1,911,011	1,317,974
Pre-funded warrants issued and outstanding	875,135	2,339,420
Total	13,027,922	11,416,291

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

As of December 31, 2024, the number of shares available for issuance under the 2023 Inducement Plan was 593,592.

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

As of December 31, 2024, the number of shares available for issuance under the 2019 Plan was 1,910,589.

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

As of December 31, 2024, the number of shares available for issuance under the ESPP was 1,911,011. For the years ended December 31, 2024, 2023, and 2022 the Company recorded $0.6 million, $0.6 million and $0.4 million respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$21,115	$10,826	$6,050
General and administrative	13,631	7,663	5,579
Total stock-based compensation expense	$34,746	$18,489	$11,629

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2024	6,269,975	$15.53	7.82	$128.49
Options granted	3,247,538	$41.88
Options exercised	(1,118,695)	$11.16
Options canceled	(661,223)	$29.57
Balance, December 31, 2024	7,737,595	$26.06	7.89	43.01
Exercisable as of December 31, 2024	3,185,690	$15.63	6.62	$31.04
Vested and expected to vest as of December 31, 2024	7,737,595	$26.06	7.89	$43.01

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $29.93, $13.98 and $10.10 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2024, 2023, 2022 was $32.0 million, $16.9 million and $1.8 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of December 31, 2024 and December 31, 2023, the total unrecognized stock-based compensation expense for stock options was $90.2 million and $41.1 million, which is expected to be recognized over a weighted-average period of 2.63 years and 2.59 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Year Ended December 31,
	2024	2023	2022
Expected term	5.5 - 6.1 years	6.1 years	6.1 years
Expected volatility	76.8% - 81.3%	81.8% - 86.9%	86.8% - 89.9%
Risk-free interest rate	3.6% - 4.7%	3.6% - 4.8%	1.6% - 4.1%
Dividend yield	0%	0%	0%

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding and is based on the options’ vesting terms and contractual terms.

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

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of December 31, 2024, GSK has made aggregate payments in the amount of $20.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

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

In October 2024, an IND was cleared by the FDA to enable clinical evaluation, triggering a $7.0 million milestone payment.

The Company has the potential to earn up to an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate late-stage development and regulatory milestones of up to $465.0 million.

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

Novartis License Agreement

In September 2018, the Company entered into a License Agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 PKC inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. The Company renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to the Company a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors, as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose.

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

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Pfizer, Inc. (as amended in September 2020, April 2021, September 2021 and May 2023 (the “Pfizer Agreement”). Pursuant to the Pfizer Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, the Company is the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

In March 2022, the Company and Pfizer entered into a Second Clinical Trial Collaboration and Supply Agreement (as amended in May 2023 (the “Second Pfizer Agreement”), pursuant to which the Company is evaluating darovasertib and crizotinib as a combination therapy in MUM in a planned Phase 2/3 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, the Company is the sponsor of the combination trial and the Company will provide darovasertib and pay for the costs of the combination trial, and Pfizer will provide crizotinib for the planned combination trial at no cost to the Company for up to an agreed-upon number of MUM patients. The Company and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, in March 2022, the Company and Pfizer also entered into a Third Clinical Trial Collaboration and Supply Agreement (the “Third Pfizer Agreement”), pursuant to which the Company could, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, the Company was the sponsor of the planned combination trial, and the Company would provide darovasertib and pay for the costs of the combination trial. Pfizer would provide crizotinib for the planned combination trial at no cost to the Company. Pursuant to Amendment No. 1 to the Second Pfizer Agreement, as described below, the Company and Pfizer terminated the Third Pfizer Agreement.

In May 2023, the Company continued its relationship with Pfizer by entering into Amendment No. 4 to the Pfizer Agreement relating to the supply of crizotinib in support of this Phase 2 clinical trial, pursuant to which Pfizer will continue to provide the Company with an additional defined quantity of crizotinib at no cost.

The Company expanded its relationship with Pfizer in May 2023 under an Amendment No. 1 to the Second Pfizer Agreement to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM. Under the as-amended Second Pfizer Agreement, Pfizer will provide the Company with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. The Third Pfizer Agreement has been terminated by the Company and Pfizer under Amendment No. 1 to the Second Pfizer Agreement.

In December 2024, we entered into Amendment No. 5 to the Pfizer Agreement for the supply of crizotinib in the Phase 1/2 clinical trial for Pfizer to provide us a defined quantity of crizotinib at defined costs.

Cancer Research UK and University of Manchester Exclusive Option and License Agreement

In January 2022, the Company exercised its option for an exclusive worldwide license covering a broad class of poly (ADP-ribose) glycohydrolase (“PARG”), inhibitors from Cancer Research Technology Ltd. (“CRT”), and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000. The Company will be obligated to make payments to CRT aggregating up to a total of £19.5 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases. The Company will also pay low single-digit tiered royalties, and potentially also sales-based milestones, to CRT based on net sales of licensed products. In addition, in the event the Company sublicenses the intellectual property, it will also be obligated to pay CRT a specified percentage of any sublicense revenue.

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

Amgen Clinical Trial Collaboration and Supply Agreement

In July 2022, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Amgen Inc.(the “Amgen CTCSA”), to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. Under the mutually non-exclusive Amgen CTCSA, the Company will provide IDE397 drug supply to Amgen, who will be the sponsor of the Phase 1 clinical combination trial evaluating IDE397 and AMG 193. Each party will pay for fifty percent (50%) of the external third-party costs of the combination study. Each party will be responsible for its own internal costs and expenses in support of the combination study. The Company and Amgen will jointly oversee clinical development of the combination therapy through a Joint Oversight Committee responsible for coordinating all regulatory and other activities under the Amgen CTCSA. The parties will jointly own collaboration data and combination-related intellectual property, if any, arising from the combination clinical trial. The Company and Amgen each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent. The Company and Amgen mutually agreed to wind down the IDE397 and AMG 193 clinical combination study in February 2025 and will not pursue dose expansion.

Gilead Clinical Study Collaboration and Supply Agreement

In November 2023, the Company entered into a Clinical Study Collaboration and Supply Agreement with Gilead Sciences, Inc. (“Gilead”), (“Gilead CSCSA”), to clinically evaluate IDE397 in combination with Trodelvy (sacacituzumab-govitecan-hziy), a Trop-2 directed ADC, in patients having MTAP-deletion urothelial cancer, in a Phase 1 clinical trial. Under the mutually non-exclusive Gilead CSCSA, the Company will receive Trodelvy drug supply from Gilead and will sponsor the Phase 1 clinical combination trial evaluating ID397 and Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. The Company will bear all internal and external costs and expenses associated with the conduct of the combination study. The Company and Gilead will jointly oversee clinical development of the combination therapy through a Joint Steering Committee responsible for coordinating all regulatory and other activities under the Gilead CSCSA. The Company and Gilead each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent.

On February 12, 2025, the Company entered into an additional Clinical Study Collaboration and Supply Agreement with Gilead, or the Second Gilead CSCSA, pursuant to which the Company and Gilead will collaborate on a portion of the Company’s Phase 1 study for the clinical evaluation of our IDE397 compound in combination with Trodelvy, or the Combination Study, in certain patients with advanced solid tumors in lungs. Pursuant to the Second Gilead CSCSA, the Company is the sponsor of the Combination Study and the Company will provide the IDE397 compound and pay for the costs of the Combination Study. Gilead will provide Trodelvy for the Combination Study at no cost to the Company. The Company and Gilead will jointly own clinical data from the Combination Study and all inventions relating to the combined use of IDE397 and Trodelvy. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent. The Company and Gilead will form a joint steering committee responsible for coordinating all regulatory and other activities under the Second Gilead CSCSA.

Merck Clinical Trial Collaboration and Supply Agreement

In March 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (“Merck CTCSA”), with Merck (known as MSD outside of the United States and Canada) to evaluate the combination of IDE161 with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with high microsatellite instability (“MSI-High”) and microsatellite stable (“MSS”) endometrial cancer. Pursuant to the Merck CTCSA, the Company is the sponsor of the combination study, and the Company will provide the IDE161 compound and pay for the costs of the combination study. Merck will provide KEYTRUDA at no cost to the Company. The Company and Merck will jointly own clinical data from the combination. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent.

Biocytogen Option and License Agreement

In July 2024, the Company entered into an Option and License Agreement (the “Biocytogen Option and License Agreement”), pursuant to which Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (“Biocytogen”), granted us an option for an exclusive worldwide license from Biocytogen to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program (the “Option”).

Under the terms of the Biocytogen Option and License Agreement, the Company paid Biocytogen an upfront fee and, upon the Company’s potential exercise of the Option, an exercise fee totaling up to $6.5 million. The Option is exercisable by the Company within a specified time period after the Company obtains all data and results from certain non-GLP toxicology studies specified in the Biocytogen Option and License Agreement, which the Company will conduct at its own cost. Subject to the Company’s exercise of the Option, Biocytogen will be eligible to receive an option exercise fee, development and regulatory milestone payments and commercial milestone payments, as well as low to mid single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million.

Hengrui Pharma License Agreement

In December 2024, the Company entered into an exclusive License Agreement (the “Hengrui Pharma License Agreement”) with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (“Hengrui Pharma”), pursuant to which Hengrui Pharma granted the Company an exclusive worldwide license outside of Greater China, for IDE849 (SHR-4849), a potential first-in-class Phase 1 DLL3 TOP1i ADC. Under the terms of the Hengrui Pharma License Agreement, Hengrui Pharma is eligible to receive upfront and milestone payments totaling $1.045 billion, including a $75.0 million upfront fee, up to $200.0 million in development and regulatory milestone payments, plus commercial success-based milestones. Hengrui Pharma is also eligible to receive mid-single to low-double digit royalties on net sales outside of Greater China.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see No. 10, Significant Agreements).

Disaggregation of Revenue

The following table presents revenue disaggregated by research program (in thousands):

	Year Ended December 31,
	2024	2023	2022
MAT2A	$-	$3,722	$29,756
Pol Theta	-	3,002	13,894
WRN	7,000	16,661	7,281
Total collaboration revenue	$7,000	$23,385	$50,931

The Company identified the following six performance obligations associated with the GSK Collaboration Agreement:

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
Material right associated with the supply of MAT2A product for the MAT2A Combination Trial (“MAT2A Supply”)

With respect to the Pol Theta and WRN programs, the Company identified two promises: (1) granting of the license to develop and commercialize Pol Theta and WRN products, respectively, and (2) the preclinical research services. The Company determined that these two promises are not distinct within the context of the contract.

The Company recognized revenue related to amounts allocated to the MAT2A R&D services as the underlying services were performed over the period through the delivery of the Option data package, which is generated from its conduct of the dose escalation portion of the MAT2A Phase 1 monotherapy clinical trial. The Company used its internal research and development capability and also engaged third-party clinical research organizations (“CROs”), for which the Company acted as a principal. The Company delivered the Option data package to GSK. Accordingly, the performance obligation related to the MAT2A R&D services was fulfilled.

The Company recognized revenue related to amounts allocated to the Pol Theta R&D Services and WRN R&D Services as the underlying services were performed over the period through the completion of the Pol Theta and WRN preclinical research programs, respectively. Within 90 days from the end of each calendar quarter, GSK reimbursed the Pol Theta program costs incurred by the Company. Within 75 days from the end of each calendar quarter, the Company and GSK determined the amounts of WRN program costs incurred by both parties and the net amount owed by GSK to the Company or by the Company to GSK, which was paid within 75 days from such determination by a reimbursing party. The Company used its internal research capability and could also engage third-party CROs in transferring the Pol Theta R&D services and WRN R&D services, for which the Company acts as a principal. The Company completed Pol Theta R&D services during December 2022. Accordingly, the performance obligation related to the Pol Theta R&D services was fulfilled. The Company completed WRN R&D services during December 2023. Accordingly, the performance obligation related to the WRN R&D services was fulfilled.

The Company completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Since December 31, 2023, the Company has no accounts receivable and no contract liabilities related to the GSK Collaboration Agreement. Because the Company completed all performance obligations, future collaboration revenue recognized under the GSK Collaboration Agreement is only related to milestone payments as they are earned.

For the Pol Theta product, the Company achieved and earned a $7.0 million payment for a milestone in August 2023 based on acceptance of the IND by the FDA. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support evaluation of GSK101. The Company has the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

For the WRN product, the Company achieved and earned a $7.0 million payment for a milestone in October 2024 based on the acceptance of the IND by the FDA. An earlier preclinical development $3.0 million payment from GSK was achieved in October 2023 in connection with IND-enabling studies for the Werner Helicase Inhibitor DC. The Company has the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

Significant judgments

In applying ASC 606 to the GSK Collaboration Agreement, the Company made the following judgment that significantly affect the timing and amount of revenue recognition.

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(274,477)	$(112,961)	$(58,655)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted (1)	81,678,069	57,519,929	41,444,696
Net loss per share attributable to common stockholders, basic and diluted	(3.36)	(1.96)	(1.42)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company's common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the years ended December 31, 2024, 2023 and 2022.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of December 31,
	2024	2023	2022
Options to purchase common stock	7,737,595	6,269,975	5,097,263

13. Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of research and development for oncology-focused precision medicine. The Company’s chief operating decision maker (“CODM”) is its President and CEO. The Company’s measure of segment profit or loss is net income. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. All of the Company's long-lived assets are located in the United States.

In addition to the significant expense categories included within net income presented on the Company's statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Year Ended December 31,
	2024	2023	2022
External clinical development expenses (1):
Darovasertib	$55,335	$25,829	$13,433
IDE397(2)	16,629	11,985	9,426
IDE161	9,743	7,104	2,749
Personnel related and stock-based compensation	54,543	38,948	26,717
Other research and development expenses (3):	158,423	45,642	37,211
Total research and development expenses	$294,673	$129,508	$89,536

(1) External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

(2) IDE397 includes costs from the Amgen CTCSA

(3) Other research and development expenses include manufacturing and clinical trial costs for preclinical and earlier clinical stage programs.

These expenses are primarily for services provided by external consultants, CMOs and CROs.

14. Subsequent Events

At-the-Market Offering

Subsequent to December 31, 2024, from January 1, 2025 through January 6, 2025, the Company raised aggregate net proceeds of $25.1 million under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of January 6, 2025, approximately $156.6 million of common stock remained available to be sold under the ATM facility.

Commencement of Expansion Premises Office Lease - South San Francisco

The Company commenced the First Amendment to the Lease Agreement by and between DW LSP 5000 Shoreline, LLC and the Company in January 2025. The Company added approximately 11,321 rentable square feet of additional space to expand the size of the original premises.

Clinical Study Collaboration and Supply Agreement

On February 12, 2025, the Company entered into the Second Gilead CSCSA with Gilead pursuant to which the Company and Gilead will collaborate on a portion of the Phase 1 study for the clinical evaluation of IDE397 in combination with Trodelvy, or the Combination Study, in certain patients with advanced solid tumors in lungs. Pursuant to the Second Gilead CSCSA, the Company is the sponsor of the Combination Study, and the Company will provide the IDE397 compound and pay for the costs of the Combination Study.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California on February 18, 2025.

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

Signature	Title	Date

/s/ Yujiro Hata	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2025
Yujiro Hata

/s/ Andres Ruiz Briseno	Senior Vice President and Head of Finance and Investor Relations (Principal Financial and Accounting Officer)	February 18, 2025
Andres Ruiz Briseno

/s/ Terry Rosen, Ph.D.	Chairman of the Board of Directors	February 18, 2025
Terry Rosen, Ph.D.

/s/ Garret Hampton, Ph.D.	Director	February 18, 2025
Garret Hampton, Ph.D.

/s/ Susan L. Kelley, M.D.	Director	February 18, 2025
Susan L. Kelley, M.D.

/s/ Catherine Mackey, Ph.D.	Director	February 18, 2025
Catherine Mackey, Ph.D.

/s/ Scott Morrison	Director	February 18, 2025
Scott Morrison

/s/ Jeffrey Stein, Ph.D.	Director	February 18, 2025
Jeffrey Stein, Ph.D.

/s/ Wendy Yarno	Director	February 18, 2025
Wendy Yarno