Form 10-Q
period 2025-03-31
IDEAYA Biosciences, Inc.
filed 2025-05-06
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 87,581,963 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib (PKC) Phase 2/3 clinical trials, IDE397 (MAT2A) Phase 1/2 clinical trials, IDE849 (DLL3) Phase 1 clinical trial, IDE275 / GSK959 (Werner Helicase) Phase 1 clinical trial, IDE161 (PARG) Phase 1/2 clinical trial, IDE705 / GSK101 (Pol Theta Helicase) Phase 1 clinical trial, as well as the potential clinical utility and tolerability of our product candidates;
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
•
our expectations regarding the potential market size and size of the potential patient populations for darovasertib, IDE397, IDE849, IDE275 / GSK959, IDE161, IDE705 / GSK101, our other product candidates and any future product candidates, if approved for commercial use;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended March 31, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$129,996	$84,378
Short-term marketable securities	562,512	591,941
Prepaid expenses and other current assets	15,364	13,394
Total current assets	707,872	689,713
Restricted cash	805	805
Long-term marketable securities	358,665	405,832
Property and equipment, net	8,871	8,966
Right-of-use assets	24,428	18,775
Total assets	$1,100,641	$1,124,091
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,631	$15,421
Accrued liabilities	32,907	30,352
Operating lease liabilities, current	308	298
Total current liabilities	50,846	46,071
Long-term operating lease liabilities	25,660	18,873
Total liabilities	76,506	64,944
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 87,565,252 and 86,503,509 shares issued and outstanding as of March 31, 2025 and December 31, 2024	9	9
Additional paid-in capital	1,717,560	1,681,167
Accumulated other comprehensive income	1,585	812
Accumulated deficit	(695,019)	(622,841)
Total stockholders’ equity	1,024,135	1,059,147
Total liabilities and stockholders’ equity	$1,100,641	$1,124,091

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	70,886	42,805
General and administrative	13,503	8,212
Total operating expenses	84,389	51,017
Loss from operations	(84,389)	(51,017)
Other income
Interest income and other income, net	12,211	11,445
Net loss	$(72,178)	$(39,572)
Unrealized gains (losses) on marketable securities	773	(1,485)
Comprehensive loss	$(71,405)	$(41,057)
Net loss per common share, basic and diluted	$(0.82)	$(0.53)
Weighted-average common shares outstanding, basic and diluted	88,356,335	75,108,484

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	86,503,509	$9	$1,681,167	$812	$(622,841)	$1,059,147
Issuance of common stock related to at-the-market offering program, net of issuance costs	984,000	—	25,022	—	—	25,022
Issuance of common stock upon exercise of stock options	77,743	—	1,134	—	—	1,134
Stock-based compensation	—	—	10,237	—	—	10,237
Other comprehensive income	—	—	—	773	—	773
Net loss	—	—	—	—	(72,178)	(72,178)
Balances as of March 31, 2025	87,565,252	$9	$1,717,560	$1,585	$(695,019)	$1,024,135

Balances as of December 31, 2023	65,039,369	$7	$968,885	$562	$(348,364)	$621,090
Issuance of common stock related to at-the-market offering program, net of issuance costs	9,260,382	—	343,505	—	—	343,505
Issuance of common stock upon exercise of stock options	464,877	—	5,461	—	—	5,461
Stock-based compensation	—	—	6,312	—	—	6,312
Other comprehensive loss	—	—	—	(1,485)	—	(1,485)
Net loss	—	—	—	—	(39,572)	(39,572)
Balances as of March 31, 2024	74,764,628	$7	$1,324,163	$(923)	$(387,936)	$935,311

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(72,178)	$(39,572)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	600	616
Net accretion of discounts on marketable securities	(3,778)	(6,314)
Stock-based compensation	10,237	6,312
Amortization of right-of-use assets	533	466
Changes in assets and liabilities
Prepaid expenses and other assets	(1,970)	(3,130)
Accounts payable	2,728	(453)
Accrued and other liabilities	2,875	(1,273)
Lease liabilities	611	(465)
Net cash used in operating activities	(60,342)	(43,813)
Cash flows from investing activities
Purchases of property and equipment, net	(1,330)	(1,325)
Purchases of marketable securities	(105,207)	(475,781)
Maturities of marketable securities	186,354	123,135
Net cash provided by (used in) investing activities	79,817	(353,971)
Cash flows from financing activities
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	25,009	343,650
Proceeds from exercise of common stock options	1,134	5,461
Net cash provided by financing activities	26,143	349,111
Net increase (decrease) in cash, cash equivalents and restricted cash	45,618	(48,673)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	85,183	157,775
Cash, cash equivalents and restricted cash, at end of period	$130,801	$109,102

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$129,996	$108,345
Restricted cash	805	757
Cash, cash equivalents and restricted cash	$130,801	$109,102

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$12

Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	6,186	—
Purchases of property and equipment in accounts payable and accrued liabilities	654	183
Unpaid at-the-market offering program costs	$—	$145

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

During the three months ended March 31, 2025, the Company sold an aggregate of 984,000 shares of common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of March 31, 2025, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $695.0 million as of March 31, 2025.

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

As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of approximately $1.05 billion. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2025 and March 31, 2024 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2025 and December 31, 2024, its results of operations for the three months ended March 31, 2025 and March 31, 2024 and cash flows for the three months ended March 31, 2025 and March 31, 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Summary of Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the financial statements and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 18, 2025.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. These amendments enhance interim disclosure requirements, require disclosure of the title and position of the chief operating decision maker (“CODM”), require disclosure of significant segment expenses that are regularly provided to the CODM, clarify circumstances for disclosure of more than one segment profit or loss measure and require that a public entity that has a single reportable segment provide all disclosures required by ASC 280 and amendments. This ASU update is effective for fiscal years beginning after December 15, 2023 for the Company’s annual report, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the annual report for the fiscal year beginning January 1, 2024 and for this quarterly report for the period beginning January 1, 2025. This ASU resulted in additional disclosures. See Note 13. Segment Information.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively; the Company will adopt this ASU on a prospective basis. This ASU will likely result in additional disclosures.

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. This ASU will likely result in additional disclosures.

In January 2025, the FASB issued ASU 2025-01 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments in this ASU clarify that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. This ASU will likely result in additional disclosures.

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

As of March 31, 2025, financial assets measured and recognized at fair value are as follows (in thousands):

		March 31, 2025
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$492,737	$1,248	$(85)	$493,900
Corporate bonds	Level 2	380,731	561	(126)	381,166
Commercial paper	Level 2	84,457	—	(14)	84,443
Subtotal		957,925	1,809	(225)	959,509
Money market funds	Level 1	84,521	—	—	84,521
Cash		7,143	—	—	7,143
Total fair value of assets		$1,049,589	$1,809	$(225)	$1,051,173
Included in cash and cash equivalents(1)		130,004	—	(8)	129,996
Included in marketable securities, current(2)		561,567	989	(44)	562,512
Included in marketable securities, non-current(3)		358,018	820	(173)	358,665
Total fair value of assets		$1,049,589	$1,809	$(225)	$1,051,173

(1) $38.3 million of commercial paper was included in cash and cash equivalents on the condensed balance sheet due to securities with purchase.

dates within 90 days of maturity dates.

(2) The Company’s short-term marketable securities mature in one year or less.

(3) The Company’s long-term marketable securities mature between one and three years.

As of December 31, 2024, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$552,008	$1,214	$(353)	$552,869
Corporate bonds	Level 2	363,197	357	(419)	363,135
Commercial paper	Level 2	89,109	21	(8)	89,122
Subtotal		1,004,314	1,592	(780)	1,005,126
Money market funds	Level 1	57,626	—	—	57,626
Cash		19,399	—	—	19,399
Total fair value of assets		$1,081,339	$1,592	$(780)	$1,082,151
Included in cash and cash equivalents(1)		84,379	—	(1)	84,378
Included in marketable securities, current(2)		591,089	928	(76)	591,941
Included in marketable securities, non-current(3)		405,871	664	(703)	405,832
Total fair value of assets		$1,081,339	$1,592	$(780)	$1,082,151

(1) $7.4 million of commercial paper was included in cash and cash equivalents on the condensed balance sheet due to securities with purchase.

dates within 90 days of maturity dates.

(2) The Company’s short-term marketable securities mature in one year or less.

(3) The Company’s long-term marketable securities mature between one and three years

As of March 31, 2025 and December 31, 2024, all marketable securities had a remaining maturity of less than three years. There were no financial liabilities measured and recognized at fair value as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, certain securities were held in an unrealized loss position. Based on review of the portfolio of marketable securities and the creditworthiness of the underlying issuer, the Company determined that the decline in fair value below cost did not result from credit-related factors. Additionally, the Company does not intend to sell these securities, nor will it be required to sell before recovery of the amortized cost basis at maturity. As a result, no credit related losses have been recognized for any of the periods presented.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(In Years)	2025	2024
Laboratory equipment	5	$13,982	$13,513
Computer equipment	3	503	503
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	4,938	4,913
Furniture and fixtures	5	1,517	1,517
Total property and equipment		21,171	20,677
Less: Accumulated depreciation and amortization		(12,300)	(11,711)
Property and equipment, net		$8,871	$8,966

Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development expenses	$25,982	$19,956
Accrued salaries and benefits	4,929	8,233
Legal and professional fees	1,366	1,213
Other	630	950
Accrued liabilities	$32,907	$30,352

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

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of March 31, 2025	Operating Leases
2025	$290
2026	1,944
2027	5,379
2028	5,248
2029	5,323
Thereafter	28,464
Total future minimum lease payments	46,648
Less: imputed interest	(20,680)
Total operating lease liabilities	$25,968

The following table summarizes other information about the Company’s operating leases:

	As of
	March 31, 2025	December 31, 2024
Remaining Lease Term	9.3	9.4
Discount Rate	11.5%	12.6%

Operating lease costs were $1.2 million and $0.5 million for the three months ended March 31, 2025 and March 31, 2024.

Variable lease costs were $0.6 million and $0.4 million for the three months ended March 31, 2025 and March 31, 2024. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

During the three months ended March 31, 2025 and March 31, 2024, cash paid for amounts included in the measurement of lease liabilities were $0.1 million and $0.5 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of March 31, 2025.

7. Income Taxes

For the three months ended March 31, 2025 and March 31, 2024, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The Company is under audit in California for tax years 2020-2021.

8. Common Stock

As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, no dividends have been declared to date.

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

As of March 31, 2025, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

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

The Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2025	2024
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	10,220,556	7,737,595
Shares available for grant under the 2019 Plan	2,928,995	1,910,589
Shares available for grant under the 2023 Inducement Plan	474,622	593,592
Shares available under the Employee Stock Purchase Plan	2,776,046	1,911,011
Pre-funded warrants issued and outstanding	875,135	875,135
Total	17,275,354	13,027,922

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

As of March 31, 2025, the number of shares available for issuance under the 2023 Inducement Plan was 474,622.

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

As of March 31, 2025, the number of shares available for issuance under the 2019 Plan was 2,928,995.

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

As of March 31, 2025, the number of shares available for issuance under the ESPP was 2,776,046. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded $0.2 million and $0.1 million, respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$6,020	$3,784
General and administrative	4,217	2,528
Total stock-based compensation expense	$10,237	$6,312

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2025	7,737,595	$26.06	7.89	$43.01
Options granted	2,673,758	$20.29
Options exercised	(77,743)	$14.59
Options canceled	(113,054)	$26.10
Balance, March 31, 2025	10,220,556	$24.64	8.27	$9.52
Exercisable as of March 31, 2025	3,898,336	$20.09	6.81	$8.59
Vested and expected to vest as of March 31, 2025	10,220,556	$24.64	8.27	$9.52

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 and March 31, 2024 was $14.07 and $33.00 per share, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2025 and March 31, 2024 was $0.6 million and $14.5 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of March 31, 2025 and December 31, 2024, total unrecognized stock-based compensation expense for stock options was $115.7 million and $90.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.90 years and 2.63 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended March 31,
	2025	2024
Expected term	6.1 years	6.1 years
Expected volatility	75.7% - 76.3%	80.2% - 81.3%
Risk-free interest rate	4.1% - 4.4%	4.0% - 4.3%
Dividend yield	0%	0%

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

10. Significant Agreements

GSK Collaboration, Option and License Agreement

In June 2020, the Company entered into the Collaboration, Option and License Agreement (the “GSK Collaboration Agreement”), with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4) LIMITED (“GSK”), pursuant to which the Company and GSK have entered into a collaboration for its synthetic lethality programs targeting MAT2A, Pol Theta and Werner Helicase (“Werner” or “WRN”).

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of March 31, 2025, GSK has made aggregate payments in the amount of $20.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

GSK Collaboration - Pol Theta Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize Pol Theta products arising out of the Pol Theta program. The Company and GSK collaborated on preclinical research for the Pol Theta program, and GSK is leading clinical development of IDE705 (GSK101) for the Pol Theta program. GSK is responsible for all research and development costs for the Pol Theta program.

In August 2023, the Company earned a $7.0 million payment for a milestone based on acceptance of the IND by the FDA. An earlier preclinical development $3.0 million milestone payment from GSK was achieved in August 2022 in connection with ongoing IND-enabling studies to support the evaluation of IDE705 (GSK101).

The Company has the potential to achieve an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate late-stage development and regulatory milestones of up to $465.0 million. Upon commercialization, the Company will be eligible to receive commercial milestones of up to $475.0 million, and tiered royalties on global net sales of GSK101 – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

GSK Collaboration - Werner Helicase Program

Pursuant to the GSK Collaboration Agreement, GSK holds a global, exclusive license to develop and commercialize WRN products arising out of the WRN program. The Company and GSK collaborated on preclinical research for the WRN program, and GSK is sponsoring and leading clinical development of IDE275 (GSK959) for the WRN program, with the Company responsible for 20% and GSK responsible for 80% of such global research and development costs. The cost-sharing percentages will be adjusted based on the actual ratio of U.S. to global profits for WRN products, as measured three and six years after global commercial launch thereof

In October 2023, the Company earned a $3.0 million milestone from GSK in connection with IND-enabling studies. In October 2024, the Company earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK 959) to enable clinical evaluation.

The Company has the potential to earn up to an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate late-stage development and regulatory milestones of up to $465.0 million.

Upon commercialization, the Company will be eligible to receive commercial milestones of up to $475.0 million, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

Novartis License Agreement

In September 2018, the Company entered into a License Agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor, for the treatment of cancers having GNAQ and GNA11 mutations. The Company renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to the Company a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors, as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose. The Company paid Novartis an upfront payment of $2.5 million and issued 263,615 shares of its Series B redeemable convertible preferred stock concurrently with the execution of the license agreement.

In March 2025, the FDA granted Breakthrough Therapy designation (“BTD”) for darovasertib, a potential first-in-class protein kinase C (“PKC”) inhibitor, for the neoadjuvant treatment of adult patients with primary uveal melanoma (“UM”) for whom enucleation has been recommended. Under the license agreement with Novartis, the Company paid Novartis a $1.0 million milestone payment in April 2025.

Subject to completion of certain clinical and regulatory development milestones, the Company agreed to make additional milestone payments in the aggregate of up to $8.0 million, and subject to achievement of certain commercial sales milestones, the Company agreed to make milestone payments in the aggregate of up to $20.0 million. The Company also agreed to pay mid to high single-digit tiered royalty payments based on annual worldwide net sales of licensed products, payable on a licensed product-by-licensed product and country by country basis until the latest of the expiration of the last to expire exclusively licensed patent, the expiration of regulatory exclusivity, and the ten year anniversary of the first commercial sale of such product in such country. The royalty payments are subject to reductions for lack of patent coverage, loss of market exclusivity, and payment obligations for third-party licenses.

The Company owns or controls all commercial rights in its darovasertib program in UM, including in MUM and in primary UM, subject to certain economic obligations pursuant to its exclusive, worldwide license to darovasertib with Novartis.

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

In March 2022, the Company and Pfizer entered into a Second Clinical Trial Collaboration and Supply Agreement, as amended in May 2023 (the “Second Pfizer Agreement”), pursuant to which the Company is evaluating darovasertib and crizotinib as a combination therapy in MUM in a planned Phase 2/3 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, the Company is the sponsor of the combination trial and the Company will provide darovasertib and pay for the costs of the combination trial, and Pfizer will provide crizotinib for the planned combination trial at no cost to the Company for up to an agreed-upon number of MUM patients. The Company and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

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

Also, in May 2023, the Company expanded its relationship with Pfizer to support the Phase 2/3 registrational trial to evaluate darovasertib and crizotinib as a combination therapy in MUM by entering into Amendment No. 1 to the Second Pfizer Agreement. Under Amendment No. 1 to the Second Pfizer Agreement, Pfizer will provide the Company with a first defined quantity of crizotinib at no cost, as well as an additional second defined quantity of crizotinib at a lump-sum cost. The Third Pfizer Agreement was terminated by the Company and Pfizer under Amendment No. 1 to the Second Pfizer Agreement.

In December 2024, the Company entered into Amendment No. 5 to the Pfizer Agreement for the supply of crizotinib in the Phase 1/2 clinical trial for Pfizer to provide us a defined quantity of crizotinib at defined costs.

Cancer Research UK and University of Manchester Exclusive Option and License Agreement

The Company entered into an exclusive license under the Evaluation, Option and License Agreement with Cancer Research Technologies Ltd., also known as Cancer Research United Kingdom Ltd. (“CRT”), and the University of Manchester, pursuant to which the Company holds an exclusive worldwide license rights covering a broad class of PARG inhibitors.

In January 2022, the Company exercised its option for an exclusive worldwide license covering a broad class of poly (ADP-ribose) glycohydrolase (“PARG”), inhibitors from CRT, and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000.

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

Amgen Clinical Trial Collaboration and Supply Agreement

In July 2022, the Company entered into a clinical trial collaboration and supply agreement with Amgen Inc. (the “Amgen CTCSA”), to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having MTAP-null solid tumors, in a Phase 1/2 clinical trial. In February 2025, the Company and Amgen mutually agreed to wind down the IDE397 and AMG 193 clinical combination study and will not pursue dose expansion.

Gilead Clinical Study Collaboration and Supply Agreement

In November 2023, the Company entered into a Clinical Study Collaboration and Supply Agreement with Gilead Sciences, Inc. (“Gilead”), (the “Gilead CSCSA”), to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab govitecan-hziy), a Trop-2 directed antibody drug conjugate (“ADC”), in patients having MTAP-deletion urothelial cancer (“UC”), in a Phase 1 clinical trial.

In February 2025, the Company expanded its clinical study collaboration and entered into an additional Clinical Study Collaboration and Supply Agreement with Gilead (the “Second Gilead CSCSA”), to evaluate the IDE397 and Trodelvy combination in MTAP-deletion NSCLC.

The Company is the study sponsor and Gilead will provide the supply of Trodelvy. Gilead will bear internal or external costs incurred in connection with its supply of Trodelvy. The Company will bear all internal and external costs and expenses associated with the conduct of the combination study. The Company and Gilead each retain commercial rights to its respective compounds, including with respect to use as a monotherapy agent or combination agent.

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

Biocytogen Option and License Agreement

In July 2024, the Company entered into an Option and License Agreement (the “Biocytogen Option and License Agreement”), pursuant to which Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (“Biocytogen”), granted us an option for an exclusive worldwide license from Biocytogen to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program (the “Option”). Under the terms of the Biocytogen Option and License Agreement, the Company paid Biocytogen an upfront fee and an exercise fee totaling $6.5 million upon exercise of the option. The Company is targeting an IND submission to the FDA in the second half of 2025 for IDE034, subject to satisfactory completion of ongoing preclinical and IND-enabling studies.

Biocytogen is eligible to receive additional development and regulatory milestone payments and commercial milestone payments, as well as low to mid single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million. The Company's royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

Hengrui Pharma License Agreement

In December 2024, the Company entered into an exclusive License Agreement (the “Hengrui Pharma License Agreement”) with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (“Hengrui Pharma”), pursuant to which Hengrui Pharma granted the Company an exclusive worldwide license outside of Greater China, for IDE849 (SHR-4849), a potential first-in-class Phase 1 DLL3 TOP1i ADC. In April 2025, the Company received U.S. IND clearance for the initiation of a Phase 1 clinical trial to evaluate IDE849 in solid tumors.

Under the terms of the Hengrui Pharma License Agreement, Hengrui Pharma is eligible to receive upfront and milestone payments totaling $1.045 billion, including a $75.0 million upfront fee, up to $200.0 million in development and regulatory milestone payments, plus commercial success-based milestones. Hengrui Pharma is also eligible to receive mid-single to low-double digit royalties on net sales outside of Greater China. The Company owns or controls all commercial rights outside of greater China for IDE849.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 10, Significant Agreements).

Disaggregation of Revenue

The Company recognized no revenue for the three months ended March 31, 2025 and March 31, 2024.

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

For the WRN product, the Company achieved and earned a $7.0 million payment for a milestone in October 2024 based on the acceptance of the IND by the FDA. An earlier preclinical development $3.0 million payment from GSK was achieved in October 2023 in connection with IND-enabling studies for IDE275 (GSK959). The Company has the potential to receive an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

Significant Judgments

In applying ASC 606 to the GSK Collaboration Agreement, the Company made the following judgment that significantly affect the timing and amount of revenue recognition:

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(72,178)	$(39,572)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	88,356,335	75,108,484
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.53)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended March 31, 2025.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of March 31,
	2025	2024
Options to purchase common stock	10,220,556	7,874,924
Total	10,220,556	7,874,924

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

In addition to the significant expense categories included within net income presented on the Company's condensed statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Three Months Ended
	March 31, 2025	March 31, 2024
External clinical development expenses(1):
Darovasertib	$23,018	$10,869
IDE397(2)	3,741	2,926
IDE161	2,448	2,695
Personnel related and stock-based compensation	15,814	12,254
Other research and development expenses(3)	25,865	14,061
Total research and development expenses	$70,886	$42,805

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

14. Subsequent Events

The Company evaluated all subsequent events from March 31, 2025 through the filing date of this Quarterly Report on Form 10-Q and determined there were no significant events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Note Regarding Forward-Looking Statements.”

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

Our clinical pipeline includes six potential first-in-class clinical-stage product candidates – darovasertib (PKC), IDE397 (MAT2A), IDE849 (DLL3), IDE275 / GSK959 (Werner Helicase), IDE161 (PARG), and IDE705 / GSK101 (Pol Theta Helicase). We own or control all commercial rights of three of these product candidates: darovasertib, IDE397, and IDE161, and own or control all commercial rights outside of greater China for IDE849. We are also advancing several development candidates, including IDE892, a potential best-in-class MTA-cooperative PRMT5 inhibitor for which we are targeting an investigational new drug, or IND, filing in mid-year 2025; IDE034, a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload bispecific antibody drug conjugate, or BsADC, program for which we are targeting an IND filing in the second half of 2025; and IDE574, a potential first-in-class KAT6/7 dual inhibitor program for which we are targeting an IND filing in the second half of 2025. We also have multiple earlier-stage preclinical programs. We have established selective, value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities.

Darovasertib – PKC Inhibitor Clinical Candidate in Uveal Melanoma (UM)

Darovasertib (IDE196) is our most advanced clinical-stage product candidate, which we in-licensed from Novartis. Darovasertib is a potent, selective small molecule inhibitor of protein kinase C, or PKC, which we are developing for genetically defined cancers having GNAQ or GNA11 gene mutations. PKC is a protein kinase that functions downstream of the GTPases GNAQ and GNA11.

We have enrolled over 300 patients as of May 5, 2025, and have opened multiple clinical sites, including international sites, in our potential registration-enabling Phase 2/3 clinical trial, designated as IDE196-002. The purpose of the clinical trial is to evaluate darovasertib in combination with crizotinib, Pfizer’s investigational cMET inhibitor, in patients having metastatic uveal melanoma, or MUM, with human leukocyte antigen-, or HLA-A*02:01 negative, or HLA-A2(-), serotype, as part of a second Clinical Trial Collaboration and Supply Agreement, or the Second Pfizer Agreement, with Pfizer.

In December 2024, we announced the recommendation of a move-forward dose and the completion of the Part 2a dose optimization for the potential registration-enabling Phase 2/3 trial evaluating the combination of darovasertib and crizotinib in the first-line, or 1L, setting in patients with HLA-A2(-) MUM. We are continuing enrollment in Part 2b with the selected optimal dose.

We are targeting a median progression free survival, or PFS, readout for the Phase 2/3 registration-enabling trial of the darovasertib and crizotinib combination in 1L HLA-A2(-) MUM by year-end 2025.

We are enrolling additional HLA-A*02:01 positive, or HLA-A2(+), patients as an independent clinical strategy to address HLA-A2(+) MUM patients, in our ongoing Phase 2 clinical trial, designated as IDE196-001.

We are targeting a median overall survival, or OS, readout from our Phase 2 clinical trial, designated as IDE196-001, in over 40 1L MUM patients at a medical conference in the second half of 2025. The readout will include both 1L HLA-A2(-) and HLA-A2(+) MUM patients.

We are also supporting evaluation of darovasertib as single-agent neoadjuvant and adjuvant therapy in primary uveal melanoma, or UM, in an ongoing investigator-sponsored clinical trial, or IST, captioned as “Neoadjuvant / Adjuvant trial of Darovasertib in Ocular Melanoma,” or NADOM, led by St. Vincent’s Hospital in Sydney with the participation of Alfred Health and the Royal Victorian Eye and Ear Hospital in Melbourne.

We enrolled 95 patients as of December 31, 2024 in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary uveal melanoma, or UM, with ongoing enrollment and multiple clinical sites open. We are targeting two clinical data updates from this Phase 2 clinical trial to be presented at medical conferences in mid-2025 and the second half of 2025. The mid-2025 update will be focused on vision data and the plaque brachytherapy patients, and the update in the second half of 2025 is expected to include over 90 UM patients from both the enucleation and plaque brachytherapy eligible cohorts.

In September 2024, we announced interim clinical data from the ongoing Phase 2 Company-sponsored trial and provided a regulatory update on a potential Phase 3 registration-enabling clinical trial in neoadjuvant UM patients based on a Type C meeting held with the U.S. Food and Drug Administration, or FDA. In April 2025, we provided a further regulatory update on the potential Phase 3 registrational trial design for darovasertib in neoadjuvant UM patients based on a Type D meeting held with the FDA. Based on the Type D meeting, we currently project approximately 520 patients will be randomized 2:1 to receive darovasertib or control in two cohorts. The two cohorts include enucleation-eligible UM patients (n=120) and plaque brachytherapy, or PB,-eligible UM patients (n=400). Primary endpoints, which are supportive of full approval based on the FDA Type D Meeting, include eye preservation rate for enucleation patients and proportion of patients with best corrected visual acuity 15-letter loss from time of randomization and time of completion of PB for the PB cohort, with event-free survival (EFS) as a required secondary endpoint for both cohorts. Commencement of the Phase 3 registration-enabling trial for darovasertib in neoadjuvant UM is targeted for the first half of 2025.

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

We are pursuing a clinical strategy for darovasertib to broadly address UM, alternatively referred to as ocular melanoma, in both primary and metastatic settings. Greater than 90% of UM patients have tumors harboring GNAQ or GNA11 mutations. There are no FDA-approved systemic therapies for primary UM as either neoadjuvant or adjuvant therapies. There are likewise no FDA-approved therapies for patients having MUM with HLA-A*02:01 negative, or HLA-A2(-), serotype. These primary UM patients and HLA-A2(-) MUM patients collectively represent approximately 85% of all ocular melanoma patients. We have a separate, independent clinical strategy to address HLA-A*02:01 positive, or HLA-A2(+), MUM patients.

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

In the Phase 2 portion of the clinical trial, approximately 260 patients will be randomized on a 2:1 basis for treatment with the darovasertib and crizotinib combination in the treatment arm or investigators choice in the control arm, selected from (a) a combination of ipilimumab (ipi) and nivolumab (nivo), (b) PD1-targeted monotherapy or (c) dacarbazine. The treatment arm of the Phase 2 portion of the clinical trial includes a nested study to confirm the move forward combination dose for the integrated Phase 2/3 clinical trial – including cohorts at the Phase 2 expansion doses of (i) darovasertib 300 mg BID + crizotinib 200 mg BID and (ii) darovasertib 200 mg BID + crizotinib 200 mg BID. Under the nested study design, patients enrolled in the cohort at the move forward dose will be included within the Phase 2/3 registrational clinical trial. The Phase 2 portion of the clinical trial contemplates an efficacy and safety data set of approximately 200 patients randomized 2:1 with the treatment arm at the move forward dose to support a potential accelerated approval based on median PFS by blinded independent central review, or BICR, as a primary endpoint. Accelerated approval is intended to allow for earlier approval of drugs that treat serious conditions and fill an unmet medical need based on a demonstration of effectiveness on a surrogate endpoint.

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

In December 2024, we announced the recommendation of a move-forward dose and the completion of the Part 2a dose optimization for the potential registration-enabling Phase 2/3 trial evaluating the combination of darovasertib and crizotinib in the 1L setting in patients with HLA-A2(-) MUM. We are continuing enrollment in Part 2b with the selected optimal dose.

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

Darovasertib – Orphan Drug Designation in UM, Fast Track Designation in MUM and Breakthrough Therapy Designation in Neoadjuvant UM

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

In March 2025, the FDA granted Breakthrough Therapy Designation, or BTD, for darovasertib for the neoadjuvant treatment of adult patients with primary UM for whom enucleation has been recommended. Under the license agreement with Novartis, we paid Novartis a $1.0 million milestone payment in April 2025. BTD is designed to expedite the development and regulatory review of promising therapies for serious or life-threatening conditions where preliminary clinical evidence suggests substantial improvement over existing treatments. The designation facilitates more intensive FDA guidance, cross-disciplinary collaboration, and eligibility for rolling submission and priority review.

Darovasertib – Phase 2 Trials in Neoadjuvant and Adjuvant Therapy in UM

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

We enrolled 95 patients as of December 31, 2024 in our Phase 2 clinical trial, designated as IDE196-009, evaluating darovasertib as single-agent neoadjuvant and adjuvant therapy in patients having primary UM with ongoing enrollment and multiple clinical sites open. The purpose of the clinical trial is to evaluate single-agent darovasertib as neoadjuvant treatment of primary UM prior to primary interventional treatment of enucleation or radiation therapy and also as adjuvant therapy following the primary treatment. An amendment to the study protocol was submitted to the FDA in July 2024 to enable dosing of darovasertib therapy up to 12 months.

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

Darovasertib – Potential Registration-Enabling Clinical Trial in Neoadjuvant UM

A Type C meeting was held with the FDA in September 2024 and a Type D meeting was subsequently held in April 2025 for the clinical trial design of a potential Phase 3 registration-enabling clinical trial in neoadjuvant UM patients. For the potential Phase 3 clinical trial, we currently project approximately 520 patients will be randomized 2:1 for treatment with darovasertib in the treatment arm or the control arm. Based on the currently targeted clinical trial design, there will be two cohorts enrolled, including enucleation eligible UM patients and plaque brachytherapy eligible UM patients. For the enucleation cohort, the randomization will be with or without darovasertib as neoadjuvant therapy. For the plaque brachytherapy cohort, the randomization will be darovasertib followed by plaque brachytherapy versus plaque brachytherapy alone.

Based on guidance and information provided in the FDA Type D meeting, we expect that eye preservation rate (exceed lower bound of 10% eye preservation rate with a 95% confidence interval) will be the primary endpoint for enucleation UM patients. Proportion of patients with best corrected visual acuity 15-letter loss from time of randomization and time of completion of PB will be the primary endpoint for plaque brachytherapy UM patients. Vision detriment will be measured by the Early Treatment Diabetic Retinopathy Study (ETDRS) Best-Corrected Visual Acuity (BCVA) of >15-letters lost. No detriment to Event-Free-Survival, or EFS, in the treatment arms will be a required secondary endpoint. No detriment is defined as overlapping confidence intervals.

Additional secondary endpoints include overall response rate (>20% ocular tumor shrinkage by product of diameters), proportion of patients with clinically significant macular edema, proportion of subjects with 20/200 vision loss or worse (legal blindness), and proportion of subjects with reduction of radiation dose of >20% delivered to key eye structures.

The registrational study will enroll UM patients with a high risk for metastatic disease. Patients with moderate to high risk for vision loss will also be enrolled in the plaque brachytherapy eligible UM cohort. Based on the FDA meeting, there is a potential for consideration of a broad indication label in neoadjuvant UM for subjects with low, intermediate and high risk for metastatic disease. We anticipate approximately 18 months of data maturity from the last patient enrolled to an initial readout for no detriment to EFS in the treatment arms. 300mg BID darovasertib will be the move-forward dose for the registrational trial. Commencement of the Phase 3 registration-enabling trial for darovasertib in neoadjuvant UM is targeted for the first half of 2025.

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

We have enrolled patients into a Phase 1/2 clinical trial, designated as IDE397-001, to evaluate IDE397 for patients having certain tumors with MTAP gene deletion, with an initial focus in MTAP-deletion urothelial cancer, or UC, and non-small cell lung cancer, or NSCLC. We are proceeding with enrollment of MTAP-deletion patients into a monotherapy Phase 1/2 expansion cohort with an initial focus on high priority solid tumor types, including UC and NSCLC. We have selected a move-forward Phase 2 expansion dose for IDE397 monotherapy, based on AE profile and preliminary clinical efficacy observed, including multiple partial responses by RECIST 1.1.

We own all right, title and interest in and to IDE397 and the MAT2A program, including all worldwide commercial rights thereto.

Company-Sponsored Phase 1/2 Monotherapy Expansion in MTAP-Deletion Urothelial and Lung Cancer

In July 2024, we announced clinical data for the IDE397 Phase 1/2 monotherapy expansion dose demonstrating preliminary clinical efficacy in heavily pre-treated MTAP-deletion UC and NSCLC patients. The patients evaluated had a median of two prior lines of therapy, ranging from one to seven prior lines of treatment. The reported Phase 1/2 clinical data were based on 18 evaluable MTAP-deletion patients, including seven UC patients, four adenocarcinoma squamous NSCLC patients, and seven squamous NSCLC patients at the expansion dose of 30 mg once-a-day, or QD, of IDE397. In the interim update for 18 evaluable patients, with a data analysis cutoff date of June 21, 2024, we reported an overall response rate of approximately 39% (one complete response and six partial responses by RECIST 1.1 evaluation), which included two unconfirmed partial responses (one UC patient that had a 100% tumor reduction in the target lesion at the last CT-scan assessment and one adenocarcinoma squamous NSCLC patient which were both confirmed in our October 2024 update). We also observed a disease control rate of 94%, including one complete response, six partial responses and 10 stable disease by RECIST 1.1 evaluation. In addition, we observed tumor shrinkage in 14 of the 18 evaluable patients. 11 of the evaluable patients are still on treatment and five of the seven responses by RECIST 1.1 evaluation remain in response. We also reported a ctDNA molecular response, or MR, rate of 81%, representing 13 of 16 reportable patients with 50% or greater ctDNA reduction (several quality control failures of patient samples precluded the other patients from MR analysis).

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

We are collaborating with Gilead Sciences, Inc., or Gilead, to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab govitecan-hziy), Gilead’s Trop-2 directed antibody drug conjugate, or ADC, in patients having MTAP-deletion UC, in our Phase 1 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or CSCSA, with Gilead.

The first patient was dosed on the Phase 1 trial in June 2024. The Phase 1 clinical trial is evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy of IDE397 in combination with Trodelvy in MTAP-deletion UC patients (NCT04794699). Pursuant to the Gilead CSCSA, we and Gilead retain the commercial rights to our respective compounds, including with respect to use as a monotherapy or combination agent. We are the study sponsor and Gilead will provide the supply of Trodelvy. IDE397 monotherapy or in combination with Trodelvy has not been approved by any regulatory agency, and the efficacy and safety of this combination has not been established.

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

In February 2025, we expanded our clinical study collaboration with Gilead and entered into an additional CSCSA, or the Second Gilead CSCSA, to evaluate the IDE397 and Trodelvy combination in MTAP-deletion NSCLC.

In April 2025, we initiated Phase 1/2 expansion for IDE397 in combination with Trodelvy in MTAP-deletion UC based on preliminary safety and clinical efficacy data.

We were collaborating with Amgen to clinically evaluate IDE397 in combination with AMG 193, the Amgen investigational MTA-cooperative PRMT5 inhibitor, in patients having tumors with MTAP-deletion, in an Amgen-sponsored clinical trial pursuant to our Clinical Trial Collaboration and Supply Agreement with Amgen, or the Amgen CTCSA. In February 2025, we and Amgen mutually agreed to wind down the IDE397 and AMG 193 clinical combination study and will not pursue dose expansion.

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

IDE849 (DLL3) Program with Hengrui Pharma

In December 2024, we entered into an exclusive License Agreement, or the Hengrui Pharma License Agreement, with Jiangsu Hengrui Pharmaceuticals Co., Ltd., or Hengrui Pharma, pursuant to which Hengrui Pharma granted us an exclusive worldwide license outside of Greater China for IDE849 (SHR-4849), a potential first-in-class Phase 1 DLL3 TOP1i ADC. DLL3 has been reported to be expressed in multiple solid tumor types, including in small cell lung cancer, or SCLC, and Neuroendocrine Tumors, or NETs, at approximately 85% and 20-40%, respectively. DLL3 has limited extracellular expression in normal tissues, making it a promising therapeutic target in these tumor types, for which there remains significant unmet medical need.

IDE849 has shown promising antitumor activity in preclinical studies, including tumor regression as a monotherapy in multiple models. IDE849 is currently being evaluated by Hengrui Pharma in an ongoing Phase 1 trial in China in SCLC patients. In the ongoing Phase 1 dose escalation, IDE849 has reached therapeutic dose levels where multiple partial responses have been observed as of the data cutoff date of December 10, 2024. Among 11 evaluable SCLC subjects treated at therapeutic dose levels, 8 partial responses by RECIST 1.1 were observed, resulting in an overall response rate of ~73% (including both confirmed and unconfirmed responses, with all unconfirmed responses pending further evaluation). As of the data cutoff date, treatment related adverse events, or TRAEs were predominantly Grade 1 or 2. The Phase 1 dose escalation is ongoing with no reported drug-related discontinuations, and the maximum tolerated dose has not yet been reached. The most common TRAEs observed were white blood cell count decreased, anemia, neutrophil count decreased, nausea and platelet count decreased. In January 2025, Hengrui Pharma selected expansion doses for their Phase 1 trial. Clinical efficacy and safety data from over 40 SCLC patients in the multi-site open label Phase 1 trial, including the dose escalation and multiple expansion doses, is targeted to be presented at a medical conference in the third quarter of 2025.

In May 2025, we received U.S. IND clearance for the initiation of a Phase 1 clinical trial to evaluate IDE849 in solid tumors. We are targeting to evaluate IDE849 clinically in a multi-site global clinical trial as a monotherapy agent in SCLC and NETs and multiple DLL3 upregulated solid tumor types, and to evaluate IDE849 in a clinical combination with our potential first-in-class PARG inhibitor, IDE161, in the second half of 2025. Based on the FDA guidance, we will begin the Phase 1 study in the United States at a IDE849 starting dose that is equivalent to one of the expansion doses being evaluated in the ongoing Phase 1 study (NCT06443489) by partner Hengrui Pharma, where multiple confirmed partial responses have been observed by RECIST 1.1. We have also published preclinical data demonstrating IDE161 has combination synergy in-vitro and enhances the durability of TOP1-payload ADCs in preclinical in vivo models.

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

We, in collaboration with GSK, have demonstrated preclinical in vivo efficacy with tumor regression and PD response in a relevant MSI-High model. We have observed selectivity of our Werner Helicase inhibitor and validation of the synthetic lethal relationship to tumors with MSI-High over tumors with MSS based on a lack of in vivo pharmacological response in relevant MSS xenograft models.

We, in collaboration with GSK, received IND clearance for IDE275 (GSK959), a potential first-in-class WRN inhibitor, in October 2024 to enable first-in-human clinical evaluation of IDE275 (GSK959) for patients having tumors with MSI-High. GSK initiated a Phase 1/2 clinical trial for IDE275 (GSK959), following FDA allowance to proceed with the clinical trial. GSK will lead clinical development for the Werner Helicase program. GSK is responsible for 80% of global research and development costs, and we are responsible for 20% of such costs. GSK holds a global, exclusive license to develop and commercialize the Werner Helicase Inhibitor DC.

In April 2025, we, in collaboration with GSK, presented an oral presentation in the New Drugs on the Horizon series and three poster presentations at the American Association for Cancer Research, or AACR, 2025 Annual Meeting, on the potential best-in-class preclinical profile in the MSI-H setting for IDE275 (GSK959), with a unique binding mode from previously reported WRN inhibitors. A Trial in Progress poster for the ongoing SYLVER Phase 1/2 study (NCT06710847) was also presented at AACR 2025.

In October 2023, we achieved and earned a $3.0 million milestone in connection with IND-enabling studies. In October 2024, we earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK 959). We have the potential to earn up to an additional $10.0 million milestone payment upon initiation of Phase 1 clinical dose expansion.

We are also eligible to receive further aggregate late-stage development and regulatory milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive commercial milestones of up to $475.0 million, 50% of U.S. net profits and tiered royalties on global non-U.S. net sales of the Werner Helicase Inhibitor DC – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

IDE161 – PARG Inhibitor in Tumors with Homologous Recombination Deficiency

We are evaluating IDE161, a potential first-in-class small molecule poly (ADP-ribose) glycohydrolase, or PARG, inhibitor, in a Phase 1/2 clinical trial, designated as IDE161-001 for patients having tumors with homologous recombination deficiency, or HRD, and potentially other genetic and/or molecular signatures. PARG is a novel target in a clinically validated biological pathway. PARG functions as a regulator of DNA repair in the same biochemical pathway as poly-(ADP-ribose) polymerase, or PARP. PARG hydrolyzes PAR chains that are polymerized by PARP enzymes, completing the PAR cycle. Small molecule inhibitors of PARG result in a dose dependent increase in cellular PAR after DNA damage. PARG is a mechanistically distinct target relative to PARP.

We are progressing with enrollment of patients having tumors with HRD into the Phase 1 expansion portion of the Phase 1/2 clinical trial. We selected an initial Phase 1/2 monotherapy expansion dose for IDE161 in endometrial cancer, based on AE profile and preliminary efficacy observed. In parallel, we are also continuing with Phase 1 monotherapy dose optimization. Our clinical strategy focus for the IDE161 program is on enrollment for the combination with IDE849.

In September 2023, we received Fast Track Designation from the FDA for IDE161 for the treatment of adult patients having advanced or metastatic ovarian cancer with germline or somatic BRCA 1/2 mutations who are platinum resistant and have received prior antiangiogenic and PARP inhibitor therapies and for the treatment of adult patients having advanced or metastatic hormone receptor positive, or HR+, Her2- breast cancer with germline or somatic BRCA 1/2 mutations who have progressed following treatment with at least one line of a hormonal therapy, a CDK4/6 inhibitor therapy and a PARP inhibitor therapy.

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

In April 2025, we presented preclinical data on immune checkpoint inhibitor (ICI)-driven anti-tumor immunity at AACR 2025.

We are targeting to present preclinical combination mechanism and synergy efficacy data of IDE161 with TOP1-payload based ADCs at a medical conference in the third quarter of 2025.

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

We have the potential to earn further aggregate late-stage development and regulatory milestones of up to $465.0 million. Upon commercialization, we will be eligible to receive commercial milestones of up to $475.0 million, and tiered royalties on global net sales of GSK101 – ranging from high single-digit to sub-teen double-digit percentages, subject to certain customary reductions.

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

In April 2025, we presented preclinical data providing insights into metabolite kinetics and PRMT5 dysregulation in MTAP-deficient cancers at AACR 2025.

We are also targeting to enable our wholly-owned clinical combination of IDE397 and IDE892 in the second half of 2025 in MTAP-deletion NSCLC.

IDE034 (B7H3/PTK7) program with Biocytogen

In July 2024, we entered into an Option and License Agreement, or the Biocytogen Option and License Agreement, with Biocytogen Pharmaceuticals (Beijing) Co., Ltd., (Biocytogen, HKEX: 02315), or Biocytogen, pursuant to which Biocytogen granted us an option for an exclusive worldwide license for a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program, or the Option. B7H3/PTK7 has been found to be co-expressed in multiple solid tumor types, including double-digit percent prevalence in lung, colorectal, and head and neck cancers, among others. Based on preclinical data, the potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program has the potential to be developed as a monotherapy agent and used in combination with multiple programs in our pipeline targeting DDR-based therapies, including our PARG inhibitor IDE161.

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

Biocytogen is eligible to receive total potential upfront, option exercise and milestone payments equal an aggregate of $406.5 million, including development and regulatory milestone payments of up to $100.0 million. Our royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

IDE574 - KAT6/7 inhibitor

Our development candidate IDE574, is a potential first-in-class KAT6/7 inhibitor which is an equipotent, highly selective, small molecule dual inhibitor of the lysine acetyltransferase (KAT) 6 and 7, both of which have been shown to support cancer cell survival. IND-enabling studies to support the potential clinical evaluation of IDE574 monotherapy in patients with breast and lung cancers with 8p11 amplification are ongoing, as well as additional opportunities in the setting of lineage addiction. Based on our biomarker evaluation, 8p11 amplification prevalence is projected to be approximately 15% in breast cancer and 17.5% in squamous NSCLC.

IDE574 selectively inhibits both KAT6 and KAT7 while sparing other structurally similar KAT molecules. KAT6 and KAT7 are mechanistically intertwined epigenetic modulators of cell identity and lineage commitment programs corrupted by oncogenic transformation. Dual KAT6/7 inhibition with IDE574 delivers robust and durable anti-tumor activity, superior to KAT6 inhibition alone, in preclinical tumor models with 8p11 amplifications, as well as in biomarker selected indications dependent upon lineage-specific transcription factor activity.

In April 2025, we presented preclinical data on dual inhibition’s impact on epigenetics and adaptive drug resistance at AACR 2025.

We are targeting an IND submission to the FDA in the second half of 2025 for IDE574, subject to satisfactory completion of ongoing preclinical and IND-enabling studies.

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

Collaboration with ATTMOS

We are collaborating with ATTMOS to build a physics-based computational small molecule discovery platform that rapidly unlocks what are currently perceived as undruggable oncology targets. The focus of the partnership is to engineer and optimize a workflow solution for high-throughput absolute binding free energy perturbation predictions (ABFEP) of first-in-class drug candidate molecules. This approach enables application of gold-standard physics-based statistical mechanics calculations of protein-ligand affinities at the scale required for virtual screens and represents what could become the industry's go-to standard for high-speed and high probability-of-success drug hit-finding against structurally-enabled novel biological targets.

The collaboration leverages the Amber molecular dynamics suite as the GPU-accelerated back-end free energy simulation engine. We train and evaluate ABFEP-based active learning cycles based on extensive ground-truth data sets derived from its successful wet-lab drug discovery campaigns against novel targets. These models will be used to screen enormous libraries of synthetically tractable chemical space for accurate and efficient de novo discovery of small molecule ligands for new targets.

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

Prospectus Supplement - At-the-Market Facility

On January 19, 2024, we entered into a new Open Market Sales Agreement, or the January 2024 Sales Agreement, with Jefferies LLC, or Jefferies, relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of common stock, par value $0.0001 per share, or common stock, having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the three months ended March 31, 2025, we sold an aggregate 984,000 shares of our common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of March 31, 2025, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

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

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $1.05 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

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

Our net losses were $72.2 million and $39.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $695.0 million.

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

As of March 31, 2025, we had cash, cash equivalents and short-term and long-term marketable securities of approximately $1.05 billion.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed May 6, 2025.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. Since December 31, 2023, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of March 31, 2025 as we concluded all the research and development performance obligations under the GSK Collaboration

Agreement. The future revenue recognition is contingent on additional milestones earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397, IDE849, IDE275 / GSK959, IDE161, IDE705 / GSK 101, and consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

We have entered into various agreements with CMOs and CROs. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the condensed balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

Costs of certain activities, such as preclinical studies, are generally recognized based on an evaluation of the progress to completion of specific tasks. Nonrefundable payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our condensed balance sheet. The capitalized amounts are recognized as expense as the goods are delivered or the related services are performed.

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

	Three Months Ended
	March 31, 2025	December 31, 2024
External clinical development expenses(1):
Darovasertib	$23,018	$16,354
IDE397(2)	3,741	4,576
IDE161	2,448	2,555
Personnel related and stock-based compensation	15,814	13,404
Other research and development expenses(3)(4)	25,865	103,294
Total research and development expenses	$70,886	$140,183

	Three Months Ended
	March 31, 2025	March 31, 2024
External clinical development expenses(1):
Darovasertib	$23,018	$10,869
IDE397(2)	3,741	2,926
IDE161	2,448	2,695
Personnel related and stock-based compensation	15,814	12,254
Other research and development expenses(3)	25,865	14,061
Total research and development expenses	$70,886	$42,805

(1)
External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs and CROs.
(2)
IDE397 includes costs from Amgen CTCSA.
(3)
Other research and development expenses include manufacturing and clinical trial costs for preclinical and earlier clinical stage programs. These expenses are primarily for services provided by external consultants, CMOs and CROs.
(4)
Other research and development expenses for the three months ended December 31, 2024 includes the $75.0 million upfront payment under the Hengrui Pharma License Agreement for IDE849.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2025 compared to the three months ended December 31, 2024 and for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is presented below.

Comparison of Three Months Ended March 31, 2025 and December 31, 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	Change	% Change
Revenue:
Collaboration revenue	$—	$7,000	(7,000)	(100%)
Operating expenses:
Research and development	70,886	140,183	(69,297)	(49%)
General and administrative	13,503	10,955	2,548	23%
Loss from operations	(84,389)	(144,138)	59,749	(41%)
Interest income and other income, net	12,211	13,826	(1,615)	(12%)
Net loss	$(72,178)	$(130,312)	$58,134	(45%)

Collaboration Revenue

There was no collaboration revenue recognized for the three months ended March 31, 2025 compared to $7.0 million for the three months ended December 31, 2024. The $7.0 million in revenue was earned in October 2024 for the IND clearance of IDE275 (GSK 959), a potential first-in-class WRN inhibitor.

We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Research and Development Expenses

Research and development expenses decreased by $69.3 million, or 49%, during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 primarily due to the $75.0 million upfront payment under the license agreement for IDE849 with Hengrui Pharma that occurred in December 2024, partially offset by increases in $5.7 million in fees paid to CROs, CMOs, and consultants related to the advancement of our lead product candidates through preclinical and clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, or 23%, during the three months ended March 31, 2025 compared to the three months ended December 31, 2024. The increase in general and administrative expense was primarily due to increases of $1.2 million in personnel-related expenses and $1.3 million in consulting services and legal patent expenses.

Interest Income and Other Income, Net

Interest income decreased by $1.6 million, or 12%, during the three months ended March 31, 2025 compared to the three months ended December 31, 2024, primarily due to lower investment balances.

Comparison of Three Months Ended March 31, 2025 and March 31, 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Operating expenses:
Research and development	70,886	42,805	28,081	66%
General and administrative	13,503	8,212	5,291	64%
Loss from operations	(84,389)	(51,017)	(33,372)	65%
Interest income and other income, net	12,211	11,445	766	7%
Net loss	$(72,178)	$(39,572)	$(32,606)	82%

Collaboration Revenue

There was no collaboration revenue recognized for the three months ended March 31, 2025 and March 31, 2024.

We completed all performance obligations related to the upfront payment under the GSK Collaboration Agreement as of December 31, 2023. Future collaboration revenue recognized under the GSK Collaboration Agreement will be related to future milestone payments as they are earned.

Research and Development Expenses

Research and development expenses increased by $28.0 million, or 66%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to increases in $22.0 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $3.6 million in personnel-related expenses to support our growth, and $2.4 million in costs for laboratory supplies, facilities and information technology costs to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $5.3 million, or 64%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in general and administrative expenses was primarily due to increases of $2.6 million in personnel-related expenses and $2.7 million in consulting and legal patent expenses to support our growth.

Interest Income and Other Income, Net

Interest income increased by $0.8 million, or 7%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to higher investment balances.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $1.05 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Material Cash Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2025 and March 31, 2024, we had net losses of $72.2 million and $39.6 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2025, we had an accumulated deficit of $695.0 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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
•
the costs associated with being a public company; and
•
the cost and timing associated with commercializing our product candidates if they receive marketing approval.

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

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies and testing, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore, we believe that our non-cancellable obligations under these agreements are not material.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(60,342)	$(43,813)
Investing activities	79,817	(353,971)
Financing activities	26,143	349,111
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,618	$(48,673)

Cash Flows from Operating Activities

Net cash used in operating activities was $60.3 million for the three months ended March 31, 2025. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $72.2 million, adjusted for net non-cash charges of $7.6 million and changes in net operating assets and liabilities of $4.2 million. Our non-cash charges consisted of $10.2 million in stock-based compensation, $0.6 million in depreciation and $0.5 million of the amortization of right of use assets, partially offset by $3.8 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily due to cash inflows from $2.7 million in accounts payable, $2.9 million accrued and other liabilities in support of research and manufacturing activities and $0.6 million in lease liabilities, partially offset by outflows of $2.0 million in prepaid and other assets.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $79.8 million for the three months ended March 31, 2025, which consisted primarily of $105.2 million used to purchase marketable securities and $1.3 million used to purchase property and equipment, offset by $186.4 million provided by maturities of marketable securities.

Net cash used in investing activities was $354.0 million for the three months ended March 31, 2024, which consisted primarily of $475.8 million used to purchase marketable securities and $1.3 million used to purchase property and equipment, partially offset by $123.1 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $26.1 million for the three months ended March 31, 2025, which consisted primarily of $25.0 million in net proceeds from at-the-market offerings and $1.1 million in proceeds from exercise of common stock options.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 18, 2025. For the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $1.05 billion, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper, and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Item 1A. Risk Factors.

In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 18, 2025, or the Annual Report, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Trading Plans

During the three months ended March 31, 2025, no Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

Employment Agreement with Joshua Bleharski, Ph.D.

On February 10, 2025, the Company filed a Current Report on Form 8-K (the “Original Form 8-K”) with the Securities and Exchange Commission announcing the appointment of Joshua Bleharski, Ph.D. as the Company’s Chief Financial Officer. The following description supplements the Original Form 8-K as follows to report the compensation arrangements with Dr. Bleharski pursuant to an employment agreement, effective as of May 1, 2025 (the “Employment Agreement”) by and between the Company and Dr. Bleharski. The Board expects to appoint Dr. Bleharski as the “principal financial officer” of the Company under Section 16(a)-1(f) of the Exchange Act.

The Employment Agreement provides for Dr. Bleharski’s base salary, target cash incentive, benefit plan participation and severance benefits. Pursuant to the Employment Agreement, Dr. Bleharski will receive an annual base salary of $500,000 and a target annual performance bonus amount of 40% of his annual base salary (subject to achievement of certain performance objectives). In the event that Dr. Bleharski’s employment is terminated by the Company without “cause” or he resigns for “good reason” (each, as defined in the Employment Agreement) outside of a Change in Control (as defined in the Employment Agreement), then, subject to timely delivering to us a release of claims, he will be entitled to receive: (i) a lump sum severance payment equal to 75% of his annual base salary; and (ii) payment or reimbursement of continued healthcare coverage for up to 9 months following the date of termination. In the event that Dr. Bleharski’s employment is terminated by the Company without “cause” or he resigns for “good reason” during a period of time that begins three months prior to and ends 12 months following a Change in Control, then, subject to timely delivering to us a release of claims, he will be entitled to receive: (i) a lump sum severance payment equal to his annual base salary and target annual bonus; (ii) payment or reimbursement of continued healthcare coverage for up to 12 months following the date of termination; and (iii) full acceleration of his equity awards.

The foregoing is only a summary description of the terms of the Employment Agreement, does not purpose to be complete and is qualified in its entirety by reference to the Employment Agreement, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2025.

Pursuant to the Employment Agreement, the Company expects to grant Dr. Bleharski a stock option to purchase 250,000 shares of the Company’s common stock.

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/18/2025	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

10.1#	Non-Employee Director Compensation Program.				X

10.2#†	Employment Agreement by and between IDEAYA Biosciences, Inc. and Andres Ruiz Briseno.				X

10.3#†	Employment Agreement Addendum by and between IDEAYA Biosciences, Inc. and Douglas Snyder.				X

10.4†	Clinical Study Collaboration and Supply Agreement by and between IDEAYA Biosciences, Inc. and Gilead Sciences, Inc. dated February 12, 2025.				X

19.1†	Insider Trading Compliance Policy.				X

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

IDEAYA Biosciences, Inc.

Date: May 6, 2025	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Andres Ruiz Briseno
Andres Ruiz Briseno
Chief Accounting Officer
(Principal Financial and Accounting Officer)