Form 10-Q
period 2025-06-30
IDEAYA Biosciences, Inc.
filed 2025-08-05
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 87,643,686 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib (PKC) Phase 2/3 clinical trials, IDE397 (MAT2A) Phase 1/2 clinical trials, IDE849 (DLL3) Phase 1 clinical trial, IDE161 (PARG) Phase 1/2 clinical trial, IDE275 / GSK959 (Werner Helicase) Phase 1 clinical trial, IDE705 / GSK101 (Pol Theta Helicase) Phase 1 clinical trial, as well as the potential clinical utility and tolerability of our product candidates;
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
•
our expectations regarding the potential market size and size of the potential patient populations for darovasertib, IDE397, IDE849, IDE161, IDE275 / GSK959, IDE705 / GSK101, our other product candidates and any future product candidates, if approved for commercial use;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended June 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$114,645	$84,378
Short-term marketable securities	555,093	591,941
Prepaid expenses and other current assets	15,864	13,394
Total current assets	685,602	689,713
Restricted cash	805	805
Long-term marketable securities	322,131	405,832
Property and equipment, net	8,819	8,966
Right-of-use assets	23,913	18,775
Total assets	$1,041,270	$1,124,091
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,270	$15,421
Accrued liabilities	37,750	30,352
Operating lease liabilities, current	318	298
Total current liabilities	55,338	46,071
Long-term operating lease liabilities	26,279	18,873
Total liabilities	81,617	64,944
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 87,641,776 and 86,503,509 shares issued and outstanding as of June 30, 2025 and December 31, 2024	9	9
Additional paid-in capital	1,730,633	1,681,167
Accumulated other comprehensive income	1,521	812
Accumulated deficit	(772,510)	(622,841)
Total stockholders’ equity	959,653	1,059,147
Total liabilities and stockholders’ equity	$1,041,270	$1,124,091

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$74,226	$54,533	$145,112	$97,338
General and administrative	14,580	10,394	28,083	18,606
Total operating expenses	88,806	64,927	173,195	115,944
Loss from operations	(88,806)	(64,927)	(173,195)	(115,944)
Other income
Interest income and other income, net	11,315	12,155	23,526	23,600
Net loss	$(77,491)	$(52,772)	$(149,669)	$(92,344)
Unrealized gains (losses) on marketable securities	(64)	(493)	709	(1,978)
Comprehensive loss	$(77,555)	$(53,265)	$(148,960)	$(94,322)
Net loss per common share, basic and diluted	$(0.88)	$(0.68)	$(1.69)	$(1.21)
Weighted-average common shares outstanding, basic and diluted	88,472,197	77,962,730	88,414,586	76,535,607

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2025	87,565,252	$9	$1,717,560	$1,585	$(695,019)	$1,024,135
Issuance of common stock related to at-the-market offering program, net of issuance costs	—	—	(25)	—	—	(25)
Issuance of common stock upon exercise of stock options	28,034	—	410	—	—	410
Employee stock purchase plan (ESPP) purchase	48,490	—	820	—	—	820
Stock-based compensation	—	—	11,868	—	—	11,868
Other comprehensive loss	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(77,491)	(77,491)
Balances as of June 30, 2025	87,641,776	$9	$1,730,633	$1,521	$(772,510)	$959,653

Balances as of March 31, 2024	74,764,628	$7	$1,324,163	$(923)	$(387,936)	$935,311
Issuance of common stock related to at-the-market offering program, net of issuance costs	922,000	1	36,449	—	—	36,450
Issuance of common stock upon exercise of stock options	375,163	—	2,647	—	—	2,647
Employee stock purchase plan (ESPP) purchase	29,043	—	781	—	—	781
Stock-based compensation	—	—	9,734	—	—	9,734
Other comprehensive loss	—	—	—	(493)	—	(493)
Net loss	—	—	—	—	(52,772)	(52,772)
Balances as of June 30, 2024	76,090,834	$8	$1,373,774	$(1,416)	$(440,708)	$931,658

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	86,503,509	$9	$1,681,167	$812	$(622,841)	$1,059,147
Issuance of common stock related to at-the-market offering program, net of issuance costs	984,000	—	24,997	—	—	24,997
Issuance of common stock upon exercise of stock options	105,777	—	1,544	—	—	1,544
Employee stock purchase plan (ESPP) purchase	48,490	—	820	—	—	820
Stock-based compensation	—	—	22,105	—	—	22,105
Other comprehensive income	—	—	—	709	—	709
Net loss	—	—	—	—	(149,669)	(149,669)
Balances as of June 30, 2025	87,641,776	$9	$1,730,633	$1,521	$(772,510)	$959,653

Balances as of December 31, 2023	65,039,369	$7	$968,885	$562	$(348,364)	$621,090
Issuance of common stock related to at-the-market offering program, net of issuance costs	10,182,382	1	379,954	—	—	379,955
Issuance of common stock upon exercise of stock options	840,040	—	8,108	—	—	8,108
Employee stock purchase plan (ESPP) purchase	29,043	—	781	—	—	781
Stock-based compensation	—	—	16,046	—	—	16,046
Other comprehensive loss	—	—	—	(1,978)	—	(1,978)
Net loss	—	—	—	—	(92,344)	(92,344)
Balances as of June 30, 2024	76,090,834	$8	$1,373,774	$(1,416)	$(440,708)	$931,658

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(149,669)	$(92,344)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,318	1,238
Net accretion of discounts on marketable securities	(6,470)	(12,954)
Stock-based compensation	22,105	16,046
Amortization of right-of-use assets	1,048	941
Changes in assets and liabilities
Prepaid expenses and other assets	(2,470)	(3,487)
Accounts payable	2,364	9,243
Accrued and other liabilities	7,718	5,625
Lease liabilities	1,240	(1,003)
Net cash used in operating activities	(122,816)	(76,695)
Cash flows from investing activities
Purchases of property and equipment, net	(1,993)	(2,298)
Purchases of marketable securities	(232,760)	(640,544)
Maturities of marketable securities	360,488	357,428
Net cash provided by (used in) investing activities	125,735	(285,414)
Cash flows from financing activities
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	24,984	379,971
Proceeds from ESPP purchase	820	781
Proceeds from exercise of common stock options	1,544	7,542
Net cash provided by financing activities	27,348	388,294
Net increase in cash, cash equivalents and restricted cash	30,267	26,185
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	85,183	157,775
Cash, cash equivalents and restricted cash, at end of period	$115,450	$183,960

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$114,645	$183,049
Restricted cash	805	911
Cash, cash equivalents and restricted cash	$115,450	$183,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$22

Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	$6,186	$—
Purchases of property and equipment in accounts payable and accrued liabilities	657	45
Unpaid at-the-market offering program costs	$—	$16

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Organization

Description of the Business

IDEAYA Biosciences, Inc. (the “Company”) is a precision medicine oncology company committed to the discovery, development, and commercialization of transformative therapies to address unmet medical needs in cancer. The Company is headquartered in South San Francisco, California and was incorporated in the State of Delaware in June 2015.

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

At-the-Market Offering

On January 19, 2024, the Company entered into an Open Market Sales Agreement (the “January 2024 Sales Agreement”) with Jefferies relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the six months ended June 30, 2025, the Company sold an aggregate of 984,000 shares of its common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering program pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of June 30, 2025, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market offering program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $772.5 million as of June 30, 2025.

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

As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of approximately $991.9 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2025 and June 30, 2024 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2025 and December 31, 2024, its results of operations for the three and six months ended June 30, 2025 and June 30, 2024 and cash flows for the six months ended June 30, 2025 and June 30, 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include useful lives of property and equipment, determination of the discount rate for operating leases, accruals for research and development activities, revenue recognition, stock-based compensation and income taxes. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates.

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturers, contract research organizations and collaboration partners, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials and collaboration activities; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

New Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. These amendments enhance interim disclosure requirements, require disclosure of the title and position of the chief operating decision maker (“CODM”), require disclosure of significant segment expenses that are regularly provided to the CODM, clarify circumstances for disclosure of more than one segment profit or loss measure and require that a public entity that has a single reportable segment provide all disclosures required by ASC 280 and amendments. This ASU update is effective for fiscal years beginning after December 15, 2023 for the Company’s annual report, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the annual report for the fiscal year beginning January 1, 2024 and for the quarterly report for the period beginning January 1, 2025. The adoption of this ASU resulted in additional disclosures in Note 13. Segment Information.

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

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. This ASU will likely result in additional disclosures.

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

As of June 30, 2025, financial assets measured and recognized at fair value are as follows (in thousands):

		June 30, 2025
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$510,168	$966	$(77)	$511,057
Corporate bonds	Level 2	347,586	700	(59)	348,227
Commercial paper	Level 2	37,591	—	(9)	37,582
Subtotal		895,345	1,666	(145)	896,866
Money market funds	Level 1	76,261	—	—	76,261
Cash		18,742	—	—	18,742
Total fair value of assets		$990,348	$1,666	$(145)	$991,869
Included in cash and cash equivalents(1)		114,648	—	(3)	114,645
Included in marketable securities, current(2)		554,405	778	(90)	555,093
Included in marketable securities, non-current(3)		321,295	888	(52)	322,131
Total fair value of assets		$990,348	$1,666	$(145)	$991,869

(1) $19.6 million of commercial paper was included in cash and cash equivalents on the condensed balance sheet due to securities with purchase dates within 90 days of maturity dates.

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

As of June 30, 2025 and December 31, 2024, all marketable securities had a remaining maturity of less than three years. There were no financial liabilities measured and recognized at fair value as of June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, certain securities were held in an unrealized loss position. Based on review of the portfolio of marketable securities and the creditworthiness of the underlying issuer, the Company determined that the decline in fair value below cost did not result from credit-related factors. Additionally, the Company does not intend to sell these securities, nor will it be required to sell before recovery of the amortized cost basis at maturity. As a result, no credit-related losses have been recognized for any of the periods presented.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(In Years)	2025	2024
Laboratory equipment	5	$14,637	$13,513
Computer equipment	3	503	503
Software	3	231	231
Leasehold improvements	Shorter of useful life or lease term	4,938	4,913
Furniture and fixtures	5	1,517	1,517
Total property and equipment		21,826	20,677
Less: Accumulated depreciation and amortization		(13,007)	(11,711)
Property and equipment, net		$8,819	$8,966

Depreciation and amortization expense was $0.7 million and $0.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Depreciation and amortization expense was $1.3 million and $1.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development expenses	$28,116	$19,956
Accrued salaries and benefits	6,860	8,233
Legal and professional fees	2,146	1,213
Other	628	950
Accrued liabilities	$37,750	$30,352

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

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of June 30, 2025	Operating Leases
2025	$193
2026	1,944
2027	5,379
2028	5,248
2029	5,323
Thereafter	28,465
Total future minimum lease payments	46,552
Less: imputed interest	(19,955)
Total operating lease liabilities	$26,597

The following table summarizes other information about the Company’s operating leases:

	As of
	June 30, 2025	December 31, 2024
Remaining Lease Term	9.1	9.4
Discount Rate	11.5%	12.6%

Operating lease costs were $1.2 million and $0.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Operating lease costs were $2.5 million and $1.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Variable lease costs were $0.6 million and $0.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Variable lease costs were $1.2 million and $0.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

During the six months ended June 30, 2025 and June 30, 2024, cash paid for amounts included in the measurement of lease liabilities were $0.2 million and $1.1 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2025.

7. Income Taxes

For the three and six months ended June 30, 2025 and June 30, 2024, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The Company was under audit in California for the 2020–2021 tax years, and the audit was concluded with no proposed adjustments as of the quarter ended June 30, 2025.

In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act ("Tax Act") which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of 100% bonus depreciation under Section 168(k) and Section 174 expensing for US-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. As the Tax Act was enacted in the third quarter of 2025, Management is currently evaluating the impact of the tax law changes but we do not expect there to be any material impact to the overall tax expense or effective tax rate for the year.

8. Common Stock

As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, no dividends have been declared to date.

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

As of June 30, 2025, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

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

The Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2025	2024
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	11,255,169	7,737,595
Shares available for grant under the 2019 Plan	2,774,703	1,910,589
Shares available for grant under the 2023 Inducement Plan	1,566,267	593,592
Shares available under the Employee Stock Purchase Plan	2,727,556	1,911,011
Pre-funded warrants issued and outstanding	875,135	875,135
Total	19,198,830	13,027,922

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

In June 2024, the Company amended the 2023 Employment Inducement Award Plan, increasing the number of shares available for issuance by 1,000,000.

In May 2025, the Company further amended the 2023 Employment Inducement Award Plan, increasing the number of shares available for issuance by 2,000,000.

As of June 30, 2025, the number of shares available for issuance under the 2023 Inducement Plan was 1,566,267.

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

As of June 30, 2025, the number of shares available for issuance under the 2019 Plan was 2,774,703.

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

As of June 30, 2025, the number of shares available for issuance under the ESPP was 2,727,556. For the three months ended June 30, 2025 and June 30, 2024, the Company recorded $0.2 million and $0.1 million, respectively, of compensation expense related to employee participation in the ESPP. For the six months ended June 30, 2025 and June 30, 2024, the Company recorded $0.4 million and $0.3 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$7,131	$5,900	$13,152	$9,683
General and administrative	4,737	3,834	8,953	6,363
Total stock-based compensation expense	$11,868	$9,734	$22,105	$16,046

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2025	7,737,595	$26.06	7.89	$43.01
Options granted	3,836,758	$20.30
Options exercised	(105,777)	$14.60
Options canceled	(178,812)	$27.31
Options expired	(34,595)	$28.95
Balance, June 30, 2025	11,255,169	$24.18	8.24	$29.29
Exercisable as of June 30, 2025	4,374,507	$21.36	6.81	$20.76
Vested and expected to vest as of June 30, 2025	11,255,169	$24.18	8.24	$29.29

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and June 30, 2024 was $14.02 and $31.85 per share, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2025 and June 30, 2024 was $0.8 million and $27.0 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of June 30, 2025 and December 31, 2024, total unrecognized stock-based compensation expense for stock options was $118.8 million and $90.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.89 years and 2.63 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term	5.5 years - 6.1 years	5.5 years - 6.1 years	5.5 years - 6.1 years	5.5 years - 6.1 years
Expected volatility	72.6% - 75.8%	78.8% - 79.8%	72.6% - 76.3%	78.8% - 81.3%
Risk-free interest rate	3.8% - 4.1%	4.3% - 4.7%	3.8% - 4.4%	4.0% - 4.7%
Dividend yield	0%	0%	0%	0%

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

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of June 30, 2025, GSK has made aggregate payments in the amount of $20.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

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

In August 2023, the Company earned a $7.0 million payment from GSK based on the acceptance of an IND for IDE705 (GSK101) by the FDA. An earlier $3.0 million preclinical development milestone payment from GSK was earned in August 2022 in connection with ongoing IND-enabling studies to support the evaluation of IDE705 (GSK101).

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

In October 2024, the Company earned a $7.0 million milestone payment from GSK based on the acceptance of an IND for IDE275 (GSK959) by the FDA. An earlier $3.0 million preclinical development milestone payment from GSK was earned in October 2023 in connection with IND-enabling studies to support the evaluation of IDE275 (GSK959).

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

Merck Clinical Trial Collaboration and Supply Agreement

In March 2024, the Company entered into a Clinical Trial Collaboration and Supply Agreement (“Merck CTCSA”), with Merck (known as MSD outside of the United States and Canada) to evaluate IDE161 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with high microsatellite instability (“MSI-High”) and microsatellite stable (“MSS”) endometrial cancer. Pursuant to the Merck CTCSA, the Company is the sponsor of the combination study, and the Company will provide the IDE161 compound and pay for the costs of the combination study. Merck will provide KEYTRUDA at no cost to the Company. The Company and Merck will jointly own clinical data from the combination. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent.

KEYTRUDA®is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck & Co., Inc., Rahway, NJ, USA.

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

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the GSK Collaboration Agreement (see Note 10. Significant Agreements).

Disaggregation of Revenue

The Company recognized no revenue for the three months ended June 30, 2025 and June 30, 2024 and no revenue for the six months ended June 30, 2025 and June 30, 2024.

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

In August 2023, the Company earned a $7.0 million payment from GSK based on the acceptance of an IND for IDE705 (GSK101) by the FDA. An earlier $3.0 million preclinical development milestone payment from GSK was earned in August 2022 in connection with ongoing IND-enabling studies to support the evaluation of IDE705 (GSK101). The Company has the potential to achieve an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate late-stage development and regulatory milestones of up to $465.0 million.

In October 2024, the Company earned a $7.0 million milestone payment from GSK based on the acceptance of an IND for IDE275 (GSK959) by the FDA. An earlier $3.0 million preclinical development milestone payment from GSK was earned in October 2023 in connection with IND-enabling studies to support the evaluation of IDE275 (GSK959). The Company has the potential to earn up to an additional $10.0 million development milestone upon initiation of Phase 1 clinical dose expansion, as well as potential further aggregate late-stage development and regulatory milestones of up to $465.0 million.

Significant Judgments

In applying ASC 606 to the GSK Collaboration Agreement, the Company made the following judgment that significantly affect the timing and amount of revenue recognition:

(i) Determination of the transaction price, including whether any variable consideration is included at inception of the contract

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer. The transaction price must be determined at inception of a contract and may include amounts of variable consideration. However, there is a constraint on inclusion of variable consideration in the transaction price if there is uncertainty at inception of the contract as to whether such consideration will be recognized in the future.

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(77,491)	$(52,772)	$(149,669)	$(92,344)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	88,472,197	77,962,730	88,414,586	76,535,607
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(0.68)	$(1.69)	$(1.21)

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

2025.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2025	2024
Options to purchase common stock	11,255,169	7,834,639
Total	11,255,169	7,834,639

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

In addition to the significant expense categories included within net income presented on the Company's condensed statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Three Months Ended
	June 30, 2025	June 30, 2024
External clinical development expenses(1):
Darovasertib	$25,091	$14,895
IDE397(2)	3,790	4,064
IDE161	1,568	2,059
Personnel related and stock-based compensation	17,201	14,534
Other research and development expenses(3)	26,576	18,981
Total research and development expenses	$74,226	$54,533

	Six Months Ended
	June 30, 2025	June 30, 2024
External clinical development expenses(1):
Darovasertib	$48,109	$25,764
IDE397(2)	7,531	6,991
IDE161	4,016	4,754
Personnel related and stock-based compensation	33,015	26,789
Other research and development expenses(3)	52,441	33,040
Total research and development expenses	$145,112	$97,338

(1) External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs (“Contract Manufacturing Organizations”) and CROs (“Contract Research

Organizations”).

(2) IDE397 includes costs from the Amgen CTCSA.

(3) Other research and development expenses include manufacturing and clinical trial costs for preclinical and earlier clinical stage programs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

14. Subsequent Events

The Company evaluated all subsequent events from June 30, 2025 through the filing date of this Quarterly Report on Form 10-Q and determined there were no significant events that required recognition or disclosure.

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

Overview

We are a precision medicine oncology company committed to the discovery, development, and commercialization of transformative therapies for cancer. Our approach integrates expertise in small-molecule drug discovery, structural biology and bioinformatics with robust internal capabilities in identifying and validating translational biomarkers to develop tailored, potentially first-in-class targeted therapies aligned to the genetic drivers of disease. We have built a deep pipeline of product candidates focused on synthetic lethality and antibody-drug conjugates, or ADCs, for molecularly defined solid tumor indications. Our clinical development strategy is to evaluate our product candidates in rational combinations, where appropriate, and earlier in the course of disease in the adjuvant and neoadjuvant settings which we believe has the potential to maximize their impact. Our mission is to bring forth the next wave of precision oncology therapies that are more selective, more effective, and deeply personalized with the goal of altering the course of disease and improving clinical outcomes for patients with cancer.

Our clinical pipeline currently consists of six potential first-in-class product candidates, as follows:

•
Darovasertib, a small molecule inhibitor of protein kinase C, or PKC, is our most advanced program in development for uveal melanoma, or UM, an aggressive form of ocular cancer. We expect to report data from two clinical trials evaluating the combination of darovasertib and crizotinib in patients with metastatic UM, including median progression free survival, or PFS, data from our potentially registrational-enabling Phase 2/3 trial in human leukocyte antigen-A*02:01 negative, or HLA-A2(-), patients with 1L metastatic UM by the end of 2025, and median overall survival, or OS, data from our ongoing single-arm Phase 2 trial in HLA-A2(-) and HLA-A2(+) patients in 1L metastatic UM at a medical conference in the fourth quarter of 2025. We are also evaluating neoadjuvant darovasertib in primary UM, where the goal of treatment is to prevent enucleation (surgical eye removal), preserve vision prior to and post-plaque brachytherapy, and potentially slow disease progression and metastasis. We expect to report initial safety and visual benefit data from our Phase 2 clinical trial from over 20 patients in the plaque brachytherapy-eligible cohort at the Company’s R&D Day on September 8th, followed by updated data from over 90 patients in both the enucleation-eligible and plaque brachytherapy-eligible cohorts at the European Society for Medical Oncology (ESMO) Conference taking place from October 17 to October 21, 2025 in Berlin, Germany. Following a successful Type D meeting with the U.S. Food and Drug Administration (FDA), we initiated a Phase 3 registration-enabling trial of darovasertib in the neoadjuvant setting for primary UM, referred to as OptimUM-10, in the third quarter of 2025. The trial will enroll a total of approximately 520 patients in two cohorts of plaque brachytherapy-eligible and enucleation-eligible patients.
•
IDE397, a small molecule inhibitor of methionine adenosyltransferase 2a, or MAT2A, which we are developing for patients with solid tumors with methylthioadenosine phosphorylase, or MTAP, gene deletion. We are conducting a Phase 1/2 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or CSCSA, with Gilead to evaluate IDE397 in combination with Trodelvy (sacituzumab govitecan-hziy), Gilead’s Trop-2 directed antibody drug conjugate, or ADC, in patients with MTAP-deletion urothelial cancer, or UC, and non-small cell lung cancer, or NSCLC. We plan to present initial data from the combination in MTAP-deletion UC patients at the Company’s R&D Day on September 8th, with additional data at a medical conference in the first half of 2026.
•
IDE849, a potential first-in-class DLL3 TOP1i ADC, is being evaluated by our partner, Hengrui Pharma, in a multi-site, open label Phase 1 clinical trial in China in small-cell lung cancer, or SCLC, patients. Clinical efficacy and safety data from over 70 patients will be presented by Hengrui at the International Association for the Study of Lung Cancer (“IASLC”) 2025 World Conference on Lung Cancer taking place from September 6 to September 9, 2025 in Barcelona, Spain. We initiated a Phase 1 trial of IDE849 in SCLC in the U.S. in May 2025, and expect to begin dosing patients in NETs and other DLL3 expressing tumors by year-end 2025.
•
IDE161, a potential first-in-class small molecule poly-(ADP-ribose) glycohydrolase, or PARG, inhibitor is continuing with Phase 1 dose optimization to inform future combination studies with IDE849 and other TOP1i-based ADCs where PARG inhibition may synergize with the payload to deepen responses. We plan to initiate a Phase 1 combination trial of IDE849 and IDE161 by the end of 2025. We will also have a poster presentation at the IASLC 2025 World Conference on Lung Cancer, providing combination mechanism and pre-clinical synergy data between TOP1-payload based ADCs and IDE161.
•
IDE275/GSK959, a potential first-in-class small molecule inhibitor of Werner Helicase, is being developed in collaboration with GlaxoSmithKline, or GSK. A Phase 1 clinical trial in patients with MSI-High solid tumors is ongoing.
•
IDE705/GSK101, a potential first-in-class small molecule inhibitor of DNA Polymerase Theta Helicase, or Pol Theta, is being developed in collaboration with GSK. A Phase 1 clinical trial in combination with niraparib, GSK’s small molecule inhibitor of PARP, is ongoing in patients with BRCA+ or other HRD-positive tumors. We are targeting Phase 2 expansion in HRD-positive solid tumors, which would trigger a $10 million milestone payment from GSK.

We are also advancing three pre-clinical development programs towards the submission of investigational new drug, or IND, applications:

•
IDE892, a potential best-in-class MTA-cooperative PRMT5 inhibitor, in mid-year 2025;
•
IDE034, a potential first-in-class B7H3/PTK7 bispecific TOP1i ADC, in the fourth quarter of 2025; and
•
IDE574, a potential first-in-class KAT6/7 dual inhibitor, in the fourth quarter of 2025.

Since our inception, we have invested significantly in capabilities for identifying and validating new precision medicine targets and biomarkers for patient selection and have established multiple research collaborations to support our internal discovery and development efforts. We have also partnered with leading pharmaceutical companies, including GSK, Pfizer and Gilead to support clinical development activities for our pipeline programs.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $991.9 million, consisting primarily of money market funds, U.S. government securities, commercial paper and corporate bonds.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval, and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. For information about our specific program costs and expenses, see Note 10. Significant Agreements.

Our net losses were $149.7 million and $92.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $772.5 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, ourselves, or for some programs, in collaboration with our strategic partners.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

As of June 30, 2025, we had cash, cash equivalents and short-term and long-term marketable securities of approximately $991.9 million.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed August 5, 2025.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement, including amounts that are recognized related to previously received upfront payments and amounts due and payable to us for research and development services. The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. Since December 31, 2023, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of June 30, 2025 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition is contingent on additional milestones earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397, IDE849, IDE161, IDE275 / GSK959, IDE705 / GSK 101, and consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

	Three Months Ended
	June 30, 2025	March 31, 2025
External clinical development expenses(1):
Darovasertib	$25,091	$23,018
IDE397(2)	3,790	3,741
IDE161	1,568	2,448
Personnel related and stock-based compensation	17,201	15,814
Other research and development expenses(3)	26,576	25,865
Total research and development expenses	$74,226	$70,886

	Six Months Ended
	June 30, 2025	June 30, 2024
External clinical development expenses(1):
Darovasertib	$48,109	$25,764
IDE397(2)	7,531	6,991
IDE161	4,016	4,754
Personnel related and stock-based compensation	33,015	26,789
Other research and development expenses(3)	52,441	33,040
Total research and development expenses	$145,112	$97,338

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 and six months ended June 30, 2025 compared to the six months ended June 30, 2024 is presented below.

Comparison of Three Months Ended June 30, 2025 and March 31, 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2025	March 31, 2025	Change	% Change
Operating expenses:
Research and development	$74,226	$70,886	$3,340	5%
General and administrative	14,580	13,503	1,077	8%
Loss from operations	(88,806)	(84,389)	(4,417)	5%
Interest income and other income, net	11,315	12,211	(896)	(7%)
Net loss	$(77,491)	$(72,178)	$(5,313)	7%

Research and Development Expenses

Research and development expenses increased by $3.3 million, or 5%, during the three months ended June 30, 2025 compared to the three months ended March 31, 2025 primarily due to $1.5 million in personnel-related expenses and $1.8 million in fees paid to CROs, CMOs, and consultants related to the advancement of our lead product candidates through preclinical and clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 8%, during the three months ended June 30, 2025 compared to the three months ended March 31, 2025. The increase in general and administrative expense was primarily due to $1.1 million in personnel-related expenses to support our growth.

Interest Income and Other Income, Net

Interest income decreased by $0.9 million, or 7%, during the three months ended June 30, 2025 compared to the three months ended March 31, 2025, primarily due to lower investment balances.

Comparison of Six Months Ended June 30, 2025 and June 30, 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2025	June, 30, 2024	Change	% Change
Operating expenses:
Research and development	$145,112	$97,338	$47,774	49%
General and administrative	28,083	18,606	9,477	51%
Loss from operations	(173,195)	(115,944)	(57,251)	49%
Interest income and other income, net	23,526	23,600	(74)	(0%)
Net loss	$(149,669)	$(92,344)	$(57,325)	62%

Research and Development Expenses

Research and development expenses increased by $47.8 million, or 49%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to $37.4 million in fees paid to CROs, CMOs, and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $6.2 million in personnel-related expenses and $4.2 million in costs for laboratory supplies, facilities and information technology costs to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $9.5 million, or 51%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due $5.2 million in personnel-related expenses and $4.3 million in consulting services and legal patent expenses to support our growth.

Interest Income and Other Income, Net

Interest income decreased by $0.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to lower interest rates.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK. As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $991.9 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

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

During the six months ended June 30, 2025, we sold an aggregate of 984,000 shares of our common stock for an aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of June 30, 2025, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market program at any time upon written notice, pursuant to its terms.

Material Cash Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2025 and June 30, 2024, we had net losses of $149.7 million and $92.3 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2025, we had an accumulated deficit of $772.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

For more information see also Notes 5. Operating Leases, 6. Commitments and Contingencies, 7. Income Taxes and 10. Significant Agreements, each in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(122,816)	$(76,695)
Investing activities	125,735	(285,414)
Financing activities	27,348	388,294
Net increase in cash, cash equivalents and restricted cash	$30,267	$26,185

Cash Flows from Operating Activities

Net cash used in operating activities was $122.8 million for the six months ended June 30, 2025. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $149.7 million, adjusted for net non-cash charges of $18.0 million and changes in net operating assets and liabilities of $8.9 million. Our non-cash charges consisted of $22.1 million in stock-based compensation, $1.3 million in depreciation and $1.0 million of the amortization of right of use assets, partially offset by $6.5 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily due to cash inflows from $2.4 million in accounts payable, $7.7 million accrued and other liabilities in support of research and manufacturing activities and $1.2 million in lease liabilities, partially offset by outflows of $2.5 million in prepaid and other assets.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $125.7 million for the six months ended June 30, 2025, which consisted primarily of $232.8 million used to purchase marketable securities and $2.0 million used to purchase property and equipment, offset by $360.5 million provided by maturities of marketable securities.

Net cash used in investing activities was $285.4 million for the six months ended June 30, 2024, which consisted primarily of $640.5 million used to purchase marketable securities and $2.3 million used to purchase property and equipment, partially offset by $357.4 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.3 million for the six months ended June 30, 2025, which consisted primarily of $25.0 million in net proceeds from at-the-market offerings, $1.5 million in proceeds from exercise of common stock options and $0.8 million in proceeds from ESPP purchase.

Net cash provided by financing activities was $388.3 million for the six months ended June 30, 2024, which consisted primarily of $380.0 million of net proceeds from at-the-market offerings and $7.5 million of proceeds from exercise of common stock options and $0.8 million of proceeds from ESPP purchases.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 18, 2025. For the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $991.9 million, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

While we have recently seen, we do not believe that inflation, or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Item 1A. Risk Factors.

In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 18, 2025, or our Annual Report, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Trading Plans

During the three months ended June 30, 2025, no Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/18/2025	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

10.1#	Non-Employee Director Compensation Program.				X

10.2#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Joshua Bleharski, Ph.D.				X

10.3#	Amendment to IDEAYA Biosciences, Inc. 2023 Employment Inducement Award Plan.				X

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

IDEAYA Biosciences, Inc.

Date: August 5, 2025	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Joshua Bleharski, Ph.D.
Joshua Bleharski, Ph.D.
Chief Financial Officer
(Principal Financial Officer)