Form 10-Q
period 2025-09-30
IDEAYA Biosciences, Inc.
filed 2025-11-04
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 87,666,408 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib (PKC) Phase 2/3 clinical trials, IDE397 (MAT2A) Phase 1/2 clinical trials, IDE849 (DLL3) Phase 1 clinical trial, IDE161 (PARG) Phase 1/2 clinical trial, IDE275 / GSK959 (Werner Helicase) Phase 1 clinical trial, IDE705 / GSK101 (Pol Theta Helicase) Phase 1 clinical trial, IDE892 Phase 1 clinical trial, as well as the potential clinical utility and tolerability of our product candidates;
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
•
our expectations regarding the potential market size and size of the potential patient populations for darovasertib, IDE397, IDE849, IDE161, IDE275 / GSK959, IDE705 / GSK101, IDE892, our other product candidates and any future product candidates, if approved for commercial use;
•
the timing and amount of any option exercised, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Collaboration, Option and License Agreement with an affiliate of GSK plc, GLAXOSMITHKLINE INTELLECTUAL PROPERTY (NO. 4) LIMITED, or GSK and the License Agreement with Les Laboratoires Servier, or Servier;

•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Collaboration, Option and License Agreement with GSK, our Clinical Study Collaboration and Supply Agreement with Gilead Sciences, Inc., our Clinical Trial Collaboration and Supply Agreement with MSD International Business GmbH, our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc., our Clinical Trial Collaboration and Supply Agreement with Amgen Inc., our License Agreement with Novartis, our Option and License Agreement with Cancer Research Technologies Ltd. and the University of Manchester, our Option and License Agreement with Biocytogen Pharmaceuticals (Beijing) Co., Ltd., our License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd., and our License Agreement with Servier;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended September 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$298,927	$84,378
Short-term marketable securities	487,967	591,941
Prepaid expenses and other current assets	15,761	13,394
Total current assets	802,655	689,713
Restricted cash	805	805
Long-term marketable securities	349,960	405,832
Property and equipment, net	8,172	8,966
Right-of-use assets	23,544	18,775
Total assets	$1,185,136	$1,124,091
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,433	$15,421
Accrued liabilities	45,258	30,352
Contract liabilities, current	490
Operating lease liabilities, current	328	298
Total current liabilities	64,509	46,071
Long-term contract liabilities	1,676	—
Long-term operating lease liabilities	26,917	18,873
Total liabilities	93,102	64,944
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 87,666,408 and 86,503,509 shares issued and outstanding as of September 30, 2025 and December 31, 2024	9	9
Additional paid-in capital	1,743,239	1,681,167
Accumulated other comprehensive income	2,052	812
Accumulated deficit	(653,266)	(622,841)
Total stockholders’ equity	1,092,034	1,059,147
Total liabilities and stockholders’ equity	$1,185,136	$1,124,091

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$207,834	$—	$207,834	$—
Total revenue	207,834	—	207,834	—
Operating expenses
Research and development	82,993	57,152	228,105	154,490
General and administrative	16,389	9,741	44,472	28,347
Total operating expenses	99,382	66,893	272,577	182,837
Income (loss) from operations	108,452	(66,893)	(64,743)	(182,837)
Other income
Interest income and other income, net	10,792	15,072	34,318	38,672
Net income (loss)	$119,244	$(51,821)	$(30,425)	$(144,165)
Unrealized gains on marketable securities	531	5,252	1,240	3,274
Comprehensive income (loss)	$119,775	$(46,569)	$(29,185)	$(140,891)
Net income (loss) per common share, basic	$1.35	$(0.60)	$(0.34)	$(1.81)
Weighted-average common shares outstanding, basic	88,526,781	86,188,510	88,452,395	79,776,728
Net income (loss) per common share, diluted	$1.33	$(0.60)	$(0.34)	$(1.81)
Weighted-average common shares outstanding, diluted	89,690,878	86,188,510	88,452,395	79,776,728

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of June 30, 2025	87,641,776	$9	$1,730,633	$1,521	$(772,510)	$959,653
Issuance of common stock upon exercise of stock options	24,632	—	473	—	—	473
Issuance of common stock related to at-the-market offering program, net of issuance costs		—	(84)	—	—	(84)
Stock-based compensation	—	—	12,217	—	—	12,217
Other comprehensive income	—	—	—	531	—	531
Net income	—	—	—	—	119,244	119,244
Balances as of September 30, 2025	87,666,408	$9	$1,743,239	$2,052	$(653,266)	$1,092,034

Balances as of June 30, 2024	76,090,834	$8	$1,373,774	$(1,416)	$(440,708)	$931,658
Issuance of common stock upon follow-on public offering, net of issuance costs	8,355,714	1	274,355	—	—	274,356
Issuance of pre-funded warrants to purchase common stock	—	—	9,400	—	—	9,400
Exercise of pre-funded warrants	1,749,993	—	—	—	—	-
Issuance of common stock related to at-the-market offering program, net of issuance costs	—	—	(27)	—	—	(27)
Issuance of common stock upon exercise of stock options	161,315	—	2,385	—	—	2,385
Stock-based compensation	—	—	9,215	—	—	9,215
Other comprehensive income	—	—	—	5,252	—	5,252
Net loss	—	—	—	—	(51,821)	(51,821)
Balances as of September 30, 2024	86,357,856	$9	$1,669,102	$3,836	$(492,529)	$1,180,418

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	86,503,509	$9	$1,681,167	$812	$(622,841)	$1,059,147
Issuance of common stock related to at-the-market offering program, net of issuance costs	984,000	—	24,914	—	—	24,914
Issuance of common stock upon exercise of stock options	130,409	—	2,016	—	—	2,016
Employee stock purchase plan (ESPP) purchase	48,490	—	820	—	—	820
Stock-based compensation	—	—	34,322	—	—	34,322
Other comprehensive income	—	—	—	1,240	—	1,240
Net loss	—	—	—	—	(30,425)	(30,425)
Balances as of September 30, 2025	87,666,408	$9	$1,743,239	$2,052	$(653,266)	$1,092,034

Balances as of December 31, 2023	65,039,369	$7	$968,885	$562	$(348,364)	$621,090
Issuance of common stock upon follow-on public offering, net of issuance costs	8,355,714	1	274,355	—	—	274,356
Issuance of pre-funded warrants to purchase common stock	-	—	9,400	—	—	9,400
Exercise of pre-funded warrants	1,749,993	—	—	—	—	—
Issuance of common stock related to at-the-market offering program, net of issuance costs	10,182,382	1	379,927	—	—	379,928
Issuance of common stock upon exercise of stock options	1,001,355	—	10,493	—	—	10,493
Employee stock purchase plan (ESPP) purchase	29,043	—	781	—	—	781
Stock-based compensation	—	—	25,261	—	—	25,261
Other comprehensive income	—	—	-	3,274	—	3,274
Net loss	—	—	-	—	(144,165)	(144,165)
Balances as of September 30, 2024	86,357,856	$9	$1,669,102	$3,836	$(492,529)	$1,180,418

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(30,425)	$(144,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,979	1,815
Net accretion of discounts on marketable securities	(8,452)	(18,317)
Stock-based compensation	34,322	25,261
Amortization of right-of-use assets	1,417	1,376
Changes in assets and liabilities
Prepaid expenses and other assets	(2,278)	(4,440)
Accounts payable	3,555	5,304
Accrued and other liabilities	15,226	8,520
Contract liabilities	2,166	—
Lease liabilities	1,888	(1,283)
Net cash provided by (used in) operating activities	19,398	(125,929)
Cash flows from investing activities
Purchases of property and equipment, net	(2,035)	(2,755)
Purchases of marketable securities	(371,751)	(854,268)
Maturities of marketable securities	541,288	551,573
Net cash provided by (used in) investing activities	167,502	(305,450)
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	274,690
Proceeds from issuance of pre-funded warrants to purchase common stock, net of issuance costs	—	9,400
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	24,901	379,944
Proceeds from ESPP purchase	820	781
Proceeds from exercise of common stock options	1,928	9,983
Net cash provided by financing activities	27,649	674,798
Net increase in cash, cash equivalents and restricted cash	214,549	243,419
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	85,183	157,775
Cash, cash equivalents and restricted cash, at end of period	$299,732	$401,194

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$298,927	$400,283
Restricted cash	805	911
Cash, cash equivalents and restricted cash	$299,732	$401,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$25

Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	$6,186	$17,515
Purchases of property and equipment in accounts payable and accrued liabilities	629	1,278
Unpaid offering costs	—	334
Unpaid at-the-market offering program costs	$—	$16

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

Follow-On Offering

On July 11, 2024, the Company completed an underwritten public follow-on offering. The offering consisted of 8,355,714 shares of the Company's common stock, par value $0.0001 per share (“common stock”), at an offering price to the public of $35.00 per share, including 1,127,142 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 285,715 shares of common stock at a public offering price of $34.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $302.4 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $283.8 million, after deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Offering

On January 19, 2024, the Company entered into an Open Market Sales Agreement (the “January 2024 Sales Agreement”) with Jefferies relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the nine months ended September 30, 2025, the Company sold an aggregate of 984,000 shares of its common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering program pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of September 30, 2025, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market offering program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has primarily incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $653.3 million as of September 30, 2025.

The Company has financed its operations primarily through the sale and issuance of common stock, the upfront payment and certain milestone payments received from GSK and the upfront payment received from Les Laboratoires Servier.

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

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of approximately $1.14 billion. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2025 and September 30, 2024 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2025 and December 31, 2024, its results of operations for the three and nine months ended September 30, 2025 and September 30, 2024 and cash flows for the nine months ended September 30, 2025 and September 30, 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU's amendments are effective for all entities for annual reporting periods beginning after 15 December 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the effect of adopting this ASU.

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

As of September 30, 2025, financial assets measured and recognized at fair value are as follows (in thousands):

		September 30, 2025
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$487,555	$1,146	$(52)	$488,649
Corporate bonds	Level 2	332,865	974	(12)	333,827
Commercial paper	Level 2	24,817	—	(4)	24,813
Subtotal		845,237	2,120	(68)	847,289
Money market funds	Level 1	276,957	—	—	276,957
Cash		12,608	—	—	12,608
Total fair value of assets		$1,134,802	$2,120	$(68)	$1,136,854
Included in cash and cash equivalents(1)		298,928	—	(1)	298,927
Included in marketable securities, current(2)		487,059	930	(22)	487,967
Included in marketable securities, non-current(3)		348,815	1,190	(45)	349,960
Total fair value of assets		$1,134,802	$2,120	$(68)	$1,136,854

(1) $9.4 million of commercial paper was included in cash and cash equivalents on the condensed balance sheet due to securities with purchase dates within 90 days of maturity dates.

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

As of September 30, 2025 and December 31, 2024, all marketable securities had a remaining maturity of less than three years. There were no financial liabilities measured and recognized at fair value as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, certain securities were held in an unrealized loss position. Based on review of the portfolio of marketable securities and the creditworthiness of the underlying issuer, the Company determined that the decline in fair value below cost did not result from credit-related factors. Additionally, the Company does not intend to sell these securities, nor will it be required to sell before recovery of the amortized cost basis at maturity. As a result, no credit-related losses have been recognized for any of the periods presented.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(In Years)	2025	2024
Laboratory equipment	5	$14,637	$13,513
Computer equipment	3	503	503
Software	3	267	231
Leasehold improvements	Shorter of useful life or lease term	4,938	4,913
Furniture and fixtures	5	1,517	1,517
Total property and equipment		21,862	20,677
Less: Accumulated depreciation and amortization		(13,690)	(11,711)
Property and equipment, net		$8,172	$8,966

Depreciation and amortization expense was $0.7 million and $0.6 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Depreciation and amortization expense was $2.0 million and $1.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development expenses	$32,878	$19,956
Accrued salaries and benefits	9,382	8,233
Legal and professional fees	2,370	1,213
Other	628	950
Accrued liabilities	$45,258	$30,352

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

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of September 30, 2025	Operating Leases
2025	$97
2026	1,944
2027	5,379
2028	5,248
2029	5,323
Thereafter	28,464
Total future minimum lease payments	46,455
Less: imputed interest	(19,210)
Total operating lease liabilities	$27,245

The following table summarizes other information about the Company’s operating leases:

	As of
	September 30, 2025	December 31, 2024
Remaining Lease Term	8.9	9.4
Discount Rate	11.5%	12.6%

Operating lease costs were $1.2 million and $0.7 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Operating lease costs were $3.7 million and $1.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Variable lease costs were $0.5 million and $0.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Variable lease costs were $1.8 million and $1.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

During the nine months ended September 30, 2025 and September 30, 2024, cash paid for amounts included in the measurement of lease liabilities were $0.3 million and $1.6 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2025.

7. Income Taxes

The Company did not record a federal or state income tax provision due to its net losses for the nine months ended September 30, 2025 and September 30, 2024. In addition, the Company continues to maintain a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act (“Tax Act”) which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of 100% bonus depreciation under Section 168(k) and Section 174 expensing for US-based research. The Tax Act did not result in a material impact to the Company’s income tax provision or effective tax rate.

8. Common Stock

As of September 30, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, no dividends have been declared to date.

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

As of September 30, 2025, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

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

The Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2025	2024
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	11,325,082	7,737,595
Shares available for grant under the 2019 Plan	2,819,958	1,910,589
Shares available for grant under the 2023 Inducement Plan	1,426,467	593,592
Shares available under the Employee Stock Purchase Plan	2,727,556	1,911,011
Pre-funded warrants issued and outstanding	875,135	875,135
Total	19,174,198	13,027,922

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

As of September 30, 2025, the number of shares available for issuance under the 2023 Inducement Plan was 1,426,467.

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

As of September 30, 2025, the number of shares available for issuance under the 2019 Plan was 2,819,958.

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

As of September 30, 2025, the number of shares available for issuance under the ESPP was 2,727,556. For the three months ended September 30, 2025 and September 30, 2024, the Company recorded $0.2 million and $0.1 million, respectively, of compensation expense related to employee participation in the ESPP. For the nine months ended September 30, 2025 and September 30, 2024, the Company recorded $0.6 million and $0.4 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$7,178	$5,957	$20,330	$15,640
General and administrative	5,039	3,258	13,992	9,621
Total stock-based compensation expense	$12,217	$9,215	$34,322	$25,261

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2025	7,737,595	$26.06	7.89	$43.01
Options granted	4,039,358	$20.54
Options exercised	(130,409)	$15.47
Options canceled	(278,998)	$26.98
Options expired	(42,464)	$31.94
Balance, September 30, 2025	11,325,082	$24.17	7.85	$78.83
Exercisable as of September 30, 2025	4,768,974	$22.05	6.65	$43.19
Vested and expected to vest as of September 30, 2025	11,325,082	$24.17	7.85	$78.83

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and September 30, 2024 was $14.18 and $31.05 per share, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2025 and September 30, 2024 was $0.9 million and $30.4 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of September 30, 2025 and December 31, 2024, total unrecognized stock-based compensation expense for stock options was $108.4 million and $90.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.74 years and 2.63 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term	6.1 years	6.1 years	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	75.0% - 75.4%	77.8% - 78.7%	72.7% - 76.3%	77.8% - 81.3%
Risk-free interest rate	3.8% - 4.1%	3.6% - 4.2%	3.8% - 4.4%	3.6% - 4.7%
Dividend yield	0%	0%	0%	0%

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

Pursuant to the GSK Collaboration Agreement, GSK paid the Company $100.0 million on July 31, 2020. As of September 30, 2025, GSK has made aggregate payments in the amount of $20.0 million for the achievement of certain development and regulatory milestones with respect to Pol Theta and WRN products.

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

In March 2025, the FDA granted Breakthrough Therapy designation (“BTD”) for darovasertib, a potential first-in-class PKC inhibitor, for the neoadjuvant treatment of adult patients with primary uveal melanoma (“UM”) for whom enucleation has been recommended. Under the license agreement with Novartis, the Company paid Novartis a $1.0 million milestone payment in April 2025.

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

Servier License Agreement

In August 2025, the Company entered into an exclusive License Agreement (the “Servier License Agreement”) with Les Laboratoires Servier (“Servier”) pursuant to which the Company granted to Servier an exclusive license under certain intellectual property rights controlled by the Company relating to darovasertib to develop and commercialize products in all countries worldwide except for the United States for all diagnostic, prophylactic and therapeutic uses in humans.

Under the terms of the Servier License Agreement, Servier has paid an upfront payment of $210.0 million to the Company, and the Company is eligible to receive development and regulatory milestone payments of up to an aggregate of $100.0 million, commercial milestone payments of up to an aggregate of $220.0 million, clinical trial cost sharing and clinical trial cost reimbursement, and double-digit royalties on net sales in all territories outside of the United States.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the Servier License Agreement and the GSK Collaboration Agreement (see Note 10. Significant Agreements).

Servier License Agreement:

In connection with the Servier License Agreement entered into in August 2025 (see Note. 10 Significant Agreements), the Company recognized $207.8 million in collaboration revenue for the three and nine months ended September 30, 2025.

The Company identified the following performance obligations associated with the Servier License Agreement:

•
Development and commercialization license (the “D&C license”) for regulatory and commercial rights to darovasertib outside the US
•
Two research and development services for the development of the darovasertib program

The Company has determined the above performance obligations to be distinct due to the advanced clinical stage of darovasertib and availability of clinical data from multiple clinical trials.

The Company recognized revenue related to the D&C license performance obligation at a point in time during the three months ended September 30, 2025 upon execution of the contract. The Company recognizes revenue related to amounts allocated to research and development services over time, as the underlying services are performed over the period through the completion of program development activities. The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets, and contract liabilities on the balance sheets.

Contract Balances

The following table presents the changes in the balance of contract liabilities during the three months ended September 30, 2025 (in thousands):

Contract liabilities
Balance as of June 30, 2025	$—
Cash received from upfront license payment	210,000
Reclassification to revenue, as the result of performance obligations satisfied	(207,834)
Balance as of September 30, 2025	$2,166
Short-term contract liability	490
Long-term contract liability	1,676
Balance as of September 30, 2025	$2,166

Transaction price allocated to the remaining performance obligations

At inception of the Servier License Agreement, the Company determined that the transaction price was $351.0 million, including the upfront payment and the estimated reimbursable program costs. The remaining aggregated performance obligation as of September 30, 2025 was $143.1 million, $32.4 million of which is expected to be satisfied over the next 12 months. The following table presents the transaction price allocated to the remaining performance obligations as of September 30, 2025 (in thousands):

Remaining Performance Obligations	Allocation of Transaction Price
Research and Development Services	$143,128
Total transaction price allocated to the remaining performance obligations	$143,128

The Company will also recognize revenue from development and regulatory milestones as they are achieved.

The Company applies the sales-based royalty exception to the commercial milestones and tiered royalties for all programs. The Company will be entitled to receive the commercial milestones when the predefined net sales in a calendar year are achieved, upon which the variability will be resolved. Also, the Company will be entitled to receive the tiered royalties during a calendar year when global net sales of each product occur, upon which the variability will be resolved.

Significant Judgments

In applying ASC 606 to the Servier License Agreement, the Company made the following judgments that significantly affect the timing and amount of revenue recognition:

(i) Determination of the transaction price, including whether any variable consideration is included at inception of the contract

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer. The transaction price is determined at inception of the contract and may include amounts of variable consideration. However, there is a constraint on inclusion of variable consideration in the transaction price if there is uncertainty at inception of the contract as to whether such consideration will be recognized in the future.

The decision as to whether or not it is probable that a significant reversal of revenue will occur in the future depends on the likelihood and magnitude of the reversal and is highly susceptible to factors outside the Company’s influence (for example, the Company cannot determine the outcome of clinical trials; the Company cannot determine if or when the counterparty will initiate or complete clinical trials; and the Company cannot determine if or when a regulatory agency provides any approval). In addition, the uncertainty is not expected to be resolved for a long period and the Company has limited experience in the field. Therefore, upon inception of the Servier License Agreement, development, regulatory and commercial milestones were fully constrained and were not included in the transaction price based on the factors noted above.

(ii) Determination of the standalone selling price of performance obligations

The Company allocates the transaction price to the performance obligations based upon their standalone selling prices. The standalone selling price is allocated to each performance obligation by the amount that the entity expects to receive for transferring the goods or services. Since evidence based on observable prices is not available for the performance obligations, the Company considered internally developed estimates, including those contemplated in negotiating the agreements, market conditions and entity-specific factors, in determining the standalone selling price using a discounted cash flow model adjusted for the probability of technical success where appropriate.

(iii) Determination of the method of allocation of the transaction price to the distinct performance obligations

The Company allocates the transaction price among performance obligations based on their relative selling prices, which are determined via the methodology described above.

(iv) Determination of the timing of satisfaction of performance obligations

The Company recognized revenue related to the D&C License performance obligation at the point in time when the license was delivered to Servier upon execution of the Servier License Agreement. The Company recognizes revenue from the research and development services for the development of the darovasertib program over time, as Servier simultaneously receives and consumes the benefits provided by the Company's performance. The Company measures its progress towards satisfaction of the research and development services based on the costs incurred as a percentage of the estimated total costs to be incurred to complete the performance obligations.

As the Company performs, it shares the results of its research and development studies with Servier through the joint development committee. Accordingly, the cost incurred method depicts the Company’s performance of the research and development services for the darovasertib program.

GSK Collaboration Agreement:

Disaggregation of Revenue

The Company recognized no revenue related to the GSK Collaboration Agreement for the three months ended September 30, 2025 and September 30, 2024 and no revenue for the nine months ended September 30, 2025 and September 30, 2024.

The Company identified the following performance obligations associated with the GSK Collaboration Agreement:

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

The decision as to whether or not it is probable that a significant reversal of revenue will occur in the future, depends on the likelihood and magnitude of the reversal and is highly susceptible to factors outside the Company’s influence (for example, the Company cannot determine the outcome of clinical trials; the Company cannot determine if or when the counterparty will initiate or complete clinical trials; and the Company cannot determine if or when an regulatory agency provides any approval). In addition, the uncertainty is not expected to be resolved for a long period and finally, the Company has limited experience in the field. Therefore, at inception of the GSK Collaboration Agreement, development, regulatory and commercial milestones were fully constrained and were not included in the transaction price based on the factors noted above.

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

12. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$119,244	$(51,821)	$(30,425)	$(144,165)
Denominator:
Weighted-average common shares outstanding, basic(1)	88,526,781	86,188,510	88,452,395	79,776,728
Effect of dilutive shares	1,164,097	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stock, diluted	89,690,878	86,188,510	88,452,395	79,776,728
Net income (loss) per share attributable to common stockholders, basic	1.35	(0.60)	(0.34)	(1.81)
Net income (loss) per share attributable to common stockholders, diluted	$1.33	$(0.60)	$(0.34)	$(1.81)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended September 30, 2025.

The following table summarizes potential shares of common stock that were excluded from the computation of diluted net income (loss) per share due to their anti-dilutive effect on those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	7,272,309	7,686,468	11,325,082	7,686,468

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

In addition to the significant expense categories included within net income presented on the Company's condensed statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Three Months Ended
	September 30, 2025	September 30, 2024
External clinical development expenses(1):
Darovasertib	$26,881	$13,216
IDE397(2)	3,699	5,062
IDE161	1,791	2,434
Personnel related and stock-based compensation	17,189	14,350
Other research and development expenses(3)	33,433	22,090
Total research and development expenses	$82,993	$57,152

	Nine Months Ended
	September 30, 2025	September 30, 2024
External clinical development expenses(1):
Darovasertib	$74,989	$28,112
IDE397(2)	11,230	9,126
IDE161	5,807	4,493
Personnel related and stock-based compensation	50,205	41,138
Other research and development expenses(3)	85,874	71,621
Total research and development expenses	$228,105	$154,490

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

14. Subsequent Events

In October 2025, the Company triggered the first development milestone under the Hengrui Pharma License Agreement for IDE849 (DLL3 TOP1i ADC), which resulted in a $2.0 million milestone payment to Hengrui Pharma.

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

Our clinical pipeline currently consists of seven potential first-in-class product candidates, as follows:

•
Darovasertib, an oral, small molecule inhibitor of protein kinase C is our most advanced program in development for uveal melanoma, or UM, an aggressive form of ocular cancer. We are evaluating darovasertib in combination with crizotinib, Pfizer’s oral c-MET inhibitor, for patients with metastatic UM. In October 2025 at the Society for Melanoma Research Congress in Amsterdam, Netherlands, we reported data from our single-arm Phase 2 trial (OptimUM-01) in patients with first-line, or 1L, metastatic UM, which included the first median overall survival data presented with the combination. We also expect to report topline data, including median progression free survival data, from our ongoing, potentially registration-enabling, Phase 2/3 trial (OptimUM-02) evaluating the combination of darovasertib and crizotinib in human leukocyte antigen-A*02:01 negative, or HLA-A2(-), patients with 1L metastatic UM by year-end 2025 to first quarter 2026. Based on our discussions with the U.S. Food and Drug Administration, or FDA, the data from OptimUM-02 may enable an accelerated approval filing.

We are also evaluating darovasertib as a single-agent in the neoadjuvant setting of primary UM, where the goal of treatment is to prevent enucleation (surgical eye removal), preserve vision prior to and post-plaque brachytherapy and potentially delay or prevent progression to metastatic disease. In October 2025 at the European Society for Medical Oncology Conference in Berlin, Germany, we presented updated data from more than 90 enucleation-eligible and plaque brachytherapy-eligible patients in our ongoing Phase 2 trial (OptimUM-09). We are currently conducting a randomized Phase 3 trial of darovasertib in the neoadjuvant setting of primary UM (OptimUM-10), which will enroll approximately 450 patients across two cohorts of plaque brachytherapy-eligible and enucleation-eligible patients. Target enrollment in this trial was revised downward from the prior estimate of 520 patients based on additional FDA feedback on the statistical plan (alpha usage) across the two cohorts.

In August 2025, we entered into an exclusive licensing agreement with Les Laboratoires Servier, or Servier, for the regulatory and commercial rights to darovasertib outside of the United States. We received an upfront payment of $210.0 million and are eligible for up to $320.0 million in development, regulatory and commercial-based milestone payments, as well as double-digit royalties on net sales in all territories outside of the United States. Servier will be responsible for the regulatory and commercial activities for darovasertib outside the United States. We and Servier will collaborate on the development of darovasertib and share the associated costs. We retain all rights to darovasertib in the United States.

•
IDE397, a small molecule inhibitor of methionine adenosyltransferase 2a, or MAT2A, which we are developing for patients with solid tumors with methylthioadenosine phosphorylase, or MTAP, gene deletion. We are conducting a Phase 1/2 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement, or CSCSA, with Gilead to evaluate IDE397 in combination with Trodelvy (sacituzumab govitecan-hziy), Gilead’s Trop-2 directed antibody drug conjugate, or ADC, in patients with MTAP-deletion urothelial cancer, or UC, and non-small cell lung cancer, or NSCLC. We presented initial data from the combination in MTAP-deletion UC patients at our R&D Day on September 8, 2025 and are targeting to provide the next clinical data update at a medical conference in the first half of 2026.
•
IDE849, a potential first-in-class DLL3 TOP1i ADC, is being evaluated by our partner, Hengrui Pharma, in a multi-site, open label Phase 1 clinical trial in China in small-cell lung cancer, or SCLC, patients. Clinical efficacy and safety data from over 70 patients was presented by Hengrui at the International Association for the Study of Lung Cancer (IASLC) 2025 World Conference on Lung Cancer taking place from September 6 to September 9, 2025 in Barcelona, Spain. In May 2025 we initiated a global Phase 1 trial of IDE849 and have achieved first-patient-in (FPI) in the United States. We continue to enroll patients with SCLC and plan to expand into patients with neuroendocrine tumors (NETs) and other DLL3-expressing tumors by the end of 2025.
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
•
IDE892, a potential best-in-class MTA-cooperative inhibitor of PRMT5, is being developed for patients with MTAP-deleted lung cancer and other high priority MTAP-deleted solid tumor indications. We received an investigational new drug, or IND, clearance from the FDA in the third quarter and expect to begin a Phase 1 dose escalation trial by the end of the year with the goal of advancing into combination trials with IDE397 in the first half of 2026.

In addition to our clinical stage pipeline, we are advancing two pre-clinical development programs:

•
IDE034, a potential first-in-class B7H3/PTK7 bispecific TOP1i ADC, for which an investigational new drug application (IND) was submitted in the fourth quarter; and
•
IDE574, a potential first-in-class KAT6/7 dual inhibitor, which is on track for IND submission by the end of the year.

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

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK and Servier. As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $1.14 billion, consisting primarily of money market funds, U.S. government securities, commercial paper and corporate bonds.

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

Our net losses were $30.4 million and $144.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $653.3 million.

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

As of September 30, 2025, we had cash, cash equivalents and short-term and long-term marketable securities of approximately $1.14 billion.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed on November 4, 2025.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to initiate a registrational clinical trial, obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the GSK Collaboration Agreement and Servier License Agreement, including amounts that are recognized related to previously received upfront payments, development milestone payments and amounts due and payable to us for research and development services.

The amount of revenue recognized related to the GSK Collaboration Agreement, including as related to the previously received upfront payment or to certain development milestone payments, may vary considerably by period and certain components thereof may generally decrease year-over-year as we satisfy remaining performance obligations, for example, relating to the Pol Theta and WRN R&D Services. Since December 31, 2023, we have fully recognized the contract liabilities related to the upfront payment and reimbursements for the research and development performance obligations under the GSK Collaboration Agreement. There are no remaining contract liabilities as of September 30, 2025 as we concluded all the research and development performance obligations under the GSK Collaboration Agreement. The future revenue recognition is contingent on additional milestones earned, profit sharing and royalties on any net product sales under our collaborations. We expect that any revenue we recognize or generate under the GSK Collaboration Agreement will fluctuate from period to period due to period to period variability in milestone payments and other payments.

In August 2025, the Company entered into the Servier License Agreement for development and commercial rights to darovasertib in all countries worldwide except for the United States. The Company recognized revenue related to the D&C license performance obligation at a point in time during the three months ended September 30, 2025 upon execution of the contract. The Company recognizes revenue related to amounts allocated to research and development services over time, as the underlying services are performed over the period through the completion of program development activities. The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets, and contract liabilities on the balance sheets.

The Company will also recognize revenue from development and regulatory milestones as they are achieved. Future net product sales may also result in royalty payments.

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract asset or contract liability is recorded. Contract liabilities are derecognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397, IDE849, IDE161, IDE275 / GSK959, IDE705 / GSK 101 and IDE892, and consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

	Three Months Ended
	September 30, 2025	June 30, 2025
External clinical development expenses(1):
Darovasertib	$26,881	$25,091
IDE397(2)	3,699	3,790
IDE161	1,791	1,568
Personnel related and stock-based compensation	17,189	17,201
Other research and development expenses(3)	33,433	26,576
Total research and development expenses	$82,993	$74,226

	Nine Months Ended
	September 30, 2025	September 30, 2024
External clinical development expenses(1):
Darovasertib	$74,989	$28,112
IDE397(2)	11,230	9,126
IDE161	5,807	4,493
Personnel related and stock-based compensation	50,205	41,138
Other research and development expenses(3)	85,874	71,621
Total research and development expenses	$228,105	$154,490

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended September 30, 2025 compared to the three months ended June 30, 2025 and the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is presented below.

Comparison of Three Months Ended September 30, 2025 and June 30, 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2025	June 30, 2025	Change	% Change
Revenue:
Collaboration revenue	$207,834	—	$207,834	100%
Operating expenses:
Research and development	82,993	74,226	8,767	12%
General and administrative	16,389	14,580	1,809	12%
Income (loss) from operations	108,452	(88,806)	197,258	222%
Interest income and other income, net	10,792	11,315	(523)	(5%)
Net income (loss)	$119,244	$(77,491)	$196,735	254%

Collaboration Revenue

Collaboration Revenue was $207.8 million for the three months ended September 30, 2025 as a result of revenue recognized from the Servier License Agreement. See Note 11. Revenue Recognition.

Research and Development Expenses

Research and development expenses increased by $8.8 million, or 12%, during the three months ended September 30, 2025 compared to the three months ended June 30, 2025 primarily due to $8.8 million in fees paid to CROs, CMOs, and consultants related to the advancement of our lead product candidates through preclinical and clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million, or 12%, during the three months ended September 30, 2025 compared to the three months ended June 30, 2025. The increase in general and administrative expense was primarily due to $1.8 million in consulting and legal patent expenses to support our growth.

Interest Income and Other Income, Net

Interest income decreased by $0.5 million, or 5%, during the three months ended September 30, 2025 compared to the three months ended June 30, 2025 primarily due to lower interest rates.

Comparison of Nine Months Ended September 30, 2025 and September 30, 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Revenue:
Collaboration revenue	$207,834	—	$207,834	100%
Operating expenses:
Research and development	228,105	154,490	73,615	48%
General and administrative	44,472	28,347	16,125	57%
Loss from operations	(64,743)	(182,837)	118,094	65%
Interest income and other income, net	34,318	38,672	(4,354)	(11%)
Net loss	$(30,425)	$(144,165)	$113,740	79%

Collaboration Revenue

Collaboration Revenue was $207.8 million for the nine months ended September 30, 2025 as a result of revenue recognized from the Servier License Agreement. See Note 11. Revenue Recognition.

Research and Development Expenses

Research and development expenses increased by $73.6 million, or 48%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to $59.4 million in fees paid to CROs, CMOs, and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $9.0 million in personnel-related expenses and $5.2 million in costs for laboratory supplies, facilities and software license costs to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $16.1 million, or 57%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to increases in $8.4 million in personnel-related expenses and $7.7 million in consulting services and legal patent expenses to support our growth.

Interest Income and Other Income, Net

Interest income decreased by $4.4 million, or 11%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower interest rates.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK and Servier. As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $1.14 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

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

During the nine months ended September 30, 2025, we sold an aggregate of 984,000 shares of our common stock for an aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of September 30, 2025, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market program at any time upon written notice, pursuant to its terms.

Material Cash Requirements

We have primarily incurred net losses since our inception. For the nine months ended September 30, 2025 and September 30, 2024, we had net losses of $30.4 million and $144.2 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2025, we had an accumulated deficit of $653.3 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

For more information see Notes 5. Operating Leases, 6. Commitments and Contingencies, 7. Income Taxes and 10. Significant Agreements, each in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$19,398	$(125,929)
Investing activities	167,502	(305,450)
Financing activities	27,649	674,798
Net increase in cash, cash equivalents and restricted cash	$214,549	$243,419

Cash Flows from Operating Activities

Net cash provided by operating activities was $19.4 million for the nine months ended September 30, 2025. Cash provided by operating activities was primarily due to the use of funds in our operations to develop our product candidates, partially offset by the upfront payment from Servier License Agreement resulting in a net loss of $30.4 million, adjusted for net non-cash charges of $29.3 million and changes in net operating assets and liabilities of $20.6 million. Our non-cash charges consisted of $34.3 million in stock-based compensation, $2.0 million in depreciation and $1.4 million of the amortization of right of use assets, partially offset by $8.5 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily due to cash inflows from $3.6 million in accounts payable, $15.2 million accrued and other liabilities in support of the advancement of our lead product candidates, $2.2 million in contract liabilities related to the Servier License Agreement, $1.9 million in lease liabilities, partially offset by outflows of $2.3 million in prepaid and other assets.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $167.5 million for the nine months ended September 30, 2025, which consisted primarily of $371.8 million used to purchase marketable securities and $2.0 million used to purchase property and equipment, offset by $541.3 million provided by maturities of marketable securities.

Net cash used in investing activities was $305.5 million for the nine months ended September 30, 2024, which consisted primarily of $854.3 million used to purchase marketable securities and $2.8 million used to purchase property and equipment, partially offset by $551.6 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.6 million for the nine months ended September 30, 2025, which consisted primarily of $24.9 million in net proceeds from at-the-market offerings, $1.9 million in proceeds from exercise of common stock options and $0.8 million in proceeds from ESPP purchases.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 18, 2025. For the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $1.14 billion, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

While we have seen higher inflation in the past few years, we do not believe that inflation, or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

Trading Plans

During the three months ended September 30, 2025, no Section 16 officers or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/18/2025	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

10.1†	License Agreement by and between IDEAYA Biosciences, Inc and Les Laboratoires Servier, dated August 29, 2025.				X

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

IDEAYA Biosciences, Inc.

Date: November 4, 2025	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Joshua Bleharski, Ph.D.
Joshua Bleharski, Ph.D.
Chief Financial Officer
(Principal Financial Officer)