Form 10-K
period 2025-12-31
IDEAYA Biosciences, Inc.
filed 2026-02-17
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, of $21.02 per share, was $1.8 billion. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 13, 2026, the registrant had 87,814,027 shares of common stock, $0.0001 par value per share, outstanding. This number does not include 875,135 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of February 13, 2026 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib (PKC) Phase 2/3 clinical trials, IDE397 (MAT2A) Phase 1/2 clinical trials, IDE849 (DLL3) Phase 1 clinical trial, IDE161 (PARG) Phase 1/2 clinical trial, IDE275 (Werner Helicase) Phase 1 clinical trial, IDE705 (Pol Theta Helicase) Phase 1 clinical trial, IDE892 Phase 1 clinical trial, IDE034 Phase 1 clinical trial and IDE574 Phase 1 clinical trial as well as the potential clinical utility and tolerability of our product candidates;
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
•
our expectations regarding the potential market size and size of the potential patient populations for darovasertib, IDE397, IDE849, IDE161, IDE275, IDE705, IDE892, IDE034, IDE574, our other product candidates and any future product candidates, if approved for commercial use;
•
the timing and amount of any milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under our License Agreement with Servier;
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Clinical Study Collaboration and Supply Agreement with Gilead Sciences, Inc. (Gilead), our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc. (Pfizer), our License Agreement with Novartis, our Option and License Agreement with Cancer Research Technologies Ltd. and the University of Manchester, our Option and License Agreement with Biocytogen

Pharmaceuticals (Beijing) Co. Ltd. (Biocytogen), our License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma), and our License Agreement with Les Laboratoires Servier (Servier);
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

Summary of Principal Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•
We are a clinical-stage biopharmaceutical company with a limited operating history that has no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability;
•
Our business is dependent on the successful development of our product candidates, future product candidates, and companion diagnostics for biomarkers associated with our product candidates and future product candidates;
•
The commercial success of darovasertib outside the United States will depend largely on the commercialization efforts of Servier, which holds the license for such commercialization. If Servier is unable to perform in accordance with the terms of the Servier License Agreement or the License Agreement is terminated, our potential to generate future revenue from territories outside the United States would be significantly reduced or delayed and our business could be materially and adversely harmed;
•
We may be unable to complete clinical trials and apply for market authorization for any of our product candidates;
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
•
We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being developed and due to competition for such patients with other product candidates under development. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;
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
•
We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future, including for any future approved commercial products. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts;
•
Our success depends on our ability to obtain and maintain protection for our intellectual property and our proprietary technologies and to avoid infringing the rights of others; and
•
Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

PART I

Item 1. Business.

Company Overview

We are a precision medicine oncology company committed to the discovery, development, and commercialization of transformative therapies for cancer. Our approach integrates expertise in small-molecule drug discovery, structural biology and bioinformatics with robust internal capabilities in identifying and validating translational biomarkers to develop tailored, potentially first-in-class targeted therapies aligned to the genetic drivers of disease. We have built a deep pipeline of product candidates focused on synthetic lethality and antibody-drug conjugates (ADCs) for molecularly defined solid tumor indications. Our clinical development strategy is to evaluate our product candidates in rational combinations, where appropriate, and earlier in the course of disease in the adjuvant and neoadjuvant settings, which we believe has the potential to maximize their impact. Our mission is to bring forth the next wave of precision oncology therapies that are more selective, more effective and deeply personalized with the goal of altering the course of disease and improving clinical outcomes for patients with cancer.

Pipeline – Overview and Program Goals

Our current clinical pipeline consists of nine potential first-in-class product candidates across four clinical focus areas: (1) Darovasertib for Uveal Melanoma; (2) ADC and DNA Damage Response (DDR) Combinations; (3) MTAP Pathway; and (4) Next Generation Therapies. We have selectively established collaborations with leading pharmaceutical companies to support our clinical development activities. Details of our pipeline are summarized in the chart below.

(1) Pursuant to Pfizer License Agreements

(2) Pursuant to Servier License Agreement

(3) Pursuant to Hengrui Pharma License Agreement

(4) Pursuant to Gilead Clinical Study Collaboration and Supply Agreement

Darovasertib for Uveal Melanoma

Darovasertib is an oral, potent and selective small molecule inhibitor of protein kinase C (PKC) and our most advanced clinical program. We are developing darovasertib for uveal melanoma (UM), a rare, aggressive form of ocular cancer in which approximately 95% of patients harbor activating mutations in GNAQ/11 GTPase proteins that drive downstream PKC signaling and tumor cell growth. We are conducting multiple clinical trials in the metastatic and pre-metastatic settings of UM, as described below.

•
Metastatic UM (mUM). We are evaluating darovasertib in combination with crizotinib, Pfizer’s oral c-MET inhibitor, in a potentially registration-enabling, Phase 2/3 trial (OptimUM-02) for human leukocyte antigen-A*02:01 negative (HLA*A2(-)), patients with first line (1L) mUM. We expect to report topline data, including progression free survival (PFS) data, from this trial in the first quarter of 2026. Based on our discussions with the U.S. Food and Drug Administration (FDA), the PFS data from OptimUM-02 may enable an accelerated approval filing in the United States. Accelerated approval is intended to allow for earlier approval of drugs that treat serious conditions and fill an unmet medical need based on a demonstration of effectiveness on a surrogate endpoint, with the requirement to conduct one or more additional studies to confirm the anticipated clinical benefit to obtain full traditional approval. In December 2025, we completed full enrollment of 437 patients in OptimUM-02, and plan to submit overall survival (OS) data from these patients, when available, to support a full approval filing in this indication.

In October 2025, we reported positive data at the Society for Melanoma Research Congress (SMR) from our single-arm Phase 2 trial (OptimUM-01) of darovasertib in combination with crizotinib in 1L mUM patients, which included the first median OS data presented with the combination. Data were from a total of 44 1L mUM patients, including both HLA*A2(-) and HLA*A2:01 positive (HLA*A2(+)). Highlights of the data presented are shown below.

▪
In 41 efficacy-evaluable patients, confirmed objective response rate (ORR) of 34% (14/41) with a 9.0 month median duration of response (mDOR).
▪
Disease control rate (DCR) of 90% (37/41), with 85% (35/41) achieving ‘any reduction’ in target lesions.
▪
7.0 month median PFS and 21.1 month median OS across all patients.

(1) Khoja L, et al. J Clin Oncol. 2025;43 (suppl), Abstract 9539

(2) Rantala ES, et al. Melanoma Res. 2019; 29:561-568

Based on our data from the Phase 2 OptimUM-01 trial and our understanding of its mechanism of action, we believe darovasertib will have clinical activity in mUM independent of a patient’s HLA*A2 serotype. We are continuing to evaluate the combination of darovasertib and crizotinib in HLA*A2(+) patients in the OptimUM-01 trial and expect to complete enrollment of approximately 100 HLA*A2(+) patients by the second quarter of 2026. The data from OptimUM-01 may be used to support a potential future submission to the FDA to expand the labeled use for darovasertib and/or a national comprehensive cancer network (NCCN) compendia listing to enable use of the combination in these patients.

•
Neoadjuvant UM. To explore its potential use beyond metastatic UM, we are also evaluating darovasertib as a monotherapy in the neoadjuvant setting of primary UM, where the goal of treatment is to prevent enucleation (surgical eye removal), preserve vision prior to and post-plaque brachytherapy and potentially delay or prevent progression to metastatic disease. In 2025, we initiated a randomized Phase 3 trial of darovasertib in the neoadjuvant setting (OptimUM-10), which will enroll approximately 450 patients across two cohorts of plaque brachytherapy-eligible (PB) and enucleation-eligible (EN) patients. We plan to complete enrollment in this trial by the first half of 2027.

In October 2025, we presented positive data at the European Society for Medical Oncology (ESMO) from our randomized, Phase 2 trial (OptimUM-09) of darovasertib in neoadjuvant UM. Data were from 95 patients, including 56 recommended for EN and 39 eligible for PB. Highlights of the data that were presented include:

▪
Ocular tumor shrinkage observed in ~83% (78/94) of patients assessed, the majority of whom achieved ≥20% tumor shrinkage.
▪
Among evaluable EN patients, the eye preservation rate was 57% (24/42), which increased to 95% (19/20) in patients achieving ≥20% tumor shrinkage.
▪
Among PB eligible patients, ~70% (26/37) achieved a reduction in predicted radiation dose to the eye from baseline, resulting in ~65% (24/37) having lower predicted risk of vision loss 3-years post-PB treatment.
▪
During neoadjuvant treatment with darovasertib, ~55% (29/53) of EN and ~61% (23/38) of PB patients showed an improvement in baseline visual acuity scores (VAS), with a mean gain of 17 and 10 letters, respectively.

•
Adjuvant UM. We plan to initiate a global Phase 3 combination trial (OptimUM-11) of darovasertib and crizotinib in the adjuvant setting of primary UM in the first half of 2026. The trial is expected to enroll approximately 450 patients with high to medium-high risk of metastasis, randomized 1:1 to the combination of darovasertib and crizotinib or placebo. The primary endpoint of this trial is relapse-free survival (RFS).

Servier License Agreement

In August 2025, we entered into an exclusive license agreement with Servier, pursuant to which we granted to Servier an exclusive license under certain intellectual property rights controlled by us relating to darovasertib to develop and commercialize products in all countries worldwide except for the United States for all diagnostic, prophylactic and therapeutic uses in humans. We received an upfront payment of $210.0 million and are eligible for up to $320.0 million in development, regulatory and commercial-based milestone payments, as well as mid-teen to low-twenties percentage royalties on net sales in all territories outside of the United States. Servier will be responsible for the regulatory and commercial activities for darovasertib outside the United States. We and Servier will collaborate on the development of darovasertib and share the associated costs. We retain all rights to darovasertib in the United States.

Uveal Melanoma patient population

We estimate the annual incidence of primary UM is >10,000 patients globally (including North America, Europe and Australia) and >3,000 patients in the United States. In metastatic UM, we estimate the annual incidence of newly diagnosed patients is between 4,000-5,000 globally and approximately 1,500 in the United States, which is based on data suggesting that approximately 50% of patients diagnosed in the primary setting ultimately progress to metastatic disease. Based on published data, we believe the majority of mUM patients are of the HLA*A2(-) serotype, representing between 60-65% of all mUM patients. In addition, several publications suggest there is clinical evidence of the loss of heterozygosity (LOH) of the HLA-alleles that could create discordance between a blood based versus tumor-based evaluation resulting in a potential over-reporting of HLA*A2(+) prevalence due to the loss of an allele with cancer progression. Currently, there are no FDA-approved systemic therapies for primary UM and no FDA-approved therapies for patients with HLA*A2(-) mUM.

Breakthrough Therapy Designation, Orphan Drug Designation and Fast Track Designation

In March 2025, the FDA granted Breakthrough Therapy designation (BTD) for darovasertib as a neoadjuvant treatment of adult patients with primary UM for whom enucleation has been recommended. BTD is designed to expedite the development and regulatory review of promising therapies for serious or life-threatening conditions where preliminary clinical evidence suggests substantial improvement over existing treatments. The designation facilitates more intensive FDA guidance, cross-disciplinary collaboration, and eligibility for potential rolling review and priority review of a future new drug application (NDA).

In November 2022, the FDA granted Fast Track designation to our development program investigating darovasertib in combination with crizotinib in adult patients being treated for mUM. The Fast Track designation makes our darovasertib and crizotinib development program eligible for various expedited regulatory review processes, including generally more frequent FDA interactions, such as meetings and written communications, potential eligibility for rolling review and priority review of an NDA.

In April 2022, the FDA designated darovasertib as an Orphan Drug in UM, including primary and metastatic disease. Under an Orphan Drug designation, darovasertib may be entitled to certain tax credits for qualifying clinical trial expenses, exemption from certain user fees and, subject to FDA approval of a NDA, for darovasertib in UM, eligibility for seven years of statutory marketing exclusivity during which the FDA is prohibited from approving a subsequent same drug for the same rare disease or condition except in limited circumstances, such as a subsequent drug that demonstrates clinical superiority. If approved for one or more designated indications, darovasertib may also be excluded from certain mandatory price negotiation provisions of the 2022 Inflation Reduction Act.

ADC / DDR Combinations

Our second area of clinical focus is to explore combinations of topoisomerase I inhibitor–based ADCs (TOP1 ADCs) and selective inhibitors of the DDR pathway. TOP1 ADCs have demonstrated meaningful clinical activity as monotherapies, however their broader application across solid tumors has been limited by challenges in achieving sufficient and durable tumor-selective payload delivery, particularly in the context of low or heterogeneous tumor-selective antigen expression. The DDR enzyme poly (ADP-ribose) glycohydrolase (PARG) plays a uniquely essential role in the repair of TOP1–mediated DNA damage, which leads to cell death when left unresolved. We believe pharmacologic inhibition of PARG has the potential to selectively amplify TOP1-induced DNA damage and enhance the antitumor activity of these agents. Our clinical pipeline within this focus area is summarized below.

•
IDE849 / SHR-4849 is a potential first-in-class, DLL3 TOP1 ADC. DLL3 is expressed at high frequency in multiple solid tumor types, including approximately 85% of small-cell lung cancer (SCLC) and 64% of neuroendocrine carcinomas (NEC). Notably, DLL3 has limited extracellular expression in normal tissues, making it a promising therapeutic target in these tumor types for which there remains significant unmet medical need.

IDE849 is currently being evaluated by our partner, Hengrui Pharma, in a multi-site, open label Phase 1 clinical trial in China in patients with SCLC and NEC. In September 2025, Hengrui Pharma presented positive initial Phase 1 data at the International Association for the Study of Lung Cancer’s (IASLC) 2025 World Conference on Lung Cancer (WCLC) in Barcelona, Spain. Data were from a total of 100 patients, including 87 refractory (2L+) SCLC patients, who received IDE849 at doses between 0.8 mg/kg to 4.2 mg/kg with a once every 3-week dosing interval. Highlights of the data presented as of the cutoff date of June 20, 2025 are shown below.

Efficacy (n=71 evaluable SCLC patients treated with IDE849)

▪
Robust ORR and DCR were consistently observed across all expansion doses evaluated and in patients across all lines of therapy, with a modest reduction in ORR/DCR observed in later-line patients consistent with their more advanced stage of disease.
▪
14.1% (10/71) of patients across all doses >2.4 mg/kg are still pending confirmation, as well as multiple patients who have had limited follow-up (e.g. one post-baseline scan) highlighting the study has not yet achieved a fully mature confirmed ORR%.
▪
In patients with baseline brain metastasis, a confirmed ORR of 83.3% (5/6) and a DCR of 100% (6/6) was observed at the 2.4 mg/kg dose. Across all doses ≥2.4 mg/kg (n=18) with baseline brain metastasis, the confirmed ORR was 66.7% (12/18) with a DCR of 100% (18/18). A confirmation scan for one unconfirmed partial response is pending, which if confirmed, would increase the confirmed ORR to 72.2% (13/18).
▪
Median PFS was 6.7 months across all lines of treatment at doses of IDE849 ≥2.4 mg/kg (n=86); median PFS was not yet reached (NR) in 2L patients (n=42).
▪
As of the cut-off date of June 20, 2025, the median length of follow-up was 3.5 months.

Safety (n=100 SCLC and NEC patients treated with IDE849)

▪
Across all patients and all dose levels (n=100), Grade 3 or higher (Gr3+) treatment-related adverse events (TRAEs) occurred in 48% (48/100) and serious TRAEs in 16% (16/100) of patients. The most common TRAEs were white blood cell reduction (27% Gr3+), neutropenia (33% Gr3+), anemia (6% Gr3+) and nausea (0% Gr3+).
▪
TRAEs leading to dose reduction in 15% (15/100) of patients; treatment-related discontinuation rate of 2% (2/100) with no treatment-related deaths reported.
▪
Manageable safety profile observed across multiple expansion cohorts, including the 2.4 mg/kg, 3.0 mg/kg, and 3.5 mg/kg dose levels with a once every 3-week dosing interval.
▪
As of the cutoff date of June 20, 2025 referenced for the data in the presentation, at the 2.4 mg/kg dose, the Gr3+ TRAE rate was below 20%. A 7% (7/100) rate of interstitial lung disease was reported across all patients in the study, of which 1% was Grade 3. There were no Grade 4 or Grade 5 cases reported.

In April 2025 we received U.S. investigational new drug (IND) clearance from the FDA to begin a global
Phase 1 trial in patients with SCLC, NEC and other DLL3-overexpressing tumors. We plan to provide initial data from this trial and initiate a monotherapy registrational trial in the second line/refractory setting (2L+) of SCLC and/or NEC by the end of 2026. We are also targeting to initiate a Phase 1 clinical combination trial with IDE849 and IDE161, our proprietary PARG inhibitor, in the second quarter of 2026.

•
IDE034 is a potential first-in-class, B7H3/PTK7 bispecific TOP1 ADC. B7H3/PTK7 has been found to be co-expressed in many solid tumor types, including in approximately 30-40% of lung, colorectal, breast and ovarian cancers, among others. We received IND clearance from the FDA in the fourth quarter of 2025 and expect to achieve first-patient-in in our Phase 1 dose-escalation trial in the first quarter of 2026. Dosing of the first patient with IDE034 will trigger a $5.0 million milestone payment to Biocytogen, pursuant to our Option and License Agreement. Based on our preclinical data, we believe IDE034 has the potential to be developed both as a monotherapy and in combination with programs in our pipeline targeting the DDR pathway, including our PARG inhibitor, IDE161.
•
IDE161 is a potential first-in-class, oral small molecule poly (ADP-ribose) glycohydrolase (PARG) inhibitor. PARG is a novel target in a clinically validated biological pathway that functions as a regulator of DNA repair in the same biochemical pathway as PARP, however PARG is mechanistically distinct from PARP. We believe IDE161 has the potential to amplify TOP1-mediated DNA damage delivered in the context of an ADC to improve the efficacy and durability of these antitumor agents. As shown in the figure below, we have observed robust and durable tumor shrinkage in preclinical models with IDE161 in combination with IDE849 and IDE034 relative to either agent as a monotherapy, suggesting the combination may enhance the efficacy and durability of TOP1 ADCs.

Pending ongoing dose-finding work, we are targeting to initiate a Phase 1 clinical combination trial with IDE161 and IDE849 (DLL3) in SCLC, NEC and potentially other DLL3-overexpressing solid tumors in the second quarter of 2026. We may also evaluate clinical combinations of IDE161 with IDE034 (B7H3/PTK7) and potentially other TOP1 ADCs in collaboration with third parties.

We received Fast Track designations from the FDA in September 2023 for IDE161, specifically for the treatment of (i) adult, pretreated, platinum-resistant advanced or metastatic ovarian cancer patients having tumors with BRCA1/2 mutations and (ii) adult, pretreated, advanced or metastatic hormone receptor positive (HR+), human epidermal growth factor receptor 2 (Her2-) and BRCA1/2 mutant breast cancer patients. We own or control all commercial rights to IDE161, subject to certain economic obligations pursuant to our exclusive, worldwide license to certain PARG inhibitors, including IDE161, with CRT and University of Manchester.

•
IDE705 is a potential first-in-class, oral small molecule inhibitor of the helicase domain of Pol Theta, an enzyme that is involved in a DNA repair process called microhomology mediated end joining that is utilized when homologous recombination mediated repair is compromised, as happens in the case of certain BRCA1 or BRCA2 mutations. Pol Theta is largely absent in normal cells but tends to be overexpressed in tumor cells harboring double strand break repair defects, such as those with BRCA1 or BRCA2 mutations, which results in a synthetic lethal vulnerability to Pol Theta inhibition.

We had been evaluating IDE705 in combination with niraparib, a selective inhibitor of PARP, in collaboration with GlaxoSmithKline (GSK) pursuant to the terms of our 2020 Collaboration, Option and License Agreement. In December 2025, GSK notified us of its intention to terminate the Agreement, which will be effective 90 days following the date of GSK’s notice, or March 9, 2026. During the ninety-day transition period, GSK will transfer the Pol Theta (IDE705) clinical program to us in accordance with the applicable provisions of the Agreement.

Once effective, we do not intend to continue clinical development of IDE705 in combination with niraparib or other PARP inhibitors and instead plan to begin preclinical studies evaluating the potential of IDE705 to enhance the efficacy of TOP1 ADCs in solid tumors, as we are doing with IDE161, within our focus area of ADC/DDR combinations.

MTAP Pathway

Our third area of clinical focus is on solid tumors with methylthioadenosine phosphorylase (MTAP) gene deletions. MTAP-deleted cells lack the ability to metabolize 5-methylthioadenosine (MTA) which is an essential step in a biochemical pathway involved in salvaging the metabolite S-adenosyl methionine (SAM). Increased levels of MTA partially inhibit the methyltransferase PRMT5, for which SAM is the methyl-donor substrate for methylation of essential proteins. The partial inhibition of PRMT5 by increased levels of MTA renders MTAP-deleted cells more dependent on the activity of MAT2A, an enzyme that is responsible for the synthesis of SAM. Therefore, increased dependence on MAT2A results in a synthetic lethal vulnerability when MAT2A is pharmacologically inhibited in MTAP-deleted tumors.

Our clinical strategy is based on evaluating rational combinations designed to inhibit key nodes in the MTAP pathway to drive deep and durable antitumor responses in MTAP-deleted tumors. The backbone of these combinations is IDE397, a potent and selective inhibitor of MAT2A. Our clinical pipeline within this focus area is described below.

•
IDE397 is a potential first-in-class, oral, small molecule inhibitor of MAT2A. We are conducting a Phase 1/2 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement (CSCSA) with Gilead to evaluate IDE397 in combination with Trodelvy® (sacituzumab govitecan-hziy), Gilead’s Trop-2 directed ADC, in patients with MTAP-deletion urothelial cancer (UC) and non-small cell lung cancer (NSCLC). Both we and Gilead retain full commercial rights to our respective programs.

In September 2025, we presented initial Phase 1/2 data from the combination in MTAP-deleted UC patients. The data was from a total of 19 patients with late-line MTAP-deleted UC who received the combination of IDE397 and Trodelvy at one of two dose levels (DL1; IDE397: 15 mg/kg; Trodelvy: 10 mg/kg; or DL2; IDE397: 30mg/kg; Trodelvy: 7.5 mg/kg). Of the 19 patients, 16 were evaluable for efficacy having received at least one post-baseline tumor assessment per RECIST v1.1. Highlights of the data presented are in the figure below.

Data as of Aug 29, 2025 (based on preliminary analysis of unlocked database). One patient not included as MTAP status was determined to be WT by central IHC testing. 1 PR confirmed 27 days instead of 28 days or later after initial scan showing response.

# Patient confirmed response after the data cut-off; * Patient missed ~50% of dosing prior to 1st scan, + Patient still on treatment as of cutoff date; ^ Patient developed new lesions.

As of the cutoff date, median PFS and DOR had not been reached. The safety profile of the combination was manageable and consistent with known adverse events of both drugs as single agents, with no treatment related serious adverse events observed at the IDE397 30mg and Trodelvy 7.5 mg/kg expansion dose. The most common Gr3+ TRAEs observed in DL1 were anemia and neutropenia, and in DL2 were anemia, asthenia, and diarrhea. We have selected DL2 as the go-forward dose in UC and are targeting to share additional data from this combination trial in MTAP-deleted UC at a medical conference in 2026. We are also continuing to enroll MTAP-deleted NSCLC patients in the trial, however data from these patients is still immature.

In addition to the combination with Trodelvy described above, IDE397 is the backbone of two additional clinical combination strategies intended to amplify metabolic liabilities and genomic instability conferred by loss of MTAP in tumor cells:

▪
MAT2A + PRMT5 inhibition. Accumulation of MTA in MTAP-deleted tumors partially inhibits PRMT5 activity, which increases cell dependence on MAT2A and results in a synthetic lethal vulnerability in such tumors when MAT2A is pharmacologically inhibited. As described below, we intend to evaluate the combination of IDE397 with our proprietary MTA-cooperative PRMT5 inhibitor, IDE892, in MTAP-deleted lung cancer.

▪
MAT2A + Co-alterations of MTAP. We are exploring other potential combination opportunities for our MTAP-related programs with agents that target common co-alterations of MTAP, such as RAS/KRAS and CDKN2A, the most common co-alteration of MTAP. The CDKN2A locus is commonly co-deleted with MTAP, resulting in loss of important tumor suppressor proteins that lead to tumor growth. We plan to nominate a development candidate for the CDKN2A program in the second half of 2026 followed by submission of an IND application to the U.S. FDA in the first half of 2027.

•
IDE892 is a potential first-in-class, oral small molecule MTA-cooperative PRMT5 inhibitor. IDE892 was discovered through our iterative physics-based ligand design and optimization platform and is a highly potent and selective MTA-cooperative PRMT5 inhibitor with favorable drug-like properties. IDE892 together with IDE397 enables the evaluation of a wholly-owned clinical combination of the PRMT5 and MAT2A mechanisms, which may synergize to provide deeper, more durable responses in certain MTAP-deleted tumors. As shown below, IDE892 has demonstrated selective antiproliferative activity in MTAP-deleted tumor cell models as well as durable complete responses in combination with IDE397 in challenging MTAP-deletion preclinical models.

We received IND clearance from the FDA in the third quarter of 2025 and expect to begin a Phase 1 dose escalation trial in the first quarter of 2026 with the goal of advancing into combination trials with IDE397 in MTAP-deleted NSCLC in the second quarter of 2026.

MTAP-deleted solid tumor patient population

There are currently no approved therapies for patients with MTAP-deleted solid tumors, highlighting the unmet medical need in this setting. MTAP-deletion occurs in approximately 15% of all solid tumors, including >15% of NSCLC and >25% of UC, based on The Cancer Genome Atlas database. We estimate the U.S. annual incidence of MTAP-deleted tumors is approximately 62,000 patients across our priority tumor types of UC, NSCLC and pancreatic cancer, based on the 2024 Surveillance, Epidemiology, and End Results database.

Next Generation Therapies

Our fourth area of clinical focus is on the development of next generation therapies designed to intercept the fundamental dependencies underpinning tumor driver pathways. These targets potentially overcome the genetic and epigenetic tumor heterogeneity that otherwise limits the efficacy and durability of cancer therapies.

•
IDE574 is a potential first-in-class, oral small molecule equipotent dual inhibitor of the lysine acetyltransferase (KAT) 6 and 7, both of which have been shown to support cancer cell survival. IDE574 selectively inhibits both KAT6 and KAT7, while sparing other structurally similar KAT molecules such as KAT5 and KAT8 that are required for normal cell function. KAT6 and KAT7 are mechanistically intertwined epigenetic modulators of cell identity and lineage commitment programs that are corrupted by oncogenic transformation. Dual KAT6/7 inhibition delivers robust and durable anti-tumor activity, superior to KAT6 inhibition alone, in preclinical tumor models with 8p11 amplifications, as well as in selected indications dependent upon lineage-specific transcription factor activity.

In January 2026, we received IND clearance from the FDA and are targeting to begin a Phase 1 dose escalation trial in patients with breast, lung, prostate and colorectal cancers in the first quarter of 2026.

•
IDE275 is a potential first-in-class, oral small molecule inhibitor of the helicase domain of the Werner protein (WRN), a RecQ enzyme involved in the maintenance of genome integrity. Germline loss of function mutations in WRN lead to premature aging and pre-disposition to cancer. We have published preclinical data showing that the helicase functional domain of WRN is responsible for a synthetic lethal vulnerability in MSI-High tumor models. Microsatellite instability (MSI) refers to the change in a tumor cell’s DNA content, as the number of repeated microsatellites, or short repeated sequences of DNA, differs as the cells divide. Tumors classified as MSI-High represent approximately 3-4% of all cancers, including approximately 28% of endometrial and 10% of ovarian cancers and 15% of gastrointestinal tumors, including 22% of stomach adenocarcinoma.

In October 2024, GSK initiated a Phase 1 clinical trial with IDE275 in patients with MSI-High tumors pursuant to our 2020 Collaboration, Option and License Agreement. In December 2025, GSK notified us of its intention to terminate the Agreement, which will be effective 90 days following the date of GSK’s notice, or March 9, 2026. GSK will transfer the WRN (IDE275) IND back to us in accordance with the applicable provisions of the Agreement. Once complete, we intend to complete the dose expansion portion of the Phase 1 trial to inform the next phase of development.

Our Drug Discovery Engine in Precision Medicine Oncology

We have built a fully integrated platform to deliver a renewable pipeline of potential first-in-class programs. Highlights of our discovery and development capabilities are described below.

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

Our discovery platform includes our proprietary chemical library, INQUIRE™, structure-based drug design enabled by extensive structural biology and crystallography capabilities with over 200,000 chemical compounds, and our proprietary content-based machine-learning engine, HARMONY™, providing effective and efficient molecular design and structure-activity-relationship cycles.

DECIPHER™ Dual CRISPER Synthetic Lethality Library – UCSD

We have constructed our DECIPHER Dual CRISPR library for synthetic lethality target and biomarker discovery in collaboration with the University of California, San Diego, and bioinformatics analysis and validation are ongoing. The DECIPHER 1.0 library is focused on DDR targets across various tumor suppressor genes and oncogenes of interest that were selected based on their known prevalence and role in solid tumors, enabling evaluation of approximately 50,000 independent gene knockout combinations of DDR pathway-related drug targets across known tumor suppressor genes.

PAGEO™ Paralogous Gene Evaluation in Ovarian Cancer and Dep Map Consortium

We have an ongoing strategic collaboration with the Broad Institute focused on discovery of synthetic lethality targets and biomarkers. This collaboration uses the large-scale CRISPR paralog screening platform developed at the laboratory of William R. Sellers, M.D., Core Institute Member, Broad Institute, to evaluate functionally redundant paralogous genes across ovarian cancer subtypes and to generate novel target and biomarker hypotheses. Dr. Sellers, who also serves on our Scientific Advisory Board, is the principal investigator for the strategic collaboration. We have also become a member of the Broad DepMap (Cancer Dependency Map) consortium led by the Broad Institute to further enhance our efforts in bioinformatics and cell-based screening for synthetic lethality target and biomarker discovery and validation.

Strategy

Our mission is to bring forth the next wave of precision oncology therapies that are more selective, more effective, and deeply personalized with the goal of altering the course of disease and improving clinical outcomes for patients with cancer. Our current clinical pipeline consists of nine potential first-in-class product candidates focused across four strategic areas. We seek to treat patients earlier in their course of disease, whether first line or in the adjuvant and neo-adjuvant settings, and use rational combinations to drive deeper and more durable outcomes. Such combinations may be with proprietary assets in our pipeline or with assets obtained through collaborations and partnerships. We have also established relationships with diagnostics companies developing cutting-edge technologies for developing biomarkers and patient selection strategies for our product candidates. The principal components of our strategy are to:

•
Develop and commercialize darovasertib for patients across all stages of uveal melanoma. Our most advanced product candidate, darovasertib, is an oral, potent and selective PKC inhibitor currently in multiple clinical trials in both the metastatic and pre-metastatic settings of UM. Approximately 95% of uveal melanoma patients have activating mutations in either GNA11 or GNAQ, resulting in overactivation of PKC and tumor cell growth. We are targeting to report topline results from the darovasertib and crizotinib combination in our registrational Phase 2/3 OptimUM-02 trial in 1L patients with HLA*A2(-) mUM in the first quarter of 2026. Data from this trial, if positive, will be used to support an accelerated approval filing in the United States. In parallel, we are advancing commercial readiness activities in the United States and globally with our partner, Servier, to make this treatment available to mUM patients in need around the world. Darovasertib is anticipated to be in three randomized, Phase 3 registrational trials across all stages of UM by the first half of 2026, including the Phase 2/3 OptimUM-02 trial in metastatic UM, our Phase 3 OptimUM-10 trial in the neoadjuvant setting and the planned Phase 3 OptimUM-11 trial in the adjuvant setting, which we are targeting to initiate in the second quarter of 2026. We believe data from these trials, if positive, will support the use of darovasertib in the majority of patients with UM.
•
Prioritize and advance potentially first-in-class, differentiated precision oncology therapies and rational combinations for patients with solid tumors. Our current clinical pipeline consists of nine potential first-in-class product candidates across four clinical focus areas. Beyond darovasertib and crizotinib in UM, we are focused on evaluating the potential synergy between TOP1 ADCs and inhibitors of the DDR pathway, where our most advanced programs are IDE849, a DLL3 TOP1 ADC, and IDE161, an oral PARG inhibitor, that we are developing for patients with SCLC, NEC and other DLL3-overexpressing tumors. The TOP1-inhibitor payload induces replication stress in tumor cells, which is then amplified by the introduction of the systemic PARG inhibitor, resulting in mitotic catastrophe, and cell death. For patients with MTAP-deleted solid tumors we are exploring multiple combination strategies with IDE397, a selective MAT2A inhibitor, given as the backbone of therapy with Trodelvy, a Trop-2 TOP1 ADC, or IDE892, an MTA-cooperative PRMT5 inhibitor, where there is strong mechanistic rationale for the combination to drive deeper, more durable responses than either agent alone. Lastly, we have begun advancing a pipeline of next generation therapies focused on disrupting the key pathways that underpin tumor heterogeneity, drug resistance mechanisms and lineage addiction, led by IDE574, an equipotent dual inhibitor of KAT6/7. We believe our product portfolio offers a number of compelling opportunities, either as monotherapies or in combinations, to improve the standard of care for patients with solid tumors.
•
Leverage our core development capabilities to broaden our precision therapy pipeline. We are continuing our target identification and validation activities for advancing new targets and associated biomarkers, with active programs for several high-value targets. For example, we are planning to nominate a development candidate by the first half of 2026 for a novel program targeting the most common co-alteration of MTAP, CDKN2A, which we believe has strong combination potential with our existing clinical-stage assets in this area, IDE397 and IDE892. We will continue investing in our core functional and development capabilities, including target and drug discovery, bioinformatics and translational biology, to establish a deep clinical-stage pipeline of potentially first-in-class, differentiated precision therapies for patients with cancer.
•
Selectively establish relationships with third parties to accelerate our pipeline development, strengthen our capital resources and maximize the commercial potential of our product candidates. We have established multiple value-accretive collaborations with leading pharmaceutical companies to support our clinical development activities, expand our pipeline and broaden our global commercial reach. We are collaborating with Pfizer and Gilead on the clinical development of darovasertib in UM and IDE397 for MTAP-deleted UC and NSCLC, respectively. We also entered into exclusive in-license agreements with Hengrui Pharma for IDE849 and Biocytogen for IDE034, which added two potentially first-in-class TOP1 ADCs to our internally-discovered pipeline. Most recently, we entered into an exclusive license agreement with Servier to develop and commercialize darovasertib outside of the United States, for which we received an upfront payment of $210.0 million and potential future milestones of $320.0 million. We will continue to evaluate future collaborations, where appropriate, to complement our pipeline, accelerate or enhance our clinical development efforts and provide additional sources of capital to support our business.
•
Collaborate with leaders in the field of diagnostics to enable the identification of defined patient populations for our product candidates. Our precision medicine approach leverages the availability or development of companion diagnostics to identify the right patients for which our product candidates may be most effective. We have established relationships with leading companies in the diagnostic space, including Foundation Medicine, Guardant Health and Tempus, to ensure our clinical programs are developed for patient groups most likely to benefit based on the genetics or expression profile of their disease. We are also incorporating new genetic testing technologies, such as next-generation sequencing of circulating tumor DNA, to solidify these efforts in our clinical development.

Competition

Our industry is very competitive and subject to change based on ongoing advances in technology. Although we believe that our approach, strategy, scientific capabilities, knowledge and experience provide us with competitive advantages, we expect to have substantial competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do. We face competition with respect to product candidates in our pipeline and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted approaches to addressing activating genetic and other molecular alterations in cancer.

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. Varsity Pharma is preclinically evaluating a PKC inhibitor in CLL, and Aquilon has nominated PKC theta as a target for preclinical development. Additionally, Windtree Therapeutics is advancing a preclinical-stage atypical PKC iota inhibitor, including both topical and oral formulations, for potential treatment of Basal Cell Carcinoma. We are aware of several other companies conducting research and development of potential therapies for primary UM or for mUM based on other targets and approaches. Replimune has initiated a potentially registration-enabling trial for RP-2, an oncolytic immunotherapy. iOnctura has initiated a Phase 2 trial for Roginolisib, an allosteric PI3K delta inhibitor, in 2L+ mUM. Other programs in development for mUM include Novartis’ DYP688, an ADC, with a GNAQ-11 inhibitor payload in a Phase 1/2 clinical trial, and Immatics’ anzu-cel/IMA203, a PRAME-targeting TCR-based, T cell therapy. Aura Biosciences is developing bel-sar, a virus-like drug conjugate (VDC), as local treatment for early-stage choroidal melanoma. Additionally, Immunocore has commercialized Tebentafusp, also known under its branded name as Kimmtrak, for the treatment of adult patients with HLA*A2(+), unresectable or metastatic UM.

For IDE849, our competitors include companies developing DLL3-targeting therapies using various therapeutic modalities, including bispecific T-cell engagers (BiTEs), ADCs, chimeric antigen receptor (T-cell) therapies, and radiopharmaceuticals. Amgen received accelerated approval from the FDA in May 2024 for Tarlatamab (branded name Imdelltra), a DLL3-CD3 BiTE. Zelgen, Boehringer Ingelheim and Daiichi Sankyo are developing drugs with a similar mechanism of action, in Phase 3 or Phase 2 studies. We are aware of several companies developing DLL3 ADCs with Topoisomerase I inhibitor payloads. Zai Lab recently initiated a Phase 3 trial for ZL-1310 in relapsed SCLC and Roche, Zhang Jiang, and Baili are conducting Phase 1 studies. In radiopharmaceuticals, Abdera, Molecular Partners, and Novartis are conducting Phase 1 clinical trials and several other companies are pursuing preclinical development of DLL3-targeting radiotherapies.

For IDE034, we are not aware of any other companies developing bi-specific ADCs targeting both B7H3 and PTK7, however many companies are developing mono-antigen ADCs targeting either B7H3 or PTK7. Merck, Hansoh/GSK, Medilink, and Minghui are evaluating B7H3 ADCs in Phase 3 clinical trials. Several other companies have B7H3 ADCs in earlier phases of clinical development, including BeOne, Duality, Innovent, Mabwell and MacroGenics. Furthermore, Day One, Kelun, Kivu and Lilly are evaluating PTK7 ADCs in Phase 1 studies.

For IDE161, 858 Therapeutics is conducting a Phase 1 clinical trial for its small molecule PARG inhibitor, ETX-19477. Several other companies have more recently initiated Phase 1 studies for PARG inhibitors, including Danatlas, Evopoint, FoRx, and SynRx. Additionally, several companies are conducting preclinical research to develop PARG inhibitors, including Aigen, Alivexis, Azkarra, Nodus Oncology, Satya Pharma Innovations, and QuantX.

For IDE705, Artios Pharma is developing a Pol Theta inhibitor, designated as ART-6043, in a Phase 1/2 study. Several other companies have initiated Phase 1 studies for Pol Theta inhibitors, including Danatlas, Gilead, Moma Therapeutics, Simcere, and SynRx. Additionally, Breakpoint Therapeutics and QuantX have Pol Theta inhibitors in IND-enabling studies.

For IDE397, Servier is evaluating a small molecule MAT2A inhibitor designated as S095035 in a Phase 1/2 trial. Insilico Medicine and BeOne Medicines have also initiated Phase 1 trials for their small molecule MAT2A inhibitors called ISM3412 and BG-89894, respectively. Additionally, Genhouse Bio, Hanmi, ScinnoHub, SK Biopharma and Shouyao have small molecule MAT2A inhibitors in preclinical development.

For IDE892, we are aware of many companies developing PRMT5 inhibitors in both clinical and preclinical stages. Bristol Myers Squibb (BMS) has initiated Phase 2/3 trials for navlimetostat (BMS-986504) in first line MTAP-deleted NSCLC and pancreatic ductal adenocarcinoma. The next most advanced assets include AMG-193 from Amgen, AZD-3470 from AstraZeneca, BGB-58067 from BeOne, and vopimetostat (TNG462) from Tango, which are all in Phase 1/2 studies. At least ten other companies have initiated Phase 1 clinical trials and more than ten companies are advancing preclinical PRMT5 inhibitors.

For IDE574, Pfizer is evaluating a KAT6/7 dual inhibitor in a Phase 1 clinical trial in addition to KAT6A inhibitor prifetrastat (PF-07248144) in a Phase 3 clinical trial. Several other companies are also developing drugs directed to KAT6 only, including Hengrui, Menarini and Olema, which are conducting Phase 1 trials. Additionally, Isosterix, Prelude, Qubit and several others are developing preclinical KAT6 inhibitors.

For IDE275, Vividion is developing a covalent WRN inhibitor designated as VVD-133214 in a Phase 1 trial. Novartis and Nimbus Therapeutics are evaluating non-covalent WRN inhibitors, called HRO-761 and NDI-219216 respectively, in Phase 1 trials. Eikon and MOMA Therapeutics also more recently initiated Phase 1 trials for WRN inhibitors. Additionally, several companies are conducting preclinical research to develop WRN inhibitors, including Genhouse, Insilico, and Puhe, among others.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Pfizer (Talzenna), GSK (Zejula) and Roche. Additionally, several other early-stage companies are developing synthetic lethality therapeutics, including 858 Therapeutics, Artios, Breakpoint Therapeutics, Eikon, FoRx Therapeutics, Repare Therapeutics, Ryvu Therapeutics, Tango, Vividion, and Xpose.

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

As of January 30, 2026, we own or exclusively in-license patents and patent applications, comprising approximately 71 distinct patent families, protecting our technology across our pipeline. Excluding applications that we are not currently prosecuting, our portfolio consists of approximately 21 issued U.S. patents, approximately 37 pending U.S. applications, 15 pending applications under the Patent Cooperation Treaty (PCT) 65 issued foreign patents and approximately 185 pending foreign applications in approximately 40 foreign jurisdictions, including without limitation countries included in major markets in North America, Europe, and Asia, each having expiration dates ranging from 2035 to 2046. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.

As of January 30, 2026, as relating to our PKC program, including darovasertib, we own or have exclusively in-licensed from Novartis patents and patent applications comprising approximately seven issued U.S. patents, approximately 34 issued foreign patents, approximately eight pending U.S. applications, approximately two pending PCT application, and approximately 48 pending applications in approximately 20 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These in-licensed patents and applications are directed to composition of matter, pharmaceutical compositions and methods of treatment, including treatment of UM. These solely owned or in-licensed patent applications, if granted, would expire between 2035 and 2045, without taking into account any applicable patent term adjustments or extensions. In addition, the PKC program portfolio includes two U.S. patent application, which are jointly owned with Pfizer directed to methods of treatment for certain combination treatments.

As of January 30, 2026, as relating to our MAT2A program, including IDE397, we own patents and patent applications comprising approximately five issued U.S. patents, approximately nine issued foreign patent, approximately 11 pending U.S. applications, approximately three pending PCT applications and approximately 69 pending foreign applications in approximately 26 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These solely owned or in-licensed patent applications, if granted, would expire between 2039 and 2045, without taking into account any applicable patent term adjustments or extensions. In addition, the MAT2A program portfolio also includes one pending US application and nine pending foreign applications directed to methods of treatment of cancer which are jointly owned with GSK; one pending US application, one pending PCT application, and five foreign applications directed to methods of treatment of cancer which are jointly owned with Amgen pursuant to the Amgen CTCSA; and one pending PCT application directed to methods of treatment of cancer which is jointly owned with Gilead pursuant to the Gilead CSCSA.

As of January 30, 2026, as relating to our PARG program, including IDE161, we own or have exclusively in-licensed from Cancer Research UK and University of Manchester, patents and patent applications comprising approximately four issued U.S. patents, approximately 17 issued foreign patents, approximately eight pending U.S. application, and approximately 67 pending foreign applications in approximately 37 foreign jurisdictions which we are currently prosecuting, including without limitation countries included in major markets in North America, Europe, and Asia. These solely owned or in-licensed patent applications, if granted, would expire between 2035 and 2044, without taking into account any applicable patent term adjustments or extensions.

Our patent portfolio also supports programs in our synthetic lethality preclinical pipeline, including U.S. patent applications directed to composition of matter, pharmaceutical compositions and/or methods of treatment of cancer for each of our Pol Theta (HR), WRN (MSI-High), PRMT5, KAT6A/7, ADC (DLL3), ADC (B7H3/PTK7), and certain next-generation SLT programs.

Strategic Relationships

We own or control all commercial rights within the United States for our most advanced program, darovasertib. We own or control all commercial rights worldwide for IDE397 and IDE161. We have entered into strategic relationships for these programs – for example, to in-license certain intellectual property rights or to enable evaluation of combination therapies, such as through combination drug supply or clinical trial collaborations to evaluate combinations. For darovasertib, we have an exclusive license agreement with Novartis and separately, we have established clinical trial collaboration and supply agreements with Pfizer in support of our clinical evaluation of darovasertib in combination with crizotinib in mUM. We have also granted an exclusive license to Servier to develop and commercialize darovasertib outside the United States. For IDE397, we entered into the Gilead CSCSA and the Second Gilead CSCSA to clinically evaluate IDE397 in combination with Trodelvy, the Gilead Trop-2 directed ADC, in patients with MTAP-deleted UC and NSCLC, respectively. For IDE161, we have an exclusive in-license agreement with Cancer Research UK and University of Manchester.

In 2020, we entered into a strategic partnership and collaboration with GSK for our synthetic lethality programs targeting Pol Theta (IDE705) and Werner Helicase (IDE275), pursuant to the GSK Collaboration, Option and License Agreement. GSK delivered written notice of its intention to terminate the collaboration in December 2025 and these programs will be transferred to us in accordance with the applicable provisions of the agreement.

We own all commercial rights to our earlier next-generation synthetic lethality programs, including IDE892 and IDE574, for which our small molecule compounds are being discovered and/or developed internally with our own resources, supplemented by certain service providers, such as CROs.

In 2024, we entered into two in-license agreements for ADCs with topoisomerase-I-inhibitor-payloads to enable combinations with our synthetic lethality programs. Pursuant to the Biocytogen Option and License Agreement, we obtained an option to in-license IDE034, a preclinical B7H3/PTK7 bispecific ADC, and we subsequently exercised the option to obtain worldwide commercial rights to the molecule. We also entered into the Hengrui Pharma License Agreement for global development and commercial rights to IDE849, a DLL3-targeting ADC, outside of Greater China. Under the terms of the Biocytogen Option and License Agreement and the Hengrui Pharma License Agreement, Biocytogen and Hengrui Pharma provide development manufacturing services for the ADCs.

We have established collaborative relationships with other companies for access to their proprietary database of patient samples, and/or for their genetic screening services on their proprietary platform. We have established certain development manufacturing and service relationships with contract manufacturing organizations (CMOs) for darovasertib, IDE397, and IDE161, as well as our early clinical candidates IDE892 and IDE574. We have an agreement with STA Pharmaceutical Hong Kong Limited Pharmaceutical (STA Pharmaceutical), and Yuhan Corporation for the synthesis of the API for darovasertib, and agreements with STA Pharmaceutical and Patheon Inc. for formulation and manufacturing of darovasertib drug product. We have an agreement with STA Pharmaceutical for the synthesis of the API, formulation and manufacturing of IDE397 drug product. We have an agreement with Pharmaron for the synthesis of the API, and with STA Pharmaceutical for the formulation and drug product manufacturing of IDE161, IDE892 and IDE574. We have established arrangements with CMOs as well for packaging, labeling and distribution of darovasertib, IDE397, and IDE161. We also have established clinical services relationship with CROs to support our conduct of clinical trials for our darovasertib, IDE397, and IDE161 programs.

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

Agreements

Clinical Trial Collaboration and Supply Agreements with Pfizer for Darovasertib

In March 2020, we entered into a Clinical Trial Collaboration and Supply Agreement with Pfizer, Inc., as amended in September 2020, April 2021, September 2021 and May 2023 (the Pfizer Agreement). Pursuant to the Pfizer Agreement, Pfizer supplies us with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, we are the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to us. The Pfizer Agreement provides that we and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

In March 2022, we and Pfizer entered into a Second Clinical Trial Collaboration and Supply Agreement (as amended in May 2023) (the Second Pfizer Agreement), pursuant to which we are evaluating darovasertib and crizotinib as a combination therapy in mUM in a planned Phase 2/3 potential registration-enabling clinical trial. Pursuant to the Second Pfizer Agreement, we are the sponsor of the combination trial and we will provide darovasertib and pay for the costs of the combination trial; Pfizer will provide crizotinib for the planned combination trial at no cost to us for up to an agreed-upon number of mUM patients. We and Pfizer will jointly own clinical data from the planned combination trial and all inventions relating to the combined use of darovasertib and crizotinib. We and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the Second Pfizer Agreement.

Separately, in March 2022, we and Pfizer also entered into a Third Clinical Trial Collaboration and Supply Agreement (the Third Pfizer Agreement), pursuant to which we could, subject to preclinical validation and FDA feedback and guidance, evaluate darovasertib and crizotinib, as a combination therapy in cMET-driven tumors such as NSCLC and/or HCC in a Phase 1 clinical trial. Pursuant to the Third Pfizer Agreement, we would have been the sponsor of the planned combination trial, and we would provide darovasertib and pay for the costs of the combination trial; Pfizer would provide crizotinib for the planned combination trial at no cost to us. Pursuant to Amendment No. 1 to the Second Pfizer Agreement, as described below, we and Pfizer terminated the Third Pfizer Agreement.

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

Exclusive License Agreement with Novartis for Darovasertib

In September 2018, we entered into a license agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 PKC inhibitor, for the treatment of cancers with GNAQ and GNA11 mutations. We renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to us a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors, as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose.

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

License Agreement with Servier for Darovasertib outside of the United States

In August 2025, we entered into an exclusive license agreement with Servier, pursuant to which we granted to Servier an exclusive license under certain intellectual property rights controlled by us relating to darovasertib to develop and commercialize products in all countries worldwide except for the United States for all diagnostic, prophylactic and therapeutic uses in humans. We received an upfront payment of $210.0 million and are eligible to receive development and regulatory milestone payments of up to an aggregate of $100.0 million, commercial milestone payments of up to an aggregate of $220.0 million, clinical trial cost sharing and clinical trial cost reimbursement, and royalties on net sales of products outside of the United States ranging from mid-teens to low-twenties percentages. Servier will be responsible for the regulatory and commercial activities for darovasertib outside the United States. We and Servier will collaborate on the development of darovasertib and share the associated costs. We retain all rights to darovasertib in the United States. The Servier license agreement will remain in effect on a product-by-product and country-by-country basis until expiration of royalty obligations. Either party may terminate for uncured material breach or insolvency of the other. We may terminate the Servier license agreement if (i) Servier ceases development or commercialization in certain countries for a specified period, or (ii) Servier, its affiliates, or its sublicensees challenge licensed patents, subject to certain exceptions. Servier may terminate at will upon specified prior notice. The Servier license agreement contains various representations, warranties, covenants, dispute resolution mechanisms, indemnities and other provisions customary for transactions of this nature.

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

On February 12, 2025, we entered into the Second Gilead CSCSA with Gilead pursuant to which we and Gilead will collaborate on a portion of our Phase 1 study for the clinical evaluation of IDE397 in combination with Trodelvy (the Combination Study), in certain patients with advanced solid tumors in lungs. Pursuant to the Second Gilead CSCSA, we are the sponsor of the Combination Study, and we will provide the IDE397 compound and pay for the costs of the Combination Study. Gilead will provide Trodelvy for the Combination Study at no cost to us. We and Gilead will jointly own clinical data from the Combination Study and all inventions relating to the combined use of IDE397 and Trodelvy. Each party retains commercial rights to its respective compounds, including with respect to use as a monotherapy or combination agent. We and Gilead will form a joint steering committee responsible for coordinating all regulatory and other activities under the Second Gilead CSCSA.

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

In January 2022, we exercised our option for an exclusive worldwide license covering a broad class of PARG inhibitors from Cancer Research Technology Ltd. (CRT), and the University of Manchester, and in connection therewith, paid a one-time option exercise fee of £250,000.

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

A total of up to £19.5 million in payments to CRT upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases are payable under the agreement. We will also pay low single-digit tiered royalties, and potentially also sales-based milestones, to CRT based on net sales of licensed products. In addition, in the event we sublicense the intellectual property, we will also be obligated to pay CRT a specified percentage of any sublicense revenue.

In April 2023, we incurred an obligation to pay milestone payments in an aggregate amount of £750,000 to CRT based upon the achievement of certain milestones relating to first and second tumor histologies in connection with the Phase 1 portion of the Phase 1/2 clinical trial in oncologic diseases.

Collaboration, Option and License Agreement with GSK for Pol Theta and Werner Helicase

In June 2020, we entered into the GSK Collaboration Agreement with GSK, pursuant to which we and GSK entered into a collaboration for its synthetic lethality programs targeting MAT2A, Pol Theta and WRN. On July 27, 2020, we and GSK received Hart-Scott-Rodino Antitrust Improvements Act clearance, and the GSK Collaboration Agreement became effective. Pursuant to the GSK Collaboration Agreement, GSK held a global, exclusive license to develop and commercialize Pol Theta products arising out of the Pol Theta program and WRN products arising out of the WRN program. We and GSK collaborated on preclinical research for the Pol Theta and WRN programs.

In December 2025, GSK notified us of its intention to terminate the Collaboration, Option and License Agreement, dated June 15, 2020. Pursuant to the terms of the Agreement, such termination will be effective 90 days following the date of GSK’s notice, which is March 9, 2026. During the ninety-day transition period, GSK will transfer the Werner Helicase (IDE275) and Pol Theta (IDE705) clinical programs to us in accordance with the applicable provisions of the Agreement.

Option and License Agreement with Biocytogen for IDE034

In July 2024, we entered into the Biocytogen Option and License Agreement with Biocytogen, pursuant to which Biocytogen granted us an option for an exclusive worldwide license to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program (the Option). Under the terms of the Biocytogen Option and License Agreement, we paid Biocytogen an upfront fee and, upon our exercise of the Option, an exercise fee totaling $6.5 million.

In November 2024, we announced the selection of IDE034, a potential first-in-class B7H3/PTK7 topo-I-payload BsADC, as a development candidate and the exercise of the Option. Pursuant to our exercise of the Option, Biocytogen is eligible to receive additional development and regulatory milestone payments and commercial milestone payments, as well as low to mid-single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million. Our royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

We will have the right to terminate the Biocytogen Option and License Agreement for any reason or no reason upon 90 days written notice to Biocytogen. Upon any termination of the Biocytogen Option and License Agreement after the exercise of the Option, the license granted to us will automatically terminate. We will have the right to sell any or all of the inventory of Licensed Products held by us as of the date of termination for a period of 12 months following such termination.

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

In October 2025, the initiation of the first Phase 1 clinical trial, or first dosing of first patient, was achieved for IDE849 (SHR-4849). Under the license agreement with Hengrui Pharma, we paid Hengrui Pharma a $2.0 million milestone payment.

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

Sales and Marketing

We intend to become a fully integrated, commercial stage biopharmaceutical company focused on delivering transformative medicines to patients in need. We currently hold commercialization rights for darovasertib within the United States, worldwide commercialization rights for IDE397, IDE892, IDE034, IDE161, IDE574, IDE275, IDE705, and own or control all commercial rights outside of greater China for IDE849. Given our current stage of development, we have not yet fully built our commercialization capabilities. However, we have initiated planning and preparation for potential commercial operations, including for sales, marketing and market access capabilities, subject to the results of our Phase 2/3 clinical trial for darovasertib (OptimUM-02) and required regulatory approvals.

To enable our delivery of any approved medicines to patients, we plan to build our own sales force to commercialize them in the United States and potentially in Europe and other selected foreign countries for pipeline products beyond darovasertib. We believe a moderately sized specialty sales force, supported by effective marketing and sales management organizations, would enable us to reach healthcare professionals who specialize in the care of the patient populations for darovasertib and our other product candidates. We may also enter into distribution and other marketing or commercialization arrangements with third parties for any of our approved medicines to support their safe and effective use in appropriate patients.

Manufacturing

We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and our biomarker diagnostics for preclinical and clinical testing, as well as for future commercial manufacture of any drugs and diagnostics that we may commercialize. We do not own or operate, and currently have no plans to establish, any manufacturing facilities.

In general, we plan to establish agreements with CMOs for synthesis of the active pharmaceutical ingredient (API) manufacturing of drug product comprising such API, as well as packaging, labeling and distribution.

We have also established supply arrangements with one or more CMOs for each of our small molecule development programs and with Biocytogen and Hengrui Pharma for our in-licensed ADCs in support of our current clinical development needs.

Our lead product candidates darovasertib, IDE397, IDE849, IDE161, IDE275, IDE705, IDE892, IDE034 and IDE574 are either small molecules or antibody drug conjugates that can be manufactured in reliable and reproducible processes. We believe the biochemical or synthetic processes are amenable to scale-up using standard manufacturing equipment and processes. We expect that the compounds being discovered and developed for our other pipeline programs and other future programs, can be produced at contract manufacturing facilities.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with good laboratory practice (GLP), regulations and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before clinical trials in humans may begin;
•
approval by an independent institutional review board (IRB), at each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (GCP) regulations to establish the safety and efficacy of the proposed drug for its intended use;
•
submission to the FDA of an NDA;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (cGMP), regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•
FDA review and approval of the NDA.

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

U.S. Review and Approval Process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Under the Prescription Drug User Fee Act (PDUFA) the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, standard review and priority review. According to the current PDUFA performance goals for new molecular entity NDAs, the FDA endeavors to review and act on applications within ten months of the 60-day filing date under standard review, and within six months of the 60-day filing date under priority review.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval, including the requirement for a risk evaluation and mitigation strategy (REMS), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

Pediatric Use

Even when not pursuing a pediatric indication, under the Pediatric Research Equity Act (PREA), an NDA or supplement thereto must contain data that is adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. In addition, any sponsor planning to submit an NDA or supplement subject to PREA must submit an initial pediatric study plan (iPSP), to the IND early in development. The iPSP must contain an outline of the proposed pediatric trials the sponsor plans to conduct, including trial objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will require the sponsor to perform one or more adequate and well-controlled post-marketing confirmatory trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under the accelerated approval pathway if a trial required to verify the predicted clinical benefit fails to verify such benefit or if the applicant fails to conduct any required post-approval trial with due diligence. Recently, the Food and Drug Omnibus Reform Act (FDORA) enacted as part of the year-end omnibus spending bill in December 2022, included several reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials.

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

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity (NCE). A drug is a new chemical entity if the FDA has not previously approved any other drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA), or an NDA submitted under Section 505(b)(2) of the FDCA, or 505(b)(2) NDA, submitted by another company for another drug that contains the same active moiety. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the NCE NDA holder.

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

Under the FDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality Management System Regulation (QMSR), facility registration and product listing, reporting of AEs and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Class II devices are those that are subject to General Controls, as well as Special Controls, which can include performance standards, guidelines and postmarket surveillance. Most Class II devices are subject to premarket review and clearance by the FDA under Section 510(k) of the FDCA. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics that do not raise different questions of safety or effectiveness than the predicate device. Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to new devices deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by General Controls and Special Controls. Therefore, these devices are generally subject to the premarket approval (PMA), application process, which is generally more costly and time-consuming than the 510(k) process.

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

If the use of a companion diagnostic is essential to the safe and effective use of a drug product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. In July 2014, the FDA issued a final guidance document addressing the development and approval process for in vitro companion diagnostic devices. According to the guidance, for novel product candidates such as ours, a companion diagnostic device and its corresponding drug candidate should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations. Thus, the sponsor of the diagnostic device will be required to submit an IDE application for clinical testing of the device and comply with the applicable IDE requirements. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products. In December 2018, the FDA issued another draft guidance document to facilitate class labeling on in vitro companion diagnostic devices for oncology therapeutic products, under which a companion diagnostic’s labeling may identify a specific group or class of therapeutic products, rather than specific products, where scientifically appropriate.

The FDA generally requires sponsors developing companion diagnostics intended to select patients who will respond to a specific cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic, though 510(k) clearance or de novo classification are also possible. The FDA’s review of an in vitro companion diagnostic in conjunction with its review of a cancer therapeutic involves coordination between the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer than the 510(k) or de novo processes. PMAs must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QMSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Regulation Outside the United States

To the extent that any of our product candidates, once approved, are sold in a foreign country, we would be subject to numerous and varying foreign laws and regulations regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization (MA), commercial sales and distribution of our products, and may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

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

Non-clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (EU) are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (GLP), as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future products in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (MAA). There are two types of MAs:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA), and are valid throughout the entire territory of the EU. The centralized procedure is mandatory for certain types of medicinal products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as AIDS/HIV, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases and other immune dysfunctions. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member states, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member state through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops.

In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (PRIME), scheme, which provides incentives similar to the breakthrough therapy designation in the United States. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Pediatric Development

In the EEA, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

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

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

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

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices (IVD MDs), were regulated by the EU Directive on in vitro diagnostic medical devices (Directive No. 98/79/EC, as amended) (IVDD), which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices, as well as the vigilance procedure. IVD MDs had to comply with the requirements provided for in the IVDD, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since Regulation (EU) No 2017/746 (IVDR) became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the Regulation. The IVDR introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations as we begin to directly commercialize our products. In March 2010, the Patient Protection and Affordable Care Act (ACA) was signed into law which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, expands of eligibility criteria for Medicaid programs, creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and establishes a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even if such initiatives are modified, delayed, or challenged, the uncertainty surrounding these policy proposals may impair our ability to forecast revenues, plan commercial launch activities, negotiate favorable contracts with payors, or make investment decisions regarding manufacturing scale-up and commercialization infrastructure.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some U.S. states have enacted legislation creating so-called prescription drug affordability boards, and to date one state has used its prescription drug affordability board to impose an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are also designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain or the frequency with which any drug candidate that we commercialize is prescribed or used.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

In the EU, similar developments may affect our ability to profitably commercialize our products, if approved. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA), amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

We established an internal human resources department as part of our commitment to our human resources programs and our employee work experience, and we seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations. We draw from the largest pools of talent to help find the best people for our company. We believe the variety of experiences and perspectives that our employees bring to their work every day makes us stronger and more successful. As of December 31, 2025, females make up 48% of our workforce, 23% of our executive team, and 29% of our board of directors.

As of December 31, 2025, we had a total of 145 employees. Of these employees, 112 were primarily engaged in research and development activities and 33 were primarily engaged in general and administrative activities. Of our total employees, 110 hold biology, chemistry or other relevant scientific degrees, including 55 Ph.D.s. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the ongoing geopolitical conflicts, or banking sector volatility and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history that has no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in June 2015. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Nine of our product candidates, are currently in the clinical stage in various phases.

We have had significant operating losses since our inception. Our net losses for the twelve months ended December 31, 2025 and 2024 were $113.7 million and $274.5 million, respectively. As of December 31, 2025, we had an accumulated deficit of $736.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. One of our product candidates is in late-phase clinical trials, one product candidate is in mid-phase clinical trial, and six product candidates are in early-stage clinical trials. We have multiple other product candidates in preclinical development, as well as early-stage research programs. With the exception of darovaserib for one indication, our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals. If approved, all our products will require substantial additional time and resources to begin generating revenue from product sales. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We also do not yet have a sales organization and are continuing to build out our commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization and build out our commercial infrastructure in advance of regulatory approval and generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our quarterly and annual operating results may fluctuate significantly, which will make it difficult for us to predict our future results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•
the timing and cost of, and level of investment in, research, technologies, acquisitions, development and commercialization activities, which may change from time to time;
•
the timing and status of enrollment for our clinical trials;
•
the timing of regulatory approvals, if any, in the United States and internationally;
•
the cost of manufacturing, as well as building out our supply chain, which may vary depending on the quantity of productions, and the terms of any agreements we enter into with third-party suppliers;
•
timing and amount of any option exercise, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement;

•
timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement, including the License Agreement with Novartis, the Option and License Agreement with CRT and University of Manchester, the Option and License Agreement with Biocytogen Pharmaceuticals Co., Ltd., the License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd and the License Agreement with Les Laboratoires Servier;
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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our precision medicine target and biomarker discovery platform and our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.05 billion.

We believe that we will continue to expend substantial resources for the foreseeable future in connection with the research and development of our precision medicine target and biomarker discovery platform, clinical and preclinical product candidates, and any other future product candidates we may choose to pursue, and commercialization of potentially approved drug products, as well as other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our synthetic lethality product candidates through preclinical studies, advance our other products, such as darovasertib, IDE397, IDE849, IDE161, IDE275, IDE705, IDE892, IDE034 and IDE574 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully develop and commercialize our product candidates or any future product candidates.

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

Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing clinical trials;
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
•
the timing and amount of any option exercise, milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under the Servier Agreement;
•
potential delays in our ongoing clinical programs as a result of any public health outbreaks or geopolitical conflicts;
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

Our ability to raise additional funds will depend on financial, economic and other factors, including geopolitical conflicts, health outbreaks, and/or banking sector volatility, and any worsening of the global business and economic environment, many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Furthermore, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or
•
delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any of our products, if approved, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies.

To date, we have primarily financed our operations through the sale of equity securities and payments received under our collaboration and licensing agreements. We will be required to seek additional funding in the future and currently intend to do so through collaborations, licensing agreements, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights or jointly own some aspects of our technologies or product candidates that we would otherwise pursue on our own.

Risks Related to Our Business

Our business is dependent on the successful development of our product candidates, future product candidates, and companion diagnostics for biomarkers associated with our product candidates and future product candidates.

Our current product candidates are in various stages of development and we are further developing our precision medicine target and biomarker discovery platform. We have no products approved for sale and our product candidates are in various stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our other product candidates have not been tested in clinical trials. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given the current stages of development for most of our product candidates, it may be several years, if at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to support approval for commercialization.

We have not previously submitted an NDA to the FDA or similar approval filings to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

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
•
our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMPs or similar foreign requirements;
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

We may be unable to complete clinical trials and apply for market authorization for any of our product candidates.

We will need to successfully initiate and complete our own Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or a comparable foreign regulatory body’s approval to market our product candidates. Carrying out clinical trials and the submission of regulatory filings is a complicated process. As an organization, we have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted any NDA or other comparable foreign regulatory submission for any product candidate. In addition, we cannot be certain how many additional clinical trials of any of our product candidates will be required or whether the FDA will agree with the design or implementation of our clinical trials. We are required to comply with certain regulatory requirements, and the FDA may identify specific clinical or other development-related requirements that we must satisfy, as a condition to initiating or continuing our clinical trials; if we fail to meet such a requirement, the FDA may issue a clinical hold or designate other conditions on our clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission of a marketing application for, and approval of, darovasertib, IDE397, IDE161, or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of any products, we, or our collaboration partners must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. In addition, we may rely in part on preclinical, clinical and quality data generated by contract research organizations (CROs) and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. Further, pursuant to our license agreements with third party pharmaceutical companies, we have a right of reference to certain data for our regulatory filings forthe product that is the subject of the license agreement.

If these third parties fail to make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or trials or collect additional data independently. In either case, our development costs would increase.

We have various clinical trial collaboration and supply agreements with other pharmaceutical companies related to combination use of our products with products from those other pharmaceutical companies. If any of these strategic collaborators delay or fail to supply their compound in support of these combination trials, fail to sponsor or appropriately conduct the combination trial, or we fail to reach an agreement with any of these strategic collaborators for the continued supply of their compound beyond the terms of the current supply agreements, the development programs as pertaining to these combinations may be significantly delayed, and our development costs may increase. In each case, this may require us to establish additional supply agreements and rely upon third parties for supply of such combination agents, or if such combination agents are commercially available, in the absence of a supply agreement, we may incur the cost of purchasing such combination agents and may be at risk of having insufficient supply. We may initiate clinical trials in which our product candidates are combined with one or more other pharmaceutical agents that have not yet been approved by the FDA or comparable foreign regulatory authorities; in such situations, we may be relying on third parties for obtaining appropriate regulatory approvals and we may have no or limited influence over whether or not such regulatory approvals are achieved for such combination agents.

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

We and our strategic collaborators could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (DSMB) for such trial or by the FDA or another comparable foreign regulatory authority. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or other foreign regulatory authorities or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. For example, the FDA has issued draft guidance and launched programs aiming to reform and modernize the dose optimization procedures used by clinical trial sponsors during the development of oncology drugs. Although these efforts have not yet resulted in any formal changes to the FDA’s regulations or policies, changes in the FDA’s thinking with respect to dose selection and optimization could require us to change the design of our planned or ongoing clinical trials or otherwise conduct additional preclinical, clinical or manufacturing studies beyond those we currently anticipate, which could increase our costs and/or delay the development of our product candidates.

As another example, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

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

We initiated a Phase 1/2 tissue-type agnostic basket trial with darovasertib in June 2019 and may also utilize a basket trial approach in clinical trials for other product candidates. Basket trials allow us to evaluate the safety and efficacy of a product candidate in a variety of tumor types with a specific molecular profile. We believe that this clinical approach provides many benefits, however, there are limited precedents, and as a result, there a number of inherent risks.

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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or AEs which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates may be co-administered with third-party approved or experimental therapies in our clinical trials, such as darovasertib with crizotinib or IDE397 with PRMT5 inhibitors. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

To date, only three of our product candidates, IDE397, darovasertib, and IDE161 have been tested in clinical trials, and they have been observed to be generally well tolerated, with certain drug-related SAEs and AEs being reported for darovasertib, as monotherapy and in combination with crizotinib, for IDE397, and for IDE161.

If unacceptable side effects arise in the further development of our product candidates, we, the FDA or comparable foreign regulatory authorities (the IRBs) at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance our product candidates or any future product candidates into and through clinical trials, such trials will likely only include a limited number of patients and limited duration of exposure to our product candidates. Some adverse effects of our product candidates may not be uncovered until a significantly larger number of patients are exposed to the product candidate. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of taking our product candidates over a multi-year period.

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
•
we may be required to restrict the use of the product, including implementing a Risk Evaluation and Mitigation Strategy (REMS), or to create a Medication Guide outlining the risks of such side effects for distribution to patients or similar risk management measures;
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

Further, approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applies since May 26, 2022 but there is a tiered system extending the grace period for many in vitro diagnostic medical devices (depending on their risk classification) before they have to be fully compliant with the Regulation. These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related in vitro diagnostic medical devices rules.

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

We may be unable to obtain the benefits associated with orphan drug designation, including the potential for marketing exclusivity.

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

In the EU, the European Commission grants orphan designation on the basis of the EMA’s Committee for Orphan Medicinal Products opinion. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment, of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP.

Although we have received orphan drug designation for darovasertib in UM, there is no guarantee that we will obtain approval or orphan drug exclusivity for the product. Any orphan drug exclusivity that we do obtain may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to provide greater safety, greater effectiveness or a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Although we have received fast track and breakthrough therapy designations for certain of our product candidates, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate.

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

We have also received breakthrough therapy designation for darovasertib for the neoadjuvant treatment of adult patients with primary UM for whom enucleation has been recommended. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA may also be eligible for rolling review and priority review. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. While we have received breakthrough therapy designation for darovasertib for the neoadjuvant treatment of adult patients with primary UM for whom enucleation has been recommended, and may in the future receive breakthrough therapy designations for other product candidates, it may not result in a faster development process, review or approval compared to drugs developed under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. Recent legislative reforms have further increased the FDA’s oversight over the conduct of confirmatory trials.

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

For darovasertib, we are not aware of other companies actively developing clinical-stage therapeutics directed to PKC as a target for solid tumors. Varsity Pharma is preclinically evaluating a PKC inhibitor in CLL, and Aquilon has nominated PKC theta as a target for preclinical development. Additionally, Windtree Therapeutics is advancing a preclinical-stage atypical PKC iota inhibitor, including both topical and oral formulations, for potential treatment of Basal Cell Carcinoma. We are aware of several other companies conducting research and development of potential therapies for primary UM or for mUM based on other targets and approaches. Replimune has initiated a potentially registration-enabling trial for RP-2, an oncolytic immunotherapy. iOnctura has initiated a Phase 2 trial for Roginolisib, an allosteric PI3K delta inhibitor, in 2L+ mUM. Other programs in development for mUM include Novartis’ DYP688, an ADC, with a GNAQ-11 inhibitor payload in a Phase 1/2 clinical trial, and Immatics’ anzu-cel/IMA203, a PRAME-targeting TCR-based, T cell therapy. Aura Biosciences is developing bel-sar, a virus-like drug conjugate (VDC), as local treatment for early-stage choroidal melanoma. Additionally, Immunocore has commercialized Tebentafusp, also known under its branded name as Kimmtrak, for the treatment of adult patients with HLA*A2(+), unresectable or metastatic UM.

For IDE849, our competitors include companies developing DLL3-targeting therapies using various therapeutic modalities, including bispecific T-cell engagers (BiTEs), ADCs, chimeric antigen receptor (T-cell) therapies, and radiopharmaceuticals. Amgen received accelerated approval from the FDA in May 2024 for Tarlatamab (branded name Imdelltra), a DLL3-CD3 BiTE. Zelgen, Boehringer Ingelheim and Daiichi Sankyo are developing drugs with a similar mechanism of action, in Phase 3 or Phase 2 studies. We are aware of several companies developing DLL3 ADCs with Topoisomerase I inhibitor payloads. Zai Lab recently initiated a Phase 3 trial for ZL-1310 in relapsed SCLC and Roche, Zhang Jiang, and Baili are conducting Phase 1 studies. In radiopharmaceuticals, Abdera, Molecular Partners, and Novartis are conducting Phase 1 clinical trials and several other companies are pursuing preclinical development of DLL3-targeting radiotherapies.

For IDE034, we are not aware of any other companies developing bi-specific ADCs targeting both B7H3 and PTK7, however many companies are developing mono-antigen ADCs targeting either B7H3 or PTK7. Merck, Hansoh/GSK, Medilink, and Minghui are evaluating B7H3 ADCs in Phase 3 clinical trials. Several other companies have B7H3 ADCs in earlier phases of clinical development, including BeOne, Duality, Innovent, Mabwell and MacroGenics. Furthermore, Day One, Kelun, Kivu and Lilly are evaluating PTK7 ADCs in Phase 1 studies.

For IDE161, 858 Therapeutics is conducting a Phase 1 clinical trial for its small molecule PARG inhibitor, ETX-19477. Several other companies have more recently initiated Phase 1 studies for PARG inhibitors, including Danatlas, Evopoint, FoRx, and SynRx. Additionally, several companies are conducting preclinical research to develop PARG inhibitors, including Aigen, Alivexis, Azkarra, Nodus Oncology, Satya Pharma Innovations, and QuantX.

For IDE705, Artios Pharma is developing a Pol Theta inhibitor, designated as ART-6043, in a Phase 1/2 study. Several other companies have initiated Phase 1 studies for Pol Theta inhibitors, including Danatlas, Gilead, Moma Therapeutics, Simcere, and SynRx. Additionally, Breakpoint Therapeutics and QuantX have Pol Theta inhibitors in IND-enabling studies.

For IDE397, Servier is evaluating a small molecule MAT2A inhibitor designated as S095035 in a Phase 1/2 trial. Insilico Medicine and BeOne Medicines have also initiated Phase 1 trials for their small molecule MAT2A inhibitors called ISM3412 and BG-89894, respectively. Additionally, Genhouse Bio, Hanmi, ScinnoHub, SK Biopharma and Shouyao have small molecule MAT2A inhibitors in preclinical development.

For IDE892, we are aware of many companies developing PRMT5 inhibitors in both clinical and preclinical stages. Bristol Myers Squibb (BMS) has initiated Phase 2/3 trials for navlimetostat (BMS-986504) in first line MTAP-deleted NSCLC and pancreatic ductal adenocarcinoma. The next most advanced assets include AMG-193 from Amgen, AZD-3470 from AstraZeneca, BGB-58067 from BeOne, and vopimetostat (TNG462) from Tango, which are all in Phase 1/2 studies. At least ten other companies have initiated Phase 1 clinical trials and more than ten companies are advancing preclinical PRMT5 inhibitors.

For IDE574, Pfizer is evaluating a KAT6/7 dual inhibitor in a Phase 1 clinical trial in addition to KAT6A inhibitor prifetrastat (PF-07248144) in a Phase 3 clinical trial. Several other companies are also developing drugs directed to KAT6 only, including Hengrui, Menarini and Olema, which are conducting Phase 1 trials. Additionally, Isosterix, Prelude, Qubit and several others are developing preclinical KAT6 inhibitors.

For IDE275, Vividion is developing a covalent WRN inhibitor designated as VVD-133214 in a Phase 1 trial. Novartis and Nimbus Therapeutics are evaluating non-covalent WRN inhibitors, called HRO-761 and NDI-219216 respectively, in Phase 1 trials. Eikon and MOMA Therapeutics also more recently initiated Phase 1 trials for WRN inhibitors. Additionally, several companies are conducting preclinical research to develop WRN inhibitors, including Genhouse, Insilico, and Puhe, among others.

For our preclinical pipeline of synthetic lethality therapeutics, potential competition includes established companies as well as earlier-stage emerging biotechnology companies. Multiple established companies have been involved with research and development in synthetic lethality, such as AstraZeneca (Lynparza), Pfizer (Talzenna), GSK (Zejula) and Roche. Additionally, several other early-stage companies are developing synthetic lethality therapeutics, including 858 Therapeutics,

Artios, Breakpoint Therapeutics, Eikon, FoRx Therapeutics, Repare Therapeutics, Ryvu Therapeutics, Tango, Vividion, and Xpose.

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

As of December 31, 2025, we had 145 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

While we continue to build out our commercial organization, we currently do not have a sales organization or a fully staffed marketing group. In order to commercialize any product, if approved, in the U.S. and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Under the Servier Licensing Agreement, Servier will be responsible for the commercialization of darovasertib outside of the U.S. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse laws, data privacy and security laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained during clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or waste. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials and pollution insurance to cover us for certain biological or hazardous waste exposure and contamination situations, this insurance may not provide adequate coverage against potential liabilities. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Public health outbreaks, epidemics or pandemics may materially and adversely affect our business and operations.

Actual or threatened public health outbreaks may in the future adversely affect, among other things, our research and development efforts, clinical trial operations, manufacturing and supply chain operations, commercial operations, administrative personnel, third-party service providers, and business partners. A widespread health outbreak could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from a future public health outbreak could materially affect our business and the value of our common stock.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical conflicts and potential changes in global trade policies, including tariffs. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from geopolitical conflicts and potential changes in global trade policies, including tariffs.

U.S. and global markets may experience volatility and disruption due to geopolitical conflicts, such as the ongoing war between Russia and Ukraine and the sanctions and export controls against Russia, Russian banks and certain Russian individuals that followed. These geopolitical conflicts have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and have introduced significant uncertainty into global markets. Such risks and disruptions may negatively impact our supply chain, manufacturing arrangements, preclinical studies, clinical trials and our access to capital markets and ability to finance operations, which could have a materially adverse impact on our results of operations, financial condition and prospects.

Moreover, during the last few years, there have also been significant changes to U.S. and other countries’ trade policies, export control laws, sanctions, legislation, treaties and tariffs. There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Other countries have in the past threatened retaliatory tariffs on certain U.S. products. We cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation. The imposition of additional tariffs or other trade barriers, together with any future downturns in the global economy resulting therefrom, could adversely affect our financial performance. Additionally, it is possible that government policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the United States’ or other countries’ trading relationships or the impact of new laws or regulations adopted by the United States or other countries.

Risks Related to Our Dependence on Third Parties

The commercial success of darovasertib outside the United States will depend largely on the commercialization efforts of Servier, which holds the license for such commercialization. If Servier is unable to perform in accordance with the terms of the Servier License Agreement, our potential to generate future revenue from territories outside the United States would be significantly reduced or delayed and our business could be materially and adversely harmed.

Under the terms of the Servier License Agreement, we have limited ability to influence and control Servier’s commercialization efforts for darovasertib. If Servier does not perform in conformance with the terms and conditions of the Servier License Agreement, the commercialization of darovasertib in territories outside the United States could be adversely impacted. Any legal or equitable remedies that we may obtain in the event of Servier’s breach of the Servier License Agreement may not adequately compensate us for the losses caused by Servier.

If the Servier License Agreement is terminated, we may have the right to assume commercialization efforts for darovasertib in territories outside the United States. Assumption of sole responsibility for commercialization of darovasertib in territories outside the United States will greatly increase our expenditures, which could limit the potential to generate future profit from the commercialization of darovasertib in territories outside the United States, and our business could be materially and adversely affected.

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

We currently do not have the ability to independently conduct preclinical studies that comply with the regulatory requirements known as good laboratory practice (GLP) requirements. We also do not currently have the ability to independently conduct any clinical trials. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the clinical trial patients are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials on our product candidates properly and on time. The third parties with whom we contract for execution of our GLP-compliant preclinical studies and our GCP-compliant clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future, including for any future approved commercial products. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In addition, we currently and may in the future rely on foreign CMOs, CROs and other foreign organizations and companies that conduct manufacturing or research for us. Such foreign entities may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, on December 18, 2025, President Trump signed into law the National Defense Authorization Act of 2026 (NDAA), which includes § 851 often referred to as “the BIOSECURE Act.” Under the BIOSECURE Act, U.S. government agencies cannot (1) buy or obtain biotechnology equipment or services provided by a “biotechnology company of concern” (BCC); (2) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC; or (3) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. Congress has interpreted a BCC as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). The BIOSECURE Act does not bar a U.S. company from all federal contracts or grants simply because it does business with a BCC. The restriction applies only when a federal contract or grant would procure covered biotechnology equipment or services—directly or indirectly—from a designated company. While the BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a BCC under the BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the United States and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

Our patent applications cannot be enforced against third parties practicing the inventions claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the invention as claimed. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators or licensors will be successful in protecting our product candidates and proprietary technologies by obtaining and defending patents. These risks and uncertainties include the following:

•
the United States Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other requirements during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
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

Patents have a limited term. In most countries, including the United States, the expiration of a patent is generally 20 years after its first effective non-provisional filing date. However, depending upon the timing, duration and specifics of FDA marketing approval of any of our current or future product candidates, one or more of any U.S. patents we may be issued or have licensed may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process to maintain patent applications and issued patents. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or applications and any patent rights we may obtain in the future. While an unintentional lapse of a patent or patent application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the U.S. Department of Government Efficiency or other executive actions to reduce the size of the U.S. government. If we fail to maintain the patents and patent applications covering our products or services, we may not be able to stop a competitor from marketing products or services that are the same as or similar to our products or services, which would have a material adverse effect on our business, financial condition and results of operations. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses granted to us by others, and the patent protection, prosecution and enforcement for some of our product candidates may be dependent on our licensors.

We currently are reliant upon licenses of certain intellectual property rights and proprietary technology from third parties that are important or necessary to the development of our proprietary technology, including technology related to our product candidates. For example, we rely on our option and license agreement with CRT for certain rights to IDE161, our exclusive license agreement with Hengrui for the rights to IDE849, and our option and license agreement with Biocytogen for certain rights to IDE034. These licenses, and other licenses we have entered into and may enter into in the future, may not provide adequate rights to use such intellectual property rights and proprietary technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize technology and product candidates in the future. Licenses to additional third-party proprietary technology or intellectual property rights that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our proprietary technology or product candidates or to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may not be able to develop and commercialize technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses, which could harm our business, financial condition, results of operations and prospects significantly. Third-party patents may exist which might be enforced against our current or future product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

We are party to various agreements that we depend on to operate our business, including intellectual property rights relating to products in-licensed from third parties, such as, for example, our agreement with Novartis for darovasertib. Our rights to use currently licensed intellectual property, or intellectual property to be licensed in the future, are or will be subject to the continuation of and our compliance with the terms of these agreements. These agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations which could lead to disputes, including but not limited to those regarding:

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

Additionally, patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. As a result, we may be unaware of third-party patents that may be infringed by commercialization of our product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or proprietary technology. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of our product candidates.

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

Although no third-party has asserted a claim of patent infringement against us as of December 31, 2025, others may hold proprietary rights that could prevent our product candidates or any future product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or proprietary technologies could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe or attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, and require us to obtain a license to manufacture or market darovasertib, IDE397, our other product candidates or any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be time-consuming and a substantial diversion of management and employee resources from our business. Even if we believe such claims are without merit, we cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or proprietary technologies to avoid infringement, if necessary, or on a cost-effective basis. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing darovasertib, our other product candidates or any future product candidates, until the asserted patent expires or is held finally invalid or not infringed in a court of law. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity or the disclosure of confidential information, and the perceived value of our product candidates or intellectual property could be diminished correspondingly.

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

In addition to patent protection, we also rely on other intellectual property rights, including protection of copyright, trade secrets, know-how, technology and/or other proprietary information that is not patentable or that we elect not to patent. Trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants, advisors and appropriate third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes and we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property rights. Although we generally require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. We may also need to share our proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad.

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

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the ACA) was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Moreover, on August 16, 2022, the IRA was signed into law, which among other things, includes prescription drug provisions that have significant implications for the pharmaceutical industry and beneficiaries, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation (first due in 2023), and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even if such initiatives are modified, delayed, or challenged, the uncertainty surrounding these policy proposals may impair our ability to forecast revenues, plan commercial launch activities, negotiate favorable contracts with payors, or make investment decisions regarding manufacturing scale-up and commercialization infrastructure.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some U.S. states have enacted legislation creating so-called prescription drug affordability boards, and to date one state has used its prescription drug affordability board to impose an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA), amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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
•
the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;
•
the Federal Food Drug or Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid (the Children’s Health Insurance Program), with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical patients, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, in Europe, the European Union General Data Protection Regulation (GDPR) went into effect in May 2018, implementing more stringent requirements in relation to our use of personal data. The GDPR applies to any company established in the European Economic Area (EEA), as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJE) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, (the DPF), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

In addition, we use artificial intelligence, including machine learning, and automated decision-making technologies (collectively, AI Technologies) in our business. We have adopted an AI Acceptable Use Policy, however, if the models underlying the AI Technologies we use are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•
results from, and any delays in our current clinical trials or any other future clinical development programs, including public misperception of the results of our clinical trials;

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
•
announcements relating to, or results from, our collaborations;
•
announcements related to our Biocytogen Option and License Agreement, Hengrui Pharma License Agreement, or Servier License Agreement;
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
•
market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by a health outbreak, as well as adverse geopolitical and macroeconomic developments, instability in the global banking system, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation; and
•
general economic and geo-political conditions in the United States and abroad.

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

Prior to our initial public offering in May 2019 there was no public market for shares of our common stock. Our stock currently trades on the Nasdaq Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2025, we had outstanding a total of 87.8 million shares of common stock. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of December 31, 2025, approximately 19.0 million shares of common stock that are either subject to pre-funded warrants, outstanding options, or reserved for future issuance under our existing equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The risk of a security breach or disruption or data loss, particularly through cyberattacks or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Emerging and evolving cybersecurity threats pose unique challenges and involve sophisticated threat actors. In addition, the pervasive use of mobile devices that access Confidential Information increases the risk of data security breaches, which could lead to the loss of Confidential Information, including both our own and that of third parties. As a result of the continuing hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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

On September 16, 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is typically entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. In addition, the U.S. Congress may pass additional patent reform legislation that is unfavorable to us. However, there remains many subsisting issued patents and some pending patent applications in the United States that were filed prior to its enactment and are therefore subject to the pre-Leahy-Smith Act U.S. patent laws and that may have relevance to our freedom-to-operate or ability to obtain patent issuances.

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

Further, on June 1, 2023, the European Union Patent Package (EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. Our European patent applications, if issued, could be UPC, which has become a common forum for challenging patents in the pharmaceutical space.

During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We have opted out of the UPC for some patents, and may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patent applications and patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including D&O insurance, on acceptable terms.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, our independent registered public accounting firm is required to issue an opinion on the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, we will also have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense as well. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

In order to provide the reports required by these rules, we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our audited financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on CROs and CMOs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business.

If we are unable to maintain effective internal controls, our business, financial position, results of operations and prospects could be adversely affected.

As a public company, we are subject to reporting and other obligations under the Exchange Act, including Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its stock ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income may be limited. As a result of such ownership changes, our ability to utilize certain NOLs and other tax attributes may be permanently limited if such attributes will expire unused. We have experienced ownership changes in the past, and we may experience ownership changes in the future due to subsequent shifts in our stock ownership (some of which may be outside our control). As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes to offset future taxable income.

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

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF v1.1, update to v2.0 planned). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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
•
periodic and role-based cybersecurity awareness training of our employees, including incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, including escalation to senior management for evaluation of potential materiality and related disclosure obligations; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors who have access to our critical systems and information.

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

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program. The Committee is composed of members of our board of directors with diverse expertise, including risk management, public accounting, biotechnology, chief executive officer roles, and multiple public company directorships, which has prepared them to oversee our cybersecurity risks.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to our full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Accounting Officer, Chief Legal Officer, internal security staff and external experts as part of the board of directors’ continuing education on topics that impact public companies.

Andres Ruiz Briseno, our Chief Accounting Officer and Douglas Snyder, our Chief Legal Officer, are primarily responsible for assessing and managing our material risks from cybersecurity threats. Day-to-day operational cybersecurity activities are executed by internal security personnel and external specialists under management oversight. Mr. Briseno and Mr. Snyder have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Mr. Briseno has served in a number of significant leadership roles at our company since 2016, including oversight of investor relations, business operations and corporate developments, and was appointed as SVP, Head of Finance and Investor Relations in 2023, and Chief Accounting Officer in 2025. Mr. Snyder has served in a number of significant leadership roles in various companies in the healthcare industry, and provided oversight to legal and compliance teams with his broad legal background. Prior to joining our company, Mr. Snyder served in senior leadership and operations roles across the healthcare field, including biotechnology, pharmaceuticals and the FDA. Further, our management team’s experience includes monitoring the cybersecurity landscape for new risks and best practices, developing and executing cybersecurity strategies, overseeing related governance policies, testing compliance with applicable technical standards, remediating known risks and leading employee training programs.

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

Stockholders

As of February 13, 2026, we had 8 record holders of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

We are a precision medicine oncology company committed to the discovery, development and commercialization of transformative therapies for cancer. Our approach integrates expertise in small-molecule drug discovery, structural biology and bioinformatics with robust internal capabilities in identifying and validating translational biomarkers to develop tailored, potentially first-in-class targeted therapies aligned to the genetic drivers of disease. We have built a deep pipeline of product candidates focused on synthetic lethality and antibody-drug conjugates (ADCs), for molecularly defined solid tumor indications. Our clinical development strategy is to evaluate our product candidates in rational combinations, where appropriate, and earlier in the course of disease in the adjuvant and neoadjuvant settings, which we believe has the potential to maximize their impact. Our mission is to bring forth the next wave of precision oncology therapies that are more selective, more effective, and deeply personalized with the goal of altering the course of disease and improving clinical outcomes for patients with cancer.

Our current clinical pipeline consists of nine potential first-in-class product candidates across four clinical focus areas, as described below.

Darovasertib for Uveal Melanoma

Darovasertib is an oral, potent and selective small molecule inhibitor of protein kinase C (PKC) and our most advanced clinical program. We are developing darovasertib for uveal melanoma (UM), a rare, aggressive form of ocular cancer in both the metastatic and pre-metastatic settings of UM, as described below.

•
Metastatic UM (mUM). We are evaluating darovasertib in combination with crizotinib, Pfizer’s oral c-MET inhibitor, in a potentially registration-enabling, Phase 2/3 trial (OptimUM-02) for human leukocyte antigen-A*02:01 negative (HLA*A2(-)), patients with first line (1L) mUM. We expect to report topline data, including progression free survival (PFS) data, from this trial in the first quarter of 2026. The data from OptimUM-02 may enable an accelerated approval filing in the United States. In December 2025, we completed full enrollment of 437 patients in OptimUM-02, and plan to submit overall survival (OS) data from these patients, when available, to support a full approval filing in this indication.

We are also evaluating the combination of darovasertib and crizotinib in HLA*A2:01 positive (HLA*A2(+)), mUM patients in our ongoing, single-arm Phase 2 OptimUM-01 trial. We expect to complete enrollment of approximately 100 patients in this trial by the second quarter of 2026 with data used to support a potential future submission to the FDA to expand the labeled use for darovasertib and/or a national comprehensive cancer network (NCCN) compendia listing to enable use of the combination in these patients.

•
Neoadjuvant UM. We are also evaluating darovasertib as a monotherapy in the neoadjuvant setting of primary UM, where the goal of treatment is to prevent enucleation (surgical eye removal), preserve vision prior to and post-plaque brachytherapy and potentially delay or prevent progression to metastatic disease. In 2025, we initiated a randomized Phase 3 trial of darovasertib in the neoadjuvant setting (OptimUM-10), which will enroll approximately 450 patients across two cohorts of plaque brachytherapy-eligible (PB) and enucleation-eligible (EN) patients. We plan to complete enrollment in this trial by the first half of 2027.

•
Adjuvant UM. We plan to initiate a global Phase 3 combination trial (OptimUM-11) of darovasertib and crizotinib in the adjuvant setting of primary UM in the first half of 2026. The trial is expected to enroll approximately 450 patients with high to medium-high risk of metastasis, randomized 1:1 to the combination of darovasertib and crizotinib or placebo. The primary endpoint of this trial is relapse-free survival (RFS).

In August 2025, we entered into an exclusive license agreement with Les Laboratoires Servier (Servier), for the development and commercialization of darovasertib outside of the United States. We received an upfront payment of $210.0 million and are eligible to receive up to $320.0 million in milestone payments, clinical trial cost sharing and clinical trial cost reimbursement, as well as double-digit royalties on net sales in all territories outside of the United States.

Antibody-Drug Conjugates (ADC) / DNA Damage Response (DDR) Combinations

•
IDE849 is a potential first-in-class, DLL3 TOP1 ADC being evaluated by our partner, Hengrui Pharma, in a multi-site, open label Phase 1 clinical trial in China in patients with small-cell lung cancer (SCLC) and neuroendocrine carcinomas (NEC). We are currently conducting a global Phase 1 trial of IDE849 in SCLC, with the goal of initiating a monotherapy registrational trial in the second line/refractory setting (2L+) of SCLC and/or NEC by the end of 2026.

•
IDE034 is a potential first-in-class, B7H3/PTK7 bispecific TOP1 ADC. We received investigational new drug (IND) clearance from the FDA in the fourth quarter of 2025 and expect to achieve first-patient-in (FPI) in our Phase 1 dose escalation trial in the first quarter of 2026. Dosing of the first patient with IDE034 will trigger a $5.0 million milestone payment to Biocytogen, pursuant to our Option and License Agreement.

•
IDE161 is a potential first-in-class, oral small molecule poly (ADP-ribose) glycohydrolase (PARG) inhibitor in a Phase 1 dose optimization trial to inform future combination studies with IDE849 and other TOP1-based ADCs where PARG inhibition may synergize with the payload to deepen responses. We plan to initiate a Phase 1 clinical combination trial of IDE161 with IDE849 in SCLC, NEC, and potentially other DLL3-overexpressing solid tumors in the second quarter of 2026. We may also evaluate clinical combinations of IDE161 with IDE034 (B7H3/PTK7) and potentially other TOP1 ADCs in collaboration with third parties.

•
IDE705 is a potential first-in-class, oral small molecule inhibitor of the helicase domain of Pol Theta that had been in a Phase 1 combination trial with niraparib, GSK’s small molecule inhibitor of PARP, in patients with BRCA+ or other HRD-positive tumors. In December 2025, GSK notified us of its intention to terminate the Agreement, which will be effective March 9, 2026. We plan to begin preclinical studies evaluating the potential of IDE705 to enhance the efficacy of TOP1 ADCs in solid tumors, as we are doing with IDE161, within our focus area of ADC/DDR combinations.

MTAP Pathway

•
IDE397 is a potential first-in-class, oral small molecule inhibitor of methionine adenosyltransferase 2a (MAT2A), which we are developing for patients with solid tumors with methylthioadenosine phosphorylase (MTAP) gene deletion. We are conducting a Phase 1/2 clinical trial pursuant to a Clinical Study Collaboration and Supply Agreement (CSCSA) with Gilead to evaluate IDE397 in combination with Trodelvy (sacituzumab govitecan-hziy), Gilead’s Trop-2 directed TOP1 ADC, in patients with MTAP-deletion urothelial cancer (UC), and non-small cell lung cancer (NSCLC). We are targeting to provide the next clinical data update from the combination trial in UC at a medical conference in 2026.

•
IDE892 is a potential first-in-class, oral small molecule MTA-cooperative inhibitor of PRMT5 being developed for patients with MTAP-deleted lung cancer and other high priority MTAP-deleted solid tumor indications. We expect to begin conducting a Phase 1 dose escalation trial with IDE892 monotherapy in the first quarter of 2026 with the goal of advancing into combination trials with IDE397 in MTAP-deleted NSCLC in the second quarter of 2026.

Next Generation Therapies

•
IDE574 is a potential first-in-class, oral small molecule equipotent dual inhibitor of the lysine acetyltransferase (KAT) 6 and 7, both of which have been shown to support cancer cell survival. In January 2026, we received IND clearance from the FDA and are targeting to begin a Phase 1 dose escalation trial in patients with breast, lung, prostate and colorectal cancers in the first quarter of 2026.

•
IDE275 is a potential first-in-class, oral small molecule inhibitor of the helicase domain of the Werner protein (WRN), a RecQ enzyme involved in the maintenance of genome integrity. In December 2025, GSK notified us of its intention to terminate the Agreement, which will be effective March 9, 2026. Once complete, we intend to continue the dose expansion phase of the Phase 1 trial to inform the next phase of clinical development.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK and Servier. As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $1.05 billion, consisting primarily of money market funds, U.S. government securities, commercial paper and corporate bonds.

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

Our net losses were $113.7 million and $274.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $736.5 million.

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

As of December 31, 2025, we had cash, cash equivalents and short-term and long-term marketable securities of approximately $1.05 billion.

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Annual Report on Form 10-K filed on February 17, 2026.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the Servier License Agreement for the year ended December 31, 2025 and the GSK Collaboration Agreement for the year ended December 31, 2024, including amounts that are recognized related to previously received upfront payments, development and regulatory milestone payments and amounts due and payable to us for research and development services.

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract asset or contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met. Contract assets are recorded when revenue has been recognized for services performed that are not yet billable to a customer.

In August 2025, we entered into the Servier License Agreement for development and commercial rights to darovasertib in all countries worldwide except for the United States. We recognized revenue related to the development and commercialization (D&C) license performance obligation at a point in time upon execution of the contract. We recognize revenue related to amounts allocated to research and development services over time, as the underlying services are performed over the period through the completion of program development activities. The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets, and contract liabilities on the balance sheets. We will also recognize revenue from regulatory milestones as they are achieved. Future net product sales may also result in royalty payments.

We have recognized revenue from our GSK Collaboration Agreement during the year ended December 31, 2024 and in prior years, related to both development and regulatory milestones as they were achieved and the performance obligations associated with the Agreement were completed. We completed all performance obligations under the GSK Collaboration Agreement as of December 31, 2023 for the Pol Theta and WRN programs. In December 2025, GSK notified us of its intention to terminate the Collaboration, Option and License Agreement, dated June 15, 2020, which will be effective 90 days following the date of GSK’s notice, or March 9, 2026.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397, IDE849, IDE161, IDE275, IDE705, IDE892, IDE034, and IDE574 and consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

We have entered into various agreements with CMOs and CROs. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on our balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

	Year Ended December 31,
	2025	2024
External clinical development expenses (1):
Darovasertib	$98,071	$55,335
IDE397	14,662	16,629
IDE161	7,598	9,743
IDE849	11,457	75,000
Personnel related and stock-based compensation	67,192	54,543
Other research and development expenses(2)	115,724	83,423
Total research and development expenses	$314,704	$294,673

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

We anticipate that our general and administrative expenses will increase, as a result of increased personnel costs, including salaries, benefits and stock-based compensation expense, patent costs for our product candidates, expanded infrastructure and higher consulting, legal and accounting services associated with maintaining compliance with our Nasdaq stock exchange listing and requirements of the SEC, investor relations costs and director and officer insurance policy premiums associated with being a public company.

Other Income

Interest Income and Other Income, Net

Interest income and other income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 18, 2025.

Comparison of the Years Ended December 31, 2025 and December 31, 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change
Revenue
Collaboration revenue	$218,710	$7,000	$211,710	3,024%
Operating expenses
Research and development	314,704	294,673	20,031	7%
General and administrative	63,319	39,302	24,017	61%
Total operating expenses	378,023	333,975	44,048	13%
Loss from operations	(159,313)	(326,975)	167,662	51%
Other income
Interest income and other income, net	45,615	52,498	(6,883)	(13%)
Net loss	$(113,698)	$(274,477)	$160,779	59%

Collaboration Revenue

Collaboration revenue increased by $211.7 million, or 3,024%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was related to collaboration revenue recognized in connection with the Servier License Agreement.

During the year ended December 31, 2025, in connection with the Servier License Agreement, we recognized revenue related to the D&C license performance obligation at a point in time upon execution of the contract. We also recognized revenue related to amounts allocated to the two research and development service milestones over time, as the underlying services are performed over the period through the completion of program development activities.

Pursuant to the GSK Collaboration Agreement, in October 2024, we earned a $7.0 million milestone payment for the IND clearance of IDE275 (GSK 959), a potential first-in-class WRN inhibitor.

Research and Development Expenses

Research and development expenses increased by $20.0 million, or 7%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in research and development expenses was primarily due to increases of $74.1 million in fees paid to CROs, CMOs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies, $12.7 million in personnel-related expenses, including salaries, benefits and stock-based compensation, to support our growth, and $8.2 million in costs for laboratory supplies, facilities and information technology costs to support our research and development programs. These increases were offset by the $75.0 million upfront payment under the Hengrui Pharma License Agreement for IDE849 in December 2024.

General and Administrative Expenses

General and administrative expenses increased by $24.0 million, or 61%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in general and administrative expenses was primarily due to increases of $11.3 million in personnel-related expenses, including salaries, benefits and stock-based compensation and $12.7 million in consulting and legal services related to company growth.

Interest Income and Other Income, Net

Interest income decreased by $6.9 million, or 13%, during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to lower interest rates.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK and Servier. As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $1.05 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

Prospectus Supplement - At-the-Market Facility

On June 26, 2023, we filed a Registration Statement on Form S-3 (File No. 333- 272936) under the Securities Act as an automatic shelf registration statement as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. On June 26, 2023, we also entered into an Open Market Sales Agreement (the June 2023 Sales Agreement) with Jefferies LLC (Jefferies) relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent.

From January 1, 2024 through January 17, 2024, pursuant to the June 2023 Sales Agreement, we sold an aggregate of 6,115,516 shares of our common stock for aggregate net proceeds of $215.9 million at a weighted average sales price of approximately $36.39 per share under the at-the-market offering pursuant to the June 2023 Sales Agreement with Jefferies as sales agent.

On January 19, 2024, we entered into a new Open Market Sales Agreement (the January 2024 Sales Agreement) with Jefferies, relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the year ended December 31, 2024, pursuant to the January 2024 Sales Agreement, we sold an aggregate of 4,066,866 shares of our common stock for aggregate net proceeds of $164.0 million at a weighted average sales price of approximately $41.28 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

During the year ended December 31, 2025, we sold an aggregate of 984,000 shares of our common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of December 31, 2025, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

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

Material Cash Requirements

We have primarily incurred net losses since our inception. For the years ended December 31, 2025 and 2024, we had net losses of $113.7 million and $274.5 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2025, we had an accumulated deficit of $736.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Annual Report on Form 10-K.

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

For more information, see Note 5. Operating Leases, Note 6. Commitments and Contingencies, Note 7. Income Taxes and Note 10. Significant Agreements, each in the financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(71,098)	$(247,584)
Investing activities	69,976	(502,559)
Financing activities	29,779	677,551
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,657	$(72,592)

Cash Flows from Operating Activities

Net cash used in operating activities was $71.1 million for the year ended December 31, 2025. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $113.7 million, adjusted for net non-cash charges of $40.7 million and changes in net operating assets and liabilities of $1.9 million. Our non-cash charges consisted of $46.1 million in stock-based compensation, $2.7 million in depreciation and $1.9 million of the amortization of right of use assets, partially offset by $10.0 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of cash inflows resulting from a $2.6 million increase in lease liabilities, $2.7 million increase in accounts payable and $10.4 million increase in accrued and other liabilities due to fees paid to CROs, CMOs and consultants in support of research and manufacturing activities, partially offset by cash outflows resulting from a $7.8 million increase in prepaid and other assets and $6.0 million increase in contract assets related to the Servier License Agreement.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $70.0 million for the year ended December 31, 2025, which consisted primarily of $680.2 million provided by maturities of marketable securities, offset by $607.9 billion used to purchase marketable securities and $2.4 million used to purchase property and equipment.

Net cash used in investing activities was $502.6 million for the year ended December 31, 2024, which consisted primarily of $1.2 billion used to purchase marketable securities and $3.9 million used to purchase property and equipment, partially offset by $692.6 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $29.8 million for the year ended December 31, 2025, which consisted primarily of $24.9 million of proceeds from ATM offering, $3.4 million of proceeds from exercise of common stock options and $1.5 million of proceeds from ESPP purchases.

Net cash provided by financing activities was $677.6 million for the year ended December 31, 2024, which consisted primarily of $274.4 million of net proceeds from our follow-on offering, $9.4 million of proceeds from issuance of pre-funded warrants, $379.9 million of proceeds from ATM offering, $12.5 million of proceeds from exercise of common stock options and $1.4 million of proceeds from ESPP purchases.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

For more detail on our critical accounting policies, refer to Note 2 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to the financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements that are applicable to our business and may potentially have an impact on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $1.05 billion, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2025, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Adoption Date	Termination Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
				Rule 10b5-1*	Non-Rule 10b5‑1**
Yujiro S. Hata President and Chief Executive Officer	Adopt & Terminate	November 12, 2025	December 11, 2025	X		330,316	August 10, 2026
Andres Ruiz Briseno Chief Accounting Officer	Adopt	December 19, 2025		X		28,150	December 15, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c) ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted insider trading policies and procedures applicable to our directors, officers and employees, that we believe are reasonably designed to promote compliance with insider trading laws and regulations and the Nasdaq stock exchange listing standards. A copy of our policy is included with this Annual Report on Form 10-K as Exhibit 19.1.

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after December 31, 2025 (the Proxy Statement) and is incorporated in this Annual Report on Form 10-K by reference.

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

(3)
EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

(a) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.				X

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

10.1†	License Agreement by and between IDEAYA Biosciences, Inc. and Novartis International Pharmaceutical, Inc. dated as of September 19, 2018.	S-1	4/26/2019	10.1

10.2(a)†	Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 28, 2017.	S-1	4/26/2019	10.2(a)

10.2(b)	Amendment #1 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of April 24, 2019.	S-1	4/26/2019	10.2(b)

10.2(c)	Amendment #2 to Evaluation, Option and License Agreement by and among IDEAYA Biosciences, Inc., Cancer Research Technology Ltd. and University of Manchester dated as of March 3, 2020.	10-K	3/24/2020	10.2(c)

10.3(a)#	2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Incentive Award Plan.	S-1/A	5/13/2019	10.5(d)

10.4#	Employee Stock Purchase Plan.	S-1/A	5/13/2019	10.6

10.5(a)#	2015 Equity Incentive Plan, as amended.	S-1	4/26/2019	10.4(a)

10.5(b)#	Form of Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(b)

10.5(c)#	Form of Early Exercise Stock Option Agreement under the 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(c)

10.5(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2015 Equity Incentive Plan.	S-1	4/26/2019	10.4(d)
10.6(a)#	2023 Employment Inducement Award Plan.	S-8	3/7/2023	99.3(a)

10.6(b)#	Amendment to the 2023 Employment Inducement Award Plan.	S-8	8/6/2024	99.1(c)

10.6(c)#	Second Amendment to the 2023 Employment Inducement Award Plan.	10-Q	8/5/2025	10.3

10.6(d)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2023 Employment Inducement Award Plan.	S-8	3/7/2023	99.3(b)

10.7#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Yujiro Hata.	S-1/A	5/13/2019	10.7(b)

10.8#	Amended and Restated Employment Agreement by and between IDEAYA Biosciences, Inc. and Michael White.	10-Q	11/15/2021	10.2

10.9#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Darrin Beaupre.	10-K	3/7/2023	10.10

10.10#†	Employment Agreement by and between IDEAYA Biosciences, Inc. and Douglas Snyder.	10-Q	11/4/2024	10.2

10.11#†	Employment Agreement by and between IDEAYA Biosciences, Inc. and Stu Dorman.	10-K	2/18/2025	10.12

10.12#†	Employment Agreement by and between IDEAYA Biosciences, Inc. and Andres Ruiz Briseno.	10-Q	5/6/2025	10.2

10.13#†	Employment Agreement Addendum by and between IDEAYA Biosciences, Inc. and Douglas Snyder.	10-Q	5/6/2025	10.3

10.14#†	Employment Agreement by and between IDEAYA Biosciences, Inc. and Joshua Bleharski, Ph.D.	10-Q	8/5/2025	10.2

10.15#	Non-Employee Director Compensation Program.				X

10.16	Form of Indemnification Agreement for Directors and Officers.	S-1/A	5/13/2019	10.14

10.17	Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of August 26, 2016.	S-1	4/26/2019	10.15

10.18	Letter Agreement Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of January 27, 2017.	S-1	4/26/2019	10.16

10.19	First Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of May 31, 2018.	S-1	4/26/2019	10.17

10.20	Second Amendment to Lease Agreement by and between IDEAYA Biosciences, Inc. and ARE-SAN FRANCISCO NO. 17, LLC dated as of September 30, 2019.	10-Q	11/13/2019	10.11

10.21(a)†	Option and License Agreement by and between IDEAYA Biosciences, Inc. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd., dated as of July 30, 2024.	10-Q	11/4/2024	10.1

10.21(b)†	First Amendment to Option and License Agreement by and between IDEAYA Biosciences, Inc. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd., dated as of December 12, 2024.	10-K	2/18/2025	10.19(b)

10.22(a)†	Clinical Trial Collaboration and Supply Agreement by and between IDEAYA Biosciences, Inc. and Pfizer Inc. dated as of March 11, 2020.	10-Q	5/12/2020	10.4

10.22(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of September 23, 2020.	10-Q	11/12/2020	10.1

10.22(c)†	Amendment No. 2 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of April 8, 2021.	10-Q	5/10/2021	10.1

10.22(d)†	Amendment No. 3 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of August 9, 2021.	10-Q	11/15/2021	10.1

10.22(e)†	Amendment No. 4 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of May 12, 2023.	10-Q	8/10/2023	10.1

10.22(f)†	Amendment No. 5 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of December 16, 2024	10-K	2/18/2025	10.20(f)

10.23(a)†	Collaboration, Option and License Agreement by and between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of June 15, 2020.	10-Q	8/12/2020	10.3

10.23(b)	Amendment No. 1 to Collaboration, Option and License Agreement by and between GlaxoSmithKline Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of October 23, 2020.	10-K	3/18/2022	10.18
10.23(c)†	Amendment No. 2. to Collaboration, Option and License Agreement by and between GlaxoSmithKline	10-Q	5/10/2022	10.3

	Intellectual Property (No. 4) Limited and IDEAYA Biosciences, Inc. dated as of January 31, 2022.

10.24(a)†	Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of March 9, 2022.	10-Q	5/10/2022	10.1

10.24(b)†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement by and between Pfizer Inc. and IDEAYA Biosciences, Inc. dated as of May 10, 2023	10-Q	8/10/2023	10.2

10.25†	Clinical Study Collaboration and Supply Agreement by and between Gilead Sciences, Inc. and IDEAYA Biosciences, Inc. dated as of November 29, 2023	10-K	2/20/2024	10.23

10.26(a)	Lease Agreement by and between DW LSP 5000 Shoreline, LLC and IDEAYA Biosciences, Inc. dated as of June 1, 2023.	10-Q	8/10/2023	10.3

10.26(b)†	First Amendment to Lease Agreement by and between DW LSP 5000 Shoreline, LLC and IDEAYA Biosciences, Inc. dated as of May 10, 2024.	10-K	2/18/2025	10.25(b)

10.27	Office Lease Agreement by and between AAT TORREY 13-14, LLC and IDEAYA Biosciences, Inc. dated as of November 14, 2023	10-K	2/20/2024	10.25

10.28†	Option and License Agreement by and between IDEAYA Biosciences, Inc. and Jiangsu Hengrui Pharmaceuticals Co., Ltd., dated as of December 27, 2024.	10-K	2/18/2025	10.27

10.29†	Clinical Trial Collaboration and Supply Agreement by and between IDEAYA Biosciences, Inc. and MSD International Business GmbH, dated as of March 8, 2024	10-Q	5/7/2024	10.1

10.30	Open Market Sales Agreement by and between IDEAYA Biosciences, Inc. and Jefferies LLC, dated as of January 19, 2024.	8-K	1/19/2024	10.1

10.31	Clinical Study Collaboration and Supply Agreement by and between IDEAYA Biosciences, Inc. and Gilead Sciences, Inc. dated February 12, 2025.	10-Q	5/6/2025	10.4

10.32	License Agreement by and between IDEAYA Biosciences, Inc and Les Laboratoires Servier, dated August 29, 2025.	10-Q	11/4/2025	10.1

19.1†	Insider Trading Compliance Policy.	10-Q	5/6/2025	19.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities				X

Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/20/2024	97

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded with the Inline XBRL document).				X

† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

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

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEAYA Biosciences, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of IDEAYA Biosciences, Inc. (the "Company") as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Collaboration Revenue Recognition – Certain Servier Performance Obligation

As described in Notes 10 and 11 to the financial statements, in August 2025, the Company entered into an exclusive license agreement with Les Laboratoires Servier (Servier) pursuant to which the Company granted to Servier an exclusive license under certain intellectual property rights controlled by the Company relating to darovasertib to develop and commercialize products. The Company identified performance obligations associated with the license agreement related to a development and commercialization license for regulatory and commercial rights to darovasertib outside the United States and two research and development services for the development of the darovasertib program. The Company recognized revenue related to the development and commercialization license performance obligation at a point in time upon execution of the contract and recognizes revenue related to the research and development services over time as the underlying services are performed over the period through the completion of program development activities. The Company recognized $218.7 million in collaboration revenue during the year ended December 31, 2025, of which a majority related to a certain performance obligation.

The principal considerations for our determination that performing procedures relating to collaboration revenue recognition - certain Servier performance obligation is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s accounting for the collaboration revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the collaboration revenue recognition process. These procedures also included, among others (i) obtaining and evaluating the license agreement; (ii) evaluating management’s assessment of the accounting treatment relating to the development and commercialization license performance obligation under the license agreement; (iii) recalculating the allocation of the transaction price to the development and commercialization license performance obligation and the collaboration revenue recognized; and (iv) evaluating the sufficiency of the disclosures in the financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 17, 2026

We have served as the Company’s auditor since 2017.

IDEAYA Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$112,825	$84,378
Short-term marketable securities	526,563	591,941
Prepaid expenses and other current assets	21,366	13,394
Contract assets	5,973	—
Total current assets	666,727	689,713
Restricted cash	1,015	805
Long-term marketable securities	410,297	405,832
Property and equipment, net	8,217	8,966
Right-of-use assets	23,068	18,775
Total assets	$1,109,324	$1,124,091
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,584	$15,421
Accrued liabilities	40,892	30,352
Operating lease liabilities, current	339	298
Total current liabilities	58,815	46,071
Long-term operating lease liabilities	27,575	18,873
Total liabilities	86,390	64,944
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 87,796,561 and 86,503,509 shares issued and outstanding as of December 31, 2025 and December 31, 2024	9	9
Additional paid-in capital	1,757,197	1,681,167
Accumulated other comprehensive income	2,267	812
Accumulated deficit	(736,539)	(622,841)
Total stockholders’ equity	1,022,934	1,059,147
Total liabilities and stockholders’ equity	$1,109,324	$1,124,091

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$218,710	$7,000	$23,385
Total revenue	218,710	7,000	23,385
Operating expenses
Research and development	314,704	294,673	129,508
General and administrative	63,319	39,302	28,306
Total operating expenses	378,023	333,975	157,814
Loss from operations	(159,313)	(326,975)	(134,429)
Other income
Interest income and other income, net	45,615	52,498	21,468
Net loss	(113,698)	(274,477)	(112,961)
Unrealized gains on marketable securities	1,455	250	3,433
Comprehensive loss	$(112,243)	$(274,227)	$(109,528)
Net loss per common share, basic and diluted	$(1.28)	$(3.36)	$(1.96)
Weighted-average number of common shares outstanding used in computing net loss per share, basic and diluted	88,485,238	81,678,069	57,519,929

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	48,193,179	$5	$587,724	$(2,871)	$(235,403)	$349,455
Issuance of common stock upon follow-on public offering, net of issuance costs	14,655,993	2	281,120	—	—	281,122
Issuance of pre-funded warrants for the purchase of common stock	—	—	42,182	—	—	42,182
Issuance of common stock related to at-the-market offering program, net of issuance costs	1,188,705	—	28,598	—	—	28,598
Issuance of common stock upon exercise of stock options	931,012	—	9,559	—	—	9,559
Employee stock purchase plan (ESPP) purchase	70,480	—	1,213	—	—	1,213
Stock-based compensation	—	—	18,489	—	—	18,489
Other comprehensive income	—	—	—	3,433	—	3,433
Net loss	—	—	—	—	(112,961)	(112,961)
Balances as of December 31, 2023	65,039,369	7	968,885	562	(348,364)	621,090
Issuance of common stock upon follow-on public offering, net of issuance costs	8,355,714	1	274,349			274,350
Issuance of pre-funded warrants for the purchase of common stock	—	—	9,400	—	—	9,400
Exercise of pre-funded warrants	1,749,993	—	—	—	—	—
Issuance of common stock related to at-the-market offering program, net of issuance costs	10,182,382	1	379,865	—	—	379,866
Issuance of common stock upon exercise of stock options	1,118,695	—	12,483	—	—	12,483
Employee stock purchase plan (ESPP) purchase	57,356	—	1,439	—	—	1,439
Stock-based compensation	—	—	34,746	—	—	34,746
Other comprehensive income	—	—	—	250	—	250
Net loss	—	—	—	—	(274,477)	(274,477)
Balances as of December 31, 2024	86,503,509	9	1,681,167	812	(622,841)	1,059,147
Issuance of common stock related to at-the-market offering program	984,000	—	24,859	—	—	24,859
Issuance of common stock upon exercise of stock options	220,765	—	3,563	—	—	3,563
Employee stock purchase plan (ESPP) purchase	88,287	—	1,493	—	—	1,493
Stock-based compensation	—	—	46,115	—	—	46,115
Other comprehensive income	—	—	—	1,455	—	1,455
Net loss	—	—	—	—	(113,698)	(113,698)
Balances as of December 31, 2025	87,796,561	$9	$1,757,197	$2,267	$(736,539)	$1,022,934

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(113,698)	$(274,477)	$(112,961)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,700	2,387	2,476
Net amortization (accretion) of premiums (discounts) on marketable securities	(9,976)	(23,233)	(11,553)
Stock-based compensation	46,115	34,746	18,489
Amortization of right of use assets	1,893	1,447	1,532
Changes in assets and liabilities
Accounts receivable	—	—	193
Prepaid expenses and other assets	(7,840)	(6,159)	(2,045)
Accounts payable	2,697	8,280	2,635
Accrued and other liabilities	10,427	10,794	1,635
Contract assets and liabilities	(5,973)	—	(13,753)
Lease liabilities	2,557	(1,369)	(1,872)
Net cash used in operating activities	(71,098)	(247,584)	(115,224)
Cash flows from investing activities
Purchases of property and equipment, net	(2,368)	(3,857)	(2,368)
Purchases of marketable securities	(607,889)	(1,191,309)	(595,980)
Maturities of marketable securities	680,233	692,607	439,892
Net cash provided by (used in) investing activities	69,976	(502,559)	(158,456)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs	—	274,350	281,165
Proceeds from issuances of pre-funded warrants	—	9,400	42,182
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	24,855	379,879	28,598
Proceeds from exercise of common stock options	3,431	12,483	9,559
Proceeds from ESPP purchases	1,493	1,439	1,213
Net cash provided by financing activities	29,779	677,551	362,717
Net increase (decrease) in cash, cash equivalents and restricted cash	28,657	(72,592)	89,037
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	85,183	157,775	68,738
Cash, cash equivalents and restricted cash, at end of period	$113,840	$85,183	$157,775
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$112,825	$84,378	$157,018
Restricted cash	1,015	805	757
Cash, cash equivalents and restricted cash	$113,840	$85,183	$157,775
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$25	$69
Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	$6,186	$17,976	$1,294
Purchases of property and equipment in accounts payable and accrued liabilities	1,062	1,479	147
Unpaid offering costs	—	—	43

The accompanying notes are an integral part of these financial statements.

IDEAYA Biosciences, Inc.

Notes to Financial Statements

1. Organization

Description of the Business

IDEAYA Biosciences, Inc. (the “Company”) is a precision medicine oncology company committed to the discovery, development and commercialization of transformative therapies to address unmet medical needs in cancer. The Company is headquartered in South San Francisco, California and was incorporated in the State of Delaware in June 2015.

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

At-the-Market Offering

On June 26, 2023, the Company filed a new Registration Statement on Form S-3 (File No. 333- 272936) under the Securities Act as an automatic shelf registration statement as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. On June 26, 2023, the Company also entered into an Open Market Sales Agreement (the “June 2023 Sales Agreement”), with Jefferies LLC (“Jefferies”), relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock, having aggregate gross proceeds of up to $250.0 million through Jefferies as sales agent.

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

During the year ended December 31, 2025 , the Company sold an aggregate of 984,000 shares of its common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering program pursuant to the January 2024 Sales Agreement with Jefferies as sales agent. As of December 31, 2025, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has primarily incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $736.5 million as of December 31, 2025.

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

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of approximately $1.05 billion. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Restricted Cash

Restricted cash as of December 31, 2025 and December 31, 2024 consisted of cash balances held as security in connection with the Company’s facility lease agreements in South San Francisco, California and San Diego, California and for the Company’s credit card collateral. The balances are classified as long-term assets on the Company’s balance sheet.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net cash flows which the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There have been no such impairments of long-lived assets for the years ended December 31, 2025 and December 31, 2024.

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

Milestone payments: At the inception of each arrangement or amendment that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 prescribes two methods to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company uses the expected value method to estimate the amount of variable consideration related to the reimbursement of costs which is consistently applied throughout the life of the contract: however, it is not necessary for the Company to use the same approach for all contracts. If it is probable that a significant revenue reversal would not occur when the uncertainty associated with the milestone is resolved, the associated milestone value is included in the transaction price. Milestone payments that are highly susceptible to factors outside the Company’s influence, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If there is more than one performance obligation, the transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Upfront payments and fees are recorded as contract liabilities upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Contract assets are recorded when revenue has been recognized for services performed that are not yet billable to a customer. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Upfront payment contract liabilities resulting from the Company’s license and collaboration agreements do not represent a financing component as the payment is not financing the transfer of goods and services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company. As such, the Company does not adjust its revenues for the effects of a significant financing component. Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liability in the Company’s balance sheets. If the related performance obligation is expected to be satisfied within the next twelve (12) months, this will be classified and included within current contract liability. Contract assets are recorded when revenue has been recognized for services performed that are not yet billable to a customer. This will be classified and included within current contract assets if the payment is expected to be received within 12 months.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted this ASU on a retrospective basis for the annual report for the fiscal year beginning January 1, 2025, and evaluated the impact of the adoption of the ASU. This ASU resulted in expanded disclosures in the Income Taxes footnote in this Form 10-K. See Note 7. Income Taxes.

New Accounting Pronouncements, Not yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements related to a variety of FASB Accounting Standard Codification topics. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K is effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company is currently evaluating the effect of adopting this ASU.

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The FASB additionally issued ASU 2025-01 to clarify that the ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU.

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to apply a practical expedient and entities other than public business entities to make an accounting policy election to simplify the estimation of credit losses on these assets. The amendments in this ASU are effective for all entities for annual reporting periods beginning after 15 December 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). The Company is currently evaluating the impact of the ASU, but does not expect any material impact upon adoption.

In September 2025, the FASB issued ASU 2025-06 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to clarify and modernize the accounting for costs related to internal-use software. The ASU removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The ASU specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The amendments in this ASU are effective for all entities for annual reporting periods beginning after 15 December 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued. The Company is currently evaluating the effect of adopting this ASU.

In December 2025, the FASB issued ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify interim disclosure requirements, the applicability of ASC 270 and the form and content of interim financial statements in accordance with US GAAP. The guidance creates a comprehensive list of interim disclosures required under US GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. For public business entities, the amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after 15 December 2027. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued. The Company is currently evaluating the effect of adopting this ASU.

In December 2025, the FASB issued ASU 2025-12 — Codification Improvements to clarify, correct errors in or make other minor improvements to a broad range of topics in the Accounting Standards Codification (ASC) that is intended to make it easier to understand and apply, including ASC 260, Earnings Per Share, ASC 325, Investments – Other, and ASC 958, Not-for-Profit Entities. The amendments in this ASU are effective for all entities for annual reporting periods beginning after 15 December 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued. The Company is currently evaluating the effect of adopting this ASU.

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

As of December 31, 2025, financial assets measured and recorded at fair value are as follows (in thousands):

		December 31, 2025
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$482,993	$1,266	$(5)	$484,254
Corporate bonds	Level 2	428,702	1,034	(28)	429,708
Commercial paper	Level 2	31,688	1	(1)	31,688
Subtotal		943,383	2,301	(34)	945,650
Money market funds	Level 1	98,538	—	—	98,538
Cash		5,497	—	—	5,497
Total value of assets		$1,047,418	$2,301	$(34)	$1,049,685
Included in cash and cash equivalents(1)		112,825	—	—	112,825
Included in marketable securities, current(2)		525,454	1,116	(7)	526,563
Included in marketable securities, non-current(3)		409,139	1,185	(27)	410,297
Total value of assets		$1,047,418	$2,301	$(34)	$1,049,685

(1)
$8.8 million of commercial paper was included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates.
(2)
The Company’s short-term marketable securities mature in one year or less.
(3)
The Company’s long-term marketable securities mature between one and two years.

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

(1)
$7.4 million of commercial paper were included in cash and cash equivalents on the balance sheet due to securities with purchase dates within 90 days of maturity dates
(2)
The Company’s short-term marketable securities mature in one year or less.
(3)
The Company’s long-term marketable securities mature between one and three years

As of December 31, 2025 and December 31, 2024, all marketable securities had a remaining maturity of two years or less. There were no financial liabilities measured and recognized at fair value as of December 31, 2025 and December 31, 2024.

As of December 31, 2025 and December 31, 2024, certain securities were held in an unrealized loss position. Based on review of the portfolio of marketable securities and the creditworthiness of the underlying issuer, the Company determined that the decline in fair value below cost did not result from credit-related factors. Additionally, the Company does not intend to sell these securities, nor will it be required to sell before recovery of the amortized cost basis at maturity. As a result, no credit-related losses have been recognized for any of the periods presented.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	As of December 31,
	(In Years)	2025	2024
Laboratory equipment	5	$15,062	$13,513
Computer equipment	3	503	503
Software	3	267	231
Leasehold improvements	Shorter of useful life or lease term	5,124	4,913
Furniture and fixtures	5	1,517	1,517
Total property and equipment		22,473	20,677
Less: Accumulated depreciation and amortization		(14,256)	(11,711)
Property and equipment, net		$8,217	$8,966

Depreciation and amortization expense was $2.7 million, $2.4 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued research and development expenses	$26,508	$19,956
Accrued salaries and benefits	11,198	8,233
Legal and professional fees	2,124	1,213
Other	1,062	950
Accrued liabilities	$40,892	$30,352

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

Future minimum lease payments under operating leases included on the Company's balance sheet are as follows:

As of
(in thousands)	December 31, 2025
2026	$1,944
2027	5,379
2028	5,248
2029	5,323
2030	5,509
Thereafter	22,955
Total future minimum lease payments	46,358
Less: imputed interest	(18,444)
Total operating lease liabilities	$27,914

The following table summarizes other information about the Company's operating leases:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	8.6	9.4
Weighted-average discount rate	11.5%	12.6%

Operating lease costs were $5.0 million, $1.9 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Variable lease costs were $2.2 million, $1.1 million, and $1.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs incurred, which are billed based on both usage and as a percentage of the Company's share of total square footage.

During the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $0.4 million, $1.7 million and $2.0 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of December 31, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of December 31, 2025.

7. Income Taxes

The Company did not record a federal or state income tax provision due to its net losses for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. In addition, the Company continues to maintain a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Federal statutory income tax rate	$(23,877)	21.0%	(57,640)	21.0%	$(23,722)	21.0%
Tax Credits:
Research tax credits	(14,217)	12.5%	(7,615)	2.8%	(9,913)	8.8%
Change in valuation allowance	29,769	(26.2%)	65,408	(23.8%)	31,605	(28.0%)
Nondeductible Items:
Stock-based compensation	1,773	(1.6%)	(2,912)	1.1%	(831)	0.7%
Section 162(m) limitation	6,217	(5.5%)	2,994	(1.2%)	2,346	(2.1%)
Other permanent differences	60	0.0%	47	0.0%	164	(0.1%)
Changes in unrecognized tax benefits(1)	275	(0.2%)	(282)	0.1%	351	(0.3%)
Provision for income taxes	$-	0.0%	$-	0.0%	$-	0.0%

(1) The Company has elected to present unrecognized tax benefits and the related tax positions recorded in the current annual reporting period on a net basis within the category in which the tax position is presented in the rate reconciliation. Changes related to tax positions taken in prior annual reporting periods are reflected in the “Changes in unrecognized tax benefits” category.

The tax effects of temporary differences and carryforwards of the deferred tax assets are presented below (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$37,207	$37,524
Research and development credit carryforwards	46,654	30,868
Lease liability	5,931	4,074
Intangible assets	17,904	18,365
Stock-based compensation	8,672	7,401
Accruals and reserves	1,833	1,468
Capitalized research & development expenditures	83,140	69,271
Gross deferred tax assets	201,341	168,971
Less: Valuation allowance	(196,405)	(164,876)
Deferred tax assets, net of valuation allowance	4,936	4,095
Deferred tax liabilities:
Right-of-use assets	(4,874)	(3,990)
Property and equipment	(62)	(105)
Net deferred tax assets	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $31.5 million during the year-ended December 31, 2025 and $69.0 million and during the year ended December 31, 2024.

The Company had net operating loss carryforwards of $145.8 million and $147.5 million available to reduce future taxable income, if any, for federal income tax purposes as of December 31, 2025 and December 31, 2024, respectively. The Company had net operating loss carryforwards of $93.9 million and $93.5 million available to reduce future taxable income, if any, for state income tax purposes. If not utilized, the federal carryforwards of $11.6 million and the state carryforwards of $93.9 million will begin to expire in 2037 and 2036, respectively. The federal net operating loss carryforwards of $134.2 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $17.1 million and $13.6 million as of December 31, 2025 and $19.8 million and $10.8 million as of December 31, 2024, respectively. The Company had Orphan Drug Credits (“ODC”), related to the orphan drug designation of darovasertib in 2022, of $27.3 million and $8.1 million as of December 31, 2025 and December 31, 2024, respectively. The federal credits will expire starting in 2037 if not utilized, and the state research credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2025. The Company has not experienced ownership changes in the current year. Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, the Company accrued no penalties or interest during the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

The Company had $8.8 million and $5.9 million of unrecognized tax benefits as of December 31, 2025 and December 31, 2024, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands).

Balance as of January 1, 2024	$3,822
Decrease related to prior year tax positions	(185)
Increase related to current year tax positions	2,290
Balance as of December 31, 2024	$5,927
Increase related to prior year tax positions	169
Increase related to current year tax positions	2,737
Balance as of December 31, 2025	$8,833

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Arizona, California, New Jersey, North Carolina, Pennsylvania, Texas, Utah and Wisconsin. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits. The Company’s federal and state income taxes paid, net of refunds, were nil during the years ended December 31, 2025, 2024, and 2023.

In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act (“Tax Act”) which modified certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of 100% bonus depreciation and the ability to expense domestic research and development costs. The Tax Act did not result in a material impact to the Company’s income tax provision or effective tax rate.

8. Common Stock

As of December 31, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of December 31, 2025, no dividends have been declared to date.

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

As of December 31, 2025, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

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

The Company had reserved common stock for future issuance as follows:

	As of December 31,
	2025	2024
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	11,130,405	7,737,595
Shares available for grant under the 2019 Plan	2,833,979	1,910,589
Shares available for grant under the 2023 Inducement Plan	1,516,767	593,592
Shares available under the Employee Stock Purchase Plan	2,687,759	1,911,011
Pre-funded warrants issued and outstanding	875,135	875,135
Total	19,044,045	13,027,922

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

As of December 31, 2025, the number of shares available for issuance under the 2023 Inducement Plan was 1,516,767.

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

As of December 31, 2025, the number of shares available for issuance under the 2019 Plan was 2,833,979.

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

As of December 31, 2025, the number of shares available for issuance under the ESPP was 2,687,759. For the years ended December 31, 2025, 2024, and 2023 the Company recorded $0.8 million, $0.6 million and $0.6 million respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$27,155	$21,115	$10,826
General and administrative	18,960	13,631	7,663
Total stock-based compensation expense	$46,115	$34,746	$18,489

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2025	7,737,595	$26.06	7.89	$43.01
Options granted	4,148,058	20.85
Options exercised	(220,765)	16.14
Options canceled	(481,757)	24.57
Options expired	(52,726)	32.45
Balance, December 31, 2025	11,130,405	$24.35	7.76	$136.76
Exercisable as of December 31, 2025	5,079,253	$22.62	6.51	$71.67
Vested and expected to vest as of December 31, 2025	11,130,405	$24.35	7.76	$136.76

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $14.38, $29.93 and $13.98 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2025, 2024, 2023 was $2.5 million, $32.0 million and $16.9 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of December 31, 2025 and December 31, 2024, total unrecognized stock-based compensation expense for stock options was $96.2 million and $90.2 million, which is expected to be recognized over a weighted-average period of 2.56 years and 2.63 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Year Ended December 31,
	2025	2024	2023
Expected term	5.5 - 6.1 years	5.5 - 6.1 years	6.1 years
Expected volatility	72.6% - 76.3%	76.8% - 81.3%	81.8% - 86.9%
Risk-free interest rate	3.7% - 4.4%	3.6% - 4.7%	3.6% - 4.8%
Dividend yield	0%	0%	0%

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

10. Significant Agreements

Novartis License Agreement

In September 2018, the Company entered into a License Agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor, for the treatment of cancers with GNAQ and GNA11 mutations. The Company renamed Novartis’ LXS196 oncology as IDE196, and which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to the Company a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors, as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose. The Company paid Novartis an upfront payment of $2.5 million and issued 263,615 shares of its Series B redeemable convertible preferred stock concurrently with the execution of the license agreement.

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

Servier License Agreement

In August 2025, we entered into an exclusive license agreement with Les Laboratoires Servier (“Servier”) pursuant to which we granted to Servier an exclusive license under certain intellectual property rights controlled by the Company relating to darovasertib to develop and commercialize products in all countries worldwide except for the United States for all diagnostic, prophylactic and therapeutic uses in humans. We received an upfront payment of $210.0 million and are eligible to receive development and regulatory milestone payments of up to an aggregate of $100.0 million, commercial milestone payments of up to an aggregate of $220.0 million, clinical trial cost sharing and clinical trial cost reimbursement, and royalties on net sales of products outside of the United States ranging from mid-teens to low-twenties percentages. Servier will be responsible for the regulatory and commercial activities for darovasertib outside the United States. We and Servier will collaborate on the development of darovasertib and share the associated costs. We retain all rights to darovasertib in the United States. The Servier license agreement will remain in effect on a product-by-product and country-by-country basis until expiration of royalty obligations.

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

Cancer Research UK and University of Manchester Exclusive Option and License Agreement

The Company entered into an exclusive license under the Evaluation, Option and License Agreement with Cancer Research Technologies Ltd., also known as Cancer Research United Kingdom Ltd. (“CRT”), and the University of Manchester, pursuant to which the Company holds exclusive worldwide license rights covering a broad class of PARG inhibitors.

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

CRT is eligible for remaining payments aggregating up to £18.75 million upon the achievement of specific development and regulatory approval events for development of a PARG inhibitor in oncologic diseases, including an aggregate of up to £1.5 million and up to £2.25 million for the achievement of certain Phase 2 and Phase 3 development milestones, respectively, in each case as relating to first and second tumor histologies.

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

Biocytogen Option and License Agreement

In July 2024, the Company entered into an Option and License Agreement (the “Biocytogen Option and License Agreement”), pursuant to which Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (“Biocytogen”), granted us an option for an exclusive worldwide license from Biocytogen to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program (the “Option”). Under the terms of the Biocytogen

Option and License Agreement, the Company paid Biocytogen an upfront fee and an exercise fee totaling $6.5 million upon exercise of the option. The Company received IND clearance from the FDA for IDE034 in the fourth quarter of 2025. The Company expects to achieve first-patient-in for our Phase 1 dose escalation trial in the first quarter of 2026. Dosing of the first patient with IDE034 will trigger a $5.0 million milestone payment to Biocytogen, pursuant to our Option and License Agreement.

Biocytogen is eligible to receive additional development and regulatory milestone payments and commercial milestone payments, as well as low to mid-single-digit royalties on net sales. Total potential milestone payments equal an aggregate of $400.0 million, including development and regulatory milestone payments of up to $100.0 million. The Company's royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

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

In October 2025, the initiation of the first Phase 1 clinical trial, or first dosing of first patient, was achieved for IDE849 (SHR-4849). Under the license agreement with Hengrui Pharma, the Company paid Hengrui Pharma a $2.0 million milestone payment.

Under the terms of the Hengrui Pharma License Agreement, Hengrui Pharma is eligible to receive upfront and milestone payments totaling $1.045 billion, including a $75.0 million upfront fee, up to $198.0 million in remaining development and regulatory milestone payments, plus commercial success-based milestones. Hengrui Pharma is also eligible to receive mid-single to low-double digit royalties on net sales outside of Greater China. The Company owns or controls all commercial rights outside of greater China for IDE849.

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

In December 2025, GSK notified the Company of their intention to terminate the Agreement, which will be effective 90 days following the date of GSK’s notice, or March 9, 2026. During the ninety-day transition period, GSK will transfer the Pol Theta (IDE705) and WRN (IDE275) clinical programs to the Company in accordance with the applicable provisions of the Agreement.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the Servier License Agreement (see Note 10. Significant Agreements).

In connection with the Servier License Agreement entered into in August 2025, the Company recognized $218.7 million in collaboration revenue for the year ended December 31, 2025.

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

The Company recognized revenue related to the D&C license performance obligation at a point in time upon execution of the contract. The Company recognizes revenue related to amounts allocated to research and development services over time, as the underlying services are performed over the period through the completion of program development activities. The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets, and contract liabilities on the balance sheets. Contract assets are recorded when revenue has been recognized for services performed that are not yet billable to a customer.

Contract Balances

The following table presents the changes in the balance of contract assets during the year ended December 31, 2025 (in thousands):

Contract Assets
Balance as of December 31, 2024	$—
Cash received from upfront license payment	210,000
Reclassification to revenue, as the result of performance obligations satisfied	(218,710)
Cash received for cost reimbursement	2,737
Balance as of December 31, 2025	$(5,973)

Transaction price allocated to the remaining performance obligations

At inception of the Servier License Agreement, the Company determined that the transaction price included the upfront payment and the estimated reimbursable program costs. During the three months ended December 31, 2025, the Company adjusted the transaction price to account for changes in the estimated remaining research and development costs. The remaining aggregated performance obligation as of December 31, 2025 was $161.8 million, $30.0 million of which is expected to be satisfied over the next 12 months. The following table presents the transaction price allocated to the remaining performance obligations as of December 31, 2025 (in thousands):

Remaining Performance Obligations	Allocation of Transaction Price
Research and Development Services	$161,848
Total transaction price allocated to the remaining performance obligations	$161,848

The Company will also recognize revenue from regulatory milestones as they are achieved.

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

GSK Collaboration Agreement:

The Company recognized no revenue related to the GSK Collaboration Agreement for the year ended December 31, 2025, $7.0 million for the year ended December 31, 2024 related to the WRN program and $23.4 million for the year ended December 31, 2023.

In December 2025, GSK notified the Company of their intention to terminate the Agreement, which will be effective ninety (90) days following the date of GSK’s notice, or March 9, 2026. During the ninety-day transition period, GSK will transfer the Pol Theta (IDE705) and WRN (IDE275) clinical programs to the Company in accordance with the applicable provisions of the Agreement.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(113,698)	$(274,477)	$(112,961)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stock, basic and diluted (1)	88,485,238	81,678,069	57,519,929
Net loss per share attributable to common stockholders, basic and diluted	$(1.28)	$(3.36)	$(1.96)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

The following table summarizes potential shares of common stock that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect on those periods:

	As of December 31,
	2025	2024	2023
Options to purchase common stock	11,130,405	7,737,595	6,269,975

13. Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of research and development for oncology-focused precision medicine. The Company’s chief operating decision maker (“CODM”) is its President and CEO. The Company’s measure of segment profit or loss is net income. For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. All of the Company's long-lived assets are primarily located in the United States.

In addition to the significant expense categories included within net income presented on the Company's statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Year Ended December 31,
	2025	2024	2023
External clinical development expenses (1):
Darovasertib	$98,071	$55,335	$25,829
IDE397	14,662	16,629	11,985
IDE161	7,598	9,743	7,104
IDE849	11,457	75,000	—
Personnel related and stock-based compensation	67,192	54,543	38,948
Other research and development expenses(2)	115,724	83,423	45,642
Total research and development expenses	$314,704	$294,673	$129,508

(1) External clinical development expenses include manufacturing and clinical trial costs. These expenses are primarily for services provided by external consultants, CMOs (“Contract Manufacturing Organizations”) and CROs (“Contract Research

Organizations”)

(2) Other research and development expenses include manufacturing and clinical trial costs for preclinical and earlier clinical stage programs. These expenses are primarily for services provided by external consultants, CMOs and CROs.

14. Subsequent Events

The Company evaluated all subsequent events from December 31, 2025 through the filing date of this Annual Report on Form 10-K and determined there were no significant events that required recognition or disclosure.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California on February 17, 2026.

IDEAYA Biosciences, Inc.

By:	/s/ Yujiro Hata
Yujiro Hata President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Yujiro Hata and Joshua Bleharski, Ph.D., and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yujiro Hata	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026
Yujiro Hata

/s/ Joshua Bleharski, Ph.D.	Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Joshua Bleharski, Ph.D.

/s/ Andres Ruiz Briseno	Chief Accounting Officer	February 17, 2026
Andres Ruiz Briseno	(Principal Accounting Officer)

/s/ Terry Rosen, Ph.D.	Chairman of the Board of Directors	February 17, 2026
Terry Rosen, Ph.D.

/s/ Garret Hampton, Ph.D.	Director	February 17, 2026
Garret Hampton, Ph.D.

/s/ Catherine Mackey, Ph.D.	Director	February 17, 2026
Catherine Mackey, Ph.D.

/s/ Scott Morrison	Director	February 17, 2026
Scott Morrison

/s/ Jeffrey Stein, Ph.D.	Director	February 17, 2026
Jeffrey Stein, Ph.D.

/s/ Wendy Yarno	Director	February 17, 2026
Wendy Yarno