Form 10-Q
period 2026-03-31
IDEAYA Biosciences, Inc.
filed 2026-05-05
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(Registrant's telephone number, including area code)

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

As of May 1, 2026, the registrant had 87,860,920 shares of common stock, $0.0001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and the anticipated results of our products and product candidates, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib (PKC) Phase 2/3 clinical trials, IDE397 (MAT2A) Phase 1/2 clinical trials, IDE849 (DLL3) Phase 1/2 clinical trial, IDE161 (PARG) Phase 1 clinical trial, IDE275 (Werner Helicase) Phase 1 clinical trial, IDE705 (Pol Theta Helicase) Phase 1 clinical trial, IDE892 Phase 1 clinical trial, IDE034 Phase 1 clinical trial and IDE574 Phase 1 clinical trial as well as the potential clinical utility and tolerability of our product candidates;
•
our clinical and regulatory development plans;
•
the scope, progress, results and costs related to the research and development of our precision medicine target and biomarker discovery platform, including costs related to the development of our proprietary libraries and database of tumor genetic information and specific cancer-target dependency networks;
•
our expectations about the impact of macroeconomic developments, such as health epidemics or pandemics, macro-economic uncertainties, social unrest, geopolitical hostilities, natural disasters or other catastrophic events, on our business and operations, including clinical trials, manufacturing suppliers and collaborators, and on our results of operations and financial condition;
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
•
the timing and amount of any milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under our License Agreement with Les Laboratoires (Servier);
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Clinical Study Collaboration and Supply Agreement with Gilead Sciences, Inc. (Gilead), our Clinical Trial Collaboration and Supply Agreements

with Pfizer Inc. (Pfizer), our License Agreement with Novartis, our Option and License Agreement with Cancer Research Technologies Ltd. and the University of Manchester, our Option and License Agreement with Biocytogen Pharmaceuticals (Beijing) Co. Ltd. (Biocytogen), our License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma), and our License Agreement with Servier;
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
•
the implementation of our business model and strategic plans for our business, product candidates and technology platforms, including additional indications that we may pursue;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended March 31, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$157,522	$112,825
Short-term marketable securities	513,679	526,563
Prepaid expenses and other current assets	18,346	21,366
Contract assets	6,560	5,973
Total current assets	696,107	666,727
Restricted cash	1,281	1,015
Long-term marketable securities	301,713	410,297
Property and equipment, net	8,634	8,217
Right-of-use assets	22,613	23,068
Total assets	$1,030,348	$1,109,324
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,736	$17,584
Accrued liabilities	43,745	40,892
Operating lease liabilities, current	350	339
Total current liabilities	64,831	58,815
Long-term operating lease liabilities	28,250	27,575
Total liabilities	93,081	86,390
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 87,856,154 and 87,796,561 shares issued and outstanding as of March 31, 2026 and December 31, 2025	9	9
Additional paid-in capital	1,772,830	1,757,197
Accumulated other comprehensive (loss) income	(494)	2,267
Accumulated deficit	(835,078)	(736,539)
Total stockholders’ equity	937,267	1,022,934
Total liabilities and stockholders’ equity	$1,030,348	$1,109,324

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$6,560	$—
Total revenue	6,560	—
Operating expenses
Research and development	95,726	70,886
General and administrative	19,378	13,503
Total operating expenses	115,104	84,389
Loss from operations	(108,544)	(84,389)
Other income
Interest income and other income, net	10,005	12,211
Net loss	$(98,539)	$(72,178)
Unrealized (losses) gains on marketable securities	(2,761)	773
Comprehensive loss	$(101,300)	$(71,405)
Net loss per common share, basic and diluted	$(1.11)	$(0.82)
Weighted-average common shares outstanding, basic and diluted	88,699,754	88,356,335

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	87,796,561	$9	$1,757,197	$2,267	$(736,539)	$1,022,934
Issuance costs related to at-the-market offering program	—	—	(98)	—	—	(98)
Issuance of common stock upon exercise of stock options	59,593	—	1,195	—	—	1,195
Stock-based compensation	—	—	14,536	—	—	14,536
Other comprehensive loss	—	—	—	(2,761)	—	(2,761)
Net loss	—	—	—	—	(98,539)	(98,539)
Balances as of March 31, 2026	87,856,154	$9	$1,772,830	$(494)	$(835,078)	$937,267

Balances as of December 31, 2024	86,503,509	$9	$1,681,167	$812	$(622,841)	$1,059,147
Issuance of common stock related to at-the-market offering program, net of issuance costs	984,000	—	25,022	—	—	25,022
Issuance of common stock upon exercise of stock options	77,743	—	1,134	—	—	1,134
Stock-based compensation	—	—	10,237	—	—	10,237
Other comprehensive income	—	—	-	773	—	773
Net loss	—	—	-	—	(72,178)	(72,178)
Balances as of March 31, 2025	87,565,252	$9	$1,717,560	$1,585	$(695,019)	$1,024,135

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(98,539)	$(72,178)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	688	600
Net accretion of discounts on marketable securities	(1,211)	(3,778)
Stock-based compensation	14,536	10,237
Amortization of right-of-use assets	455	533
Changes in assets and liabilities
Prepaid expenses and other assets	3,025	(1,970)
Accounts payable	3,050	2,728
Accrued and other liabilities	2,727	2,875
Contract liabilities	(587)	—
Lease liabilities	686	611
Net cash used in operating activities	(75,170)	(60,342)
Cash flows from investing activities
Purchases of property and equipment, net	(967)	(1,330)
Purchases of marketable securities	(42,610)	(105,207)
Maturities of marketable securities	162,529	186,354
Net cash provided by investing activities	118,952	79,817
Cash flows from financing activities
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	(9)	25,009
Proceeds from exercise of common stock options	1,190	1,134
Net cash provided by financing activities	1,181	26,143
Net increase in cash, cash equivalents and restricted cash	44,963	45,618
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	113,840	85,183
Cash, cash equivalents and restricted cash, at end of period	$158,803	$130,801

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$157,522	$129,996
Restricted cash	1,281	805
Cash, cash equivalents and restricted cash	$158,803	$130,801

Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	$—	$6,186
Purchases of property and equipment in accounts payable and accrued liabilities	1,201	654
Unpaid at-the-market offering program costs in accrued liabilities	$98	$—

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

During the year ended December 31, 2025, the Company sold an aggregate of 984,000 shares of its common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

During the three months ended March 31, 2026, the Company sold no shares of common stock under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

As of March 31, 2026, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market offering program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has primarily incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $835.1 million as of March 31, 2026.

The Company has financed its operations primarily through the sale and issuance of common stock, the upfront payment and certain milestone payments received from GSK (as defined below) and the upfront payment received from Servier.

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

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of approximately $972.9 million. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least 12 months from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026.

Unaudited Condensed Financial Statements

The accompanying financial information for the three months ended March 31, 2026 and March 31, 2025 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2026 and December 31, 2025, its results of operations for the three months ended March 31, 2026 and March 31, 2025 and cash flows for the three months ended March 31, 2026 and March 31, 2025. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Summary of Significant Accounting Policies

There have been no material changes in the accounting policies from those disclosed in the financial statements and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2026.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standards codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

New Accounting Pronouncements Adopted

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to apply a practical expedient and entities other than public business entities to make an accounting policy election to simplify the estimation of credit losses on these assets. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). The Company adopted this ASU for this quarterly report for the fiscal year beginning January 1, 2026, and it did not have a material impact to the financial statements.

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

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The FASB additionally issued ASU 2025-01 to clarify that the ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of adopting this ASU.

In September 2025, the FASB issued ASU 2025-06 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software to clarify and modernize the accounting for costs related to internal-use software. The ASU removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The ASU specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued. The Company is currently evaluating the effect of adopting this ASU.

In December 2025, the FASB issued ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify interim disclosure requirements, the applicability of ASC 270 and the form and content of interim financial statements in accordance with U.S. GAAP. The guidance creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. For public business entities, the amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued. The Company is currently evaluating the effect of adopting this ASU.

In December 2025, the FASB issued ASU 2025-12 — Codification Improvements to clarify, correct errors in or make other minor improvements to a broad range of topics in the Accounting Standards Codification (ASC) that is intended to make it easier to understand and apply, including ASC 260, Earnings Per Share, ASC 325, Investments – Other, and ASC 958, Not-for-Profit Entities. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued. The Company is currently evaluating the effect of adopting this ASU.

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

As of March 31, 2026, financial assets measured and recognized at fair value are as follows (in thousands):

		March 31, 2026
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$425,982	$325	$(444)	$425,863
Corporate bonds	Level 2	369,187	219	(581)	368,825
Commercial paper	Level 2	58,730	—	(12)	58,718
Subtotal		853,899	544	(1,037)	853,406
Money market funds	Level 1	109,385	—	—	109,385
Cash		10,123	—	—	10,123
Total fair value of assets		$973,407	$544	$(1,037)	$972,914
Included in cash and cash equivalents(1)		157,528	—	(6)	157,522
Included in marketable securities, current(2)		513,433	443	(197)	513,679
Included in marketable securities, non-current(3)		302,446	101	(834)	301,713
Total fair value of assets		$973,407	$544	$(1,037)	$972,914

(1) $38.0 million of commercial paper was included in cash and cash equivalents on the condensed balance sheet due to securities with purchase dates within 90 days of maturity dates.

(2) The Company’s short-term marketable securities mature in one year or less.

(3) The Company’s long-term marketable securities mature between one and three years.

As of December 31, 2025, financial assets measured and recognized at fair value are as follows (in thousands):

		December 31, 2025
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$482,993	$1,266	$(5)	$484,254
Corporate bonds	Level 2	428,702	1,034	(28)	429,708
Commercial paper	Level 2	31,688	1	(1)	31,688
Subtotal		943,383	2,301	(34)	945,650
Money market funds	Level 1	98,538	—	—	98,538
Cash		5,497	—	—	5,497
Total fair value of assets		$1,047,418	$2,301	$(34)	$1,049,685
Included in cash and cash equivalents(1)		112,825	—	—	112,825
Included in marketable securities, current(2)		525,454	1,116	(7)	526,563
Included in marketable securities, non-current(3)		409,139	1,185	(27)	410,297
Total fair value of assets		$1,047,418	$2,301	$(34)	$1,049,685

(1) $8.8 million of commercial paper was included in cash and cash equivalents on the condensed balance sheet due to securities with purchase dates within 90 days of maturity dates.

(2) The Company’s short-term marketable securities mature in one year or less.

(3) The Company’s long-term marketable securities mature between one and three years.

As of March 31, 2026 and December 31, 2025, all marketable securities had a remaining maturity of less than two years. There were no financial liabilities measured and recognized at fair value as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, certain securities were held in an unrealized loss position. Based on review of the portfolio of marketable securities and the creditworthiness of the underlying issuer, the Company determined that the decline in fair value below cost did not result from credit-related factors. Additionally, the Company does not intend to sell these securities, nor will it be required to sell before recovery of the amortized cost basis at maturity. As a result, no credit-related losses have been recognized for any of the periods presented.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(In Years)	2026	2025
Laboratory equipment	5	$15,925	$15,062
Computer equipment	3	503	503
Software	3	267	267
Leasehold improvements	Shorter of useful life or lease term	5,367	5,124
Furniture and fixtures	5	1,517	1,517
Total property and equipment		23,579	22,473
Less: Accumulated depreciation and amortization		(14,945)	(14,256)
Property and equipment, net		$8,634	$8,217

Depreciation and amortization expense was $0.7 million and $0.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development expenses	$33,088	$26,508
Accrued salaries and benefits	6,230	11,198
Legal and professional fees	3,239	2,124
Other	1,188	1,062
Accrued liabilities	$43,745	$40,892

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

In March 2026, the Company further amended its 5000 Shoreline Court facility lease agreement to expand the size of the original premises and the first amendment expansion premises by adding approximately 24,909 rentable square feet of additional space. The second amendment to the lease is expected to commence in the first quarter of 2027.

In November 2023, the Company entered into a lease agreement for approximately 5,700 square feet of space at 11710 El Camino Real, San Diego, California for corporate office space. The lease commenced in December 2023 and expires in March 2028. The Company has an option to renew the lease for three years.

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of March 31, 2026	Operating Leases
2026	$1,845
2027	5,379
2028	5,248
2029	5,323
2030	5,509
Thereafter	22,955
Total future minimum lease payments	46,259
Less: imputed interest	(17,659)
Total operating lease liabilities	$28,600

The following table summarizes other information about the Company’s operating leases:

	As of
	March 31, 2026	December 31, 2025
Remaining Lease Term	8.4	8.6
Discount Rate	11.5%	11.5%

Operating lease costs were $1.2 million and $1.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Variable lease costs were $0.5 million and $0.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

During the three months ended March 31, 2026 and March 31, 2025, cash paid for amounts included in the measurement of lease liabilities was $0.5 million and $0.1 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual following execution. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of March 31, 2026.

7. Income Taxes

The Company did not record a federal or state income tax provision for the three months ended March 31, 2026 and March 31, 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The Company’s 2023 tax year is currently under examination by the IRS. There are currently no proposed adjustments.

8. Common Stock

As of March 31, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, no dividends have been declared to date.

The Company has completed several underwritten public follow-on offerings, from which shares of common stock and pre-funded warrants were issued. As of March 31, 2026, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

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

The Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2026	2025
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	14,825,324	11,130,405
Shares available for grant under the 2019 Plan	3,007,833	2,833,979
Shares available for grant under the 2023 Inducement Plan	1,100,263	1,516,767
Shares available under the Employee Stock Purchase Plan	3,565,724	2,687,759
Pre-funded warrants issued and outstanding	875,135	875,135
Total	23,374,279	19,044,045

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

As of March 31, 2026, the number of shares available for issuance under the 2023 Inducement Plan was 1,100,263.

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

As of March 31, 2026, the number of shares available for issuance under the 2019 Plan was 3,007,833.

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

As of March 31, 2026, the number of shares available for issuance under the ESPP was 3,565,724.

For the three months ended March 31, 2026 and March 31, 2025, the Company recorded $0.2 million and $0.2 million, respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$8,353	$6,020
General and administrative	6,183	4,217
Total stock-based compensation expense	$14,536	$10,237

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2026	11,130,405	$24.35	7.76	$136.76
Options granted	3,821,341	$32.17
Options exercised	(59,593)	$20.05
Options canceled	(64,004)	$26.48
Options expired	(2,825)	$46.22
Balance, March 31, 2026	14,825,324	$26.37	8.06	$121.46
Exercisable as of March 31, 2026	6,092,104	$22.74	6.61	$75.46
Vested and expected to vest as of March 31, 2026	14,825,324	$26.37	8.06	$121.46

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and March 31, 2025 was $21.19 and $14.07 per share, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2026 and March 31, 2025 was $0.8 million and $0.6 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of March 31, 2026 and December 31, 2025, total unrecognized stock-based compensation expense for stock options was $161.6 million and $96.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.92 years and 2.56 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended March 31,
	2026	2025
Expected term	6.1 years	6.1 years
Expected volatility	69.6% - 70.5%	75.7% - 76.3%
Risk-free interest rate	3.7% - 4.2%	4.1% - 4.4%
Dividend yield	0%	0%

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

In December 2024, the Company entered into Amendment No. 5 to the Pfizer Agreement for the supply of crizotinib in the Phase 1/2 clinical trial for Pfizer to provide the Company a defined quantity of crizotinib at defined costs.

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

In March 2026, the Company deprioritized its clinical activity with Gilead evaluating the combination of IDE397 and Trodelvy.

Biocytogen Option and License Agreement

In July 2024, the Company entered into an Option and License Agreement (the “Biocytogen Option and License Agreement”), pursuant to which Biocytogen granted us an option for an exclusive worldwide license from Biocytogen to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program (the “Option”). Under the terms of the Biocytogen Option and License Agreement, the Company paid Biocytogen an upfront fee and an exercise fee totaling $6.5 million upon exercise of the option. The Company received IND clearance from the FDA for IDE034 in the fourth quarter of 2025. The Company initiated a Phase 1 dose escalation trial in the first quarter of 2026. Dosing of the first patient with IDE034 triggered a $5.0 million milestone payment to Biocytogen, pursuant to the Biocytogen Option and License Agreement.

Biocytogen is eligible to receive additional development and regulatory milestone payments and commercial milestone payments, as well as low to mid-single-digit royalties on net sales. Total remaining milestone payments equal an aggregate of $395.0 million, including development and regulatory milestone payments of up to $95.0 million. The Company's royalty obligations continue with respect to each country and each product until the later of (i) the date on which such product is no longer covered by certain intellectual property rights in such country and (ii) the 10th anniversary of the first commercial sale of such product in such country.

Hengrui Pharma License Agreement

In December 2024, the Company entered into an exclusive License Agreement (the “Hengrui Pharma License Agreement”) with Hengrui Pharma, pursuant to which Hengrui Pharma granted the Company an exclusive worldwide license outside of Greater China, for IDE849 (SHR-4849), a potential first-in-class Phase 1 DLL3 TOP1i ADC. In April 2025, the Company received U.S. IND clearance for the initiation of a Phase 1 clinical trial to evaluate IDE849 in solid tumors.

Under the terms of the Hengrui Pharma License Agreement, Hengrui Pharma is eligible to receive upfront and milestone payments, totaling $1.045 billion. The remaining milestone payments include $198.0 million in development and regulatory milestone payments and commercial success-based milestones. Hengrui Pharma is also eligible to receive mid-single to low-double digit royalties on net sales outside of Greater China. The Company owns or controls all commercial rights outside of Greater China for IDE849.

In October 2025, the initiation of the first Phase 1 clinical trial, or first dosing of first patient, was achieved for IDE849 (SHR-4849). Under the license agreement with Hengrui Pharma, the Company paid Hengrui Pharma a $2.0 million milestone payment.

Servier License Agreement

In August 2025, the Company entered into an exclusive license agreement with Servier pursuant to which the Company granted to Servier an exclusive license under certain intellectual property rights controlled by the Company relating to darovasertib to develop and commercialize products in all countries worldwide except for the United States for all diagnostic, prophylactic and therapeutic uses in humans. The Company received an upfront payment of $210.0 million and are eligible to receive development and regulatory milestone payments of up to an aggregate of $100.0 million, commercial milestone payments of up to an aggregate of $220.0 million, clinical trial cost sharing and clinical trial cost reimbursement, and royalties on net sales of products outside of the United States ranging from mid-teens to low-twenties percentages. Servier will be responsible for the regulatory and commercial activities for darovasertib outside the United States. The Company and Servier will collaborate on the development of darovasertib and share the associated costs. The Company retains all rights to darovasertib in the United States. The Servier license agreement will remain in effect on a product-by-product and country-by-country basis until expiration of royalty obligations.

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

In December 2025, GSK notified the Company of its intention to terminate the Agreement, which will be effective 90 days following the date of GSK’s notice, or March 9, 2026. During the ninety-day transition period, GSK will transfer the Pol Theta (IDE705) and WRN (IDE275) clinical programs to the Company in accordance with the applicable provisions of the Agreement.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the Servier License Agreement (see Note 10. Significant Agreements).

Servier License Agreement:

In connection with the Servier License Agreement entered into in August 2025 (see Note. 10 Significant Agreements), the Company recognized $6.6 million in collaboration revenue for the three months ended March 31, 2026.

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

Contract Balances

The following table presents the changes in the balance of contract assets during the three months ended March 31, 2026 (in thousands):

Contract Assets
Balance as of December 31, 2025	$(5,973)
Cash received for cost reimbursement	5,973
Reclassification to revenue, as the result of performance obligations satisfied	(6,560)
Balance as of March 31, 2026	$(6,560)

Transaction price allocated to the remaining performance obligations

At inception of the Servier License Agreement, the Company determined that the transaction price included the upfront payment and the estimated reimbursable program costs. The remaining aggregated performance obligation as of March 31, 2026 was $155.3 million, $31.5 million of which is expected to be satisfied over the next 12 months. The following table presents the transaction price allocated to the remaining performance obligations as of March 31, 2026 (in thousands):

Remaining Performance Obligations	Allocation of Transaction Price
Research and Development Services	$155,298
Total transaction price allocated to the remaining performance obligations	$155,298

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(98,539)	$(72,178)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	88,699,754	88,356,335
Net loss per share attributable to common stockholders, basic and diluted	$(1.11)	$(0.82)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended March 31, 2026.

The following table summarizes potential shares of common stock that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect on those periods:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	14,825,324	10,220,556

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

In addition to the significant expense categories included within net income presented on the Company's statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Three Months Ended
	March 31, 2026	March 31, 2025
External clinical development expenses(1):
Darovasertib	$23,332	$23,018
IDE397	3,515	3,741
IDE161	1,607	2,448
IDE849	4,765	423
IDE892	2,180	860
IDE034	6,808	38
IDE574	3,052	643
Personnel related and stock-based compensation	20,072	15,814
Other research and development expenses(2)	30,395	23,901
Total research and development expenses	$95,726	$70,886

	Three Months Ended
	March 31, 2026	December 31, 2025
External clinical development expenses(1):
Darovasertib	$23,332	$23,254
IDE397	3,515	3,432
IDE161	1,607	1,791
IDE849	4,765	6,908
IDE892	2,180	2,269
IDE034	6,808	837
IDE574	3,052	1,433
Personnel related and stock-based compensation	20,072	16,988
Other research and development expenses(2)	30,395	29,687
Total research and development expenses	$95,726	$86,599

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

14. Subsequent Events

In April 2026, the Company entered into a Clinical Collaboration Agreement with AstraZeneca plc (“AstraZeneca”)

to evaluate the efficacy and safety of IDE849, the Company’s DLL3 TOP1 antibody-drug conjugate, in combination with AstraZeneca’s Imfinzi (durvalumab), a programmed death-ligand 1 (PD-L1) inhibitor, in extensive-stage small cell lung cancer in a Phase 1 clinical trial. The Company is the study sponsor and AstraZeneca will provide the supply of Imfinzi.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements. Please also see the section of this Quarterly Report on Form 10-Q titled “Note Regarding Forward-Looking Statements.”

Overview

We are a precision medicine oncology company committed to the discovery, development and commercialization of transformative therapies for cancer. Our approach integrates expertise in small-molecule drug discovery, structural biology and bioinformatics with robust internal capabilities in identifying and validating translational biomarkers to develop tailored, potentially first-in-class targeted therapies aligned to the genetic drivers of disease. We have built a deep pipeline of product candidates focused on synthetic lethality and antibody-drug conjugates (ADCs), for molecularly defined solid tumor indications. Our clinical development strategy is to evaluate our product candidates in rational combinations, where appropriate, and earlier in the course of disease in the adjuvant and neoadjuvant setting, which we believe has the potential to maximize their impact. Our mission is to bring forth the next wave of precision oncology therapies that are more selective, more effective, and deeply personalized with the goal of altering the course of disease and improving clinical outcomes for patients with cancer.

Our current clinical pipeline consists of nine potential first-in-class product candidates across four clinical focus areas, as described below.

Darovasertib for Uveal Melanoma

Darovasertib is an oral, potent and selective small molecule inhibitor of protein kinase C and our most advanced clinical program. We are developing darovasertib for uveal melanoma (UM), a rare, aggressive form of ocular cancer in both the metastatic and pre-metastatic settings of UM, as described below.

•
Metastatic UM (mUM). We are evaluating darovasertib in combination with crizotinib, Pfizer’s oral c-MET inhibitor, in a potentially registration-enabling, Phase 2/3 trial (OptimUM-02) for human leukocyte antigen-A*02:01 negative (HLA*A2(-)), patients with first line mUM. In April 2026, we reported positive topline data from OptimUM-02, which demonstrated a statistically significant improvement in the primary endpoint of progression free survival, as well as a statistically significant improvement in the secondary endpoint of overall survival rate as assessed by blinded independent central review. We plan to provide complete data from the primary analysis of OptimUM-02 trial in a late-breaking oral presentation at the 2026 American Society for Clinical Oncology meeting in Chicago, Illinois.

We plan to complete a new drug application (NDA) submission in the second half of 2026 to support a potential U.S. accelerated approval. The FDA has agreed to review our NDA under the Oncology Center of Excellence Real-Time Oncology Review program, which allows an applicant to pre-submit components of its NDA for review before the complete filing is submitted to provide a more efficient review process and ensure safe and effective treatments are available to patients as early as possible.

We are also evaluating the combination of darovasertib and crizotinib in HLA*A2:01 positive (HLA*A2(+)), mUM patients in our ongoing, single-arm Phase 2 OptimUM-01 trial. We have completed enrollment of approximately 100 patients in this trial and plan to present updated clinical data at a medical conference in the second half of 2026 to support a potential regulatory submission to the FDA. This submission has the potential to expand the labeled use of darovasertib and/or guideline inclusion to enable use of the combination in these HLA*A2(+) patients.

•
Adjuvant UM. In collaboration with our partner, Servier, we plan to initiate a global Phase 3 registrational trial (OptimUM-11) of darovasertib and crizotinib in the adjuvant setting of primary UM in the first half of 2026.

We have successfully completed a Type C meeting with the U.S. FDA to align on the Phase 3 registrational design of the OptimUM-11 trial. The trial will enroll approximately 450 primary uveal melanoma patients with increased risk of metastasis, irrespective of HLA status, randomized 1:1 to treatment with darovasertib combined with crizotinib for 12-months or observation. The primary endpoint is superiority by relapse-free survival.

In August 2025, we entered into an exclusive license agreement with Servier, for the development and commercialization of darovasertib outside of the United States. We received an upfront payment of $210.0 million and are eligible to receive up to $320.0 million in milestone payments, clinical trial cost sharing and clinical trial cost reimbursement, as well as double-digit royalties on net sales in all territories outside of the United States

•
Neoadjuvant UM. We are also evaluating darovasertib as a monotherapy in the neoadjuvant setting of primary UM, where the goal of treatment is to prevent enucleation (surgical eye removal), preserve vision prior to and post-plaque brachytherapy and potentially delay or prevent progression to metastatic disease. Enrollment and site activation is continuing in our randomized Phase 3 trial of neoadjuvant darovasertib (OptimUM-10), which will include approximately 450 patients across plaque brachytherapy-eligible and enucleation-eligible cohorts. We expect to reach full enrollment in the trial by the end of 2027. We are also conducting a Phase 2 trial of neoadjuvant darovasertib (OptimUM-09) and are targeting to provide a clinical data update from this trial at a medical conference in the second half of 2026.

Antibody-Drug Conjugates / DNA Damage Response (DDR) Combinations

•
IDE849 is a potential first-in-class, DLL3 TOP1 ADC being evaluated by our partner, Hengrui Pharma, in a multi-site, open label Phase 1 clinical trial in China in patients with small-cell lung cancer (SCLC) and neuroendocrine carcinomas (NEC). Hengrui Pharma is targeting to initiate Phase 3 registrational trials in China in 2027 for IDE849 in SCLC and to provide a clinical data update on this program in the second half of 2026. We are currently conducting a global Phase 1/2 trial of IDE849 in SCLC and NEC with the goal of providing a clinical update and initiating a monotherapy registrational trial by the end of 2026.

•
IDE034 is a potential first-in-class, B7H3/PTK7 bispecific TOP1 ADC. We initiated a Phase 1 dose escalation trial in the first quarter of 2026 and are targeting to provide a clinical data update by the end of 2026. Dosing of the first patient with IDE034 triggered a $5.0 million milestone payment to Biocytogen, pursuant to our Option and License Agreement.

•
IDE161 is a potential first-in-class, oral small molecule poly (ADP-ribose) glycohydrolase (PARG) inhibitor in a Phase 1 dose optimization trial to inform future combination studies with IDE849 and other TOP1-based ADCs where PARG inhibition may synergize with the payload to deepen responses. We initiated a Phase 1 clinical combination trial of IDE161 with IDE849 in SCLC, NEC, and potentially other DLL3-overexpressing solid tumors in the first quarter of 2026. We may also evaluate clinical combinations of IDE161 with IDE034 (B7H3/PTK7) and potentially other TOP1 ADCs in collaboration with third parties.

•
IDE705 is a potential first-in-class, oral small molecule inhibitor of the helicase domain of Pol Theta that had been in a Phase 1 combination trial with niraparib, GSK’s small molecule inhibitor of PARP, in patients with BRCA+ or other HRD-positive tumors. In December 2025, GSK notified us of its intention to terminate the GSK Collaboration Agreement, which became effective on March 9, 2026. We plan to discontinue development of IDE705 and are currently evaluating strategic options for this asset.

MTAP Pathway

•
IDE397 is a potential first-in-class, oral small molecule inhibitor of methionine adenosyltransferase 2a (MAT2A), which we are developing for patients with solid tumors with methylthioadenosine phosphorylase (MTAP) gene deletion. In March 2026, we made the strategic decision to prioritize our proprietary MTAP-deleted pipeline, including IDE397 and IDE892, and the advancement of our CDKN2A-deficiency program and deprioritize our clinical activity with Gilead evaluating the combination of IDE397 and Trodelvy. Based on preliminary data from these trials supporting the mechanistic rationale of the combination in MTAP-deleted cancers, we may evaluate additional combinations between IDE397 and other TOP1 payload ADCs, including IDE034, our B7H3/PTK7 bispecific TOP1 ADC.

•
IDE892 is a potential first-in-class, oral small molecule MTA-cooperative inhibitor of PRMT5 being developed for patients with high priority MTAP-deleted solid tumors, including non-small cell lung cancer (NSCLC) and pancreatic ductal adenocarcinoma (PDAC). We initiated a Phase 1 dose escalation trial with IDE892 in MTAP-deleted NSCLC and PDAC in the first quarter of 2026 and, pending completion, will target to initiate a Phase 1 combination cohort with IDE397 in MTAP-deleted cancers in mid-2026 with expansion in the second half of 2026.

Next Generation Therapies

•
IDE574 is a potential first-in-class, oral small molecule equipotent dual inhibitor of the lysine acetyltransferase (KAT) 6 and 7, both of which have been shown to support cancer cell survival. We initiated a Phase 1 dose escalation trial in patients with breast, lung, prostate and colorectal cancers in the first quarter of 2026.

•
IDE275 is a potential first-in-class, oral small molecule inhibitor of the helicase domain of the Werner protein, a RecQ enzyme involved in the maintenance of genome integrity. In December 2025, GSK notified us of its intention to terminate the GSK Collaboration Agreement, which became effective on March 9, 2026. We plan to discontinue development of IDE275 and are currently evaluating strategic options for this asset.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK and the upfront payment received from Servier. As of March 31, 2026, we had cash, cash equivalents and marketable securities of approximately $972.9 million, consisting primarily of money market funds, U.S. government securities, commercial paper and corporate bonds.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. For information about our specific program costs and expenses, see Note 10. Significant Agreements.

Our net losses were $98.5 million and $72.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $835.1 million.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, by ourselves or, for some programs, in collaboration with our strategic partners.

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

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed on May 5, 2026.

These funds will support our efforts through potential achievement of multiple preclinical and clinical milestones across multiple programs.

Components of Operating Results

Collaboration Revenues

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales unless and until we are able to obtain regulatory approval and commercialize one of our product candidates in the future. Our revenue consists exclusively of collaboration revenue under the Servier License Agreement, including amounts that are recognized related to previously received upfront payments, development and regulatory milestone payments and amounts due and payable to us for research and development services.

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

	Three Months Ended
	March 31, 2026	March 31, 2025
External clinical development expenses(1):
Darovasertib	$23,332	$23,018
IDE397	3,515	3,741
IDE161	1,607	2,448
IDE849	4,765	423
IDE892	2,180	860
IDE034	6,808	38
IDE574	3,052	643
Personnel related and stock-based compensation	20,072	15,814
Other research and development expenses(2)	30,395	23,901
Total research and development expenses	$95,726	$70,886

	Three Months Ended
	March 31, 2026	December 31, 2025
External clinical development expenses(1):
Darovasertib	$23,332	$23,254
IDE397	3,515	3,432
IDE161	1,607	1,791
IDE849	4,765	6,908
IDE892	2,180	2,269
IDE034	6,808	837
IDE574	3,052	1,433
Personnel related and stock-based compensation	20,072	16,988
Other research and development expenses(2)	30,395	29,687
Total research and development expenses	$95,726	$86,599

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and the three months ended March 31, 2026 compared to the three months ended December 31, 2025 is presented below.

Comparison of Three Months Ended March 31, 2026 and March 31, 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Revenue:
Collaboration revenue	$6,560	$—	$6,560	100%
Operating expenses:
Research and development	95,726	70,886	24,840	35%
General and administrative	19,378	13,503	5,875	44%
Loss from operations	(108,544)	(84,389)	(24,155)	(29%)
Interest income and other income, net	10,005	12,211	(2,206)	(18%)
Net loss	$(98,539)	$(72,178)	$(26,361)	(37%)

Collaboration Revenue

Collaboration Revenue was $6.6 million for the three months ended March 31, 2026 as a result of revenue recognized from the Servier License Agreement. In connection with the Servier License Agreement, we recognized revenue related to amounts allocated to the two research and development services performance obligations over time, as the underlying services are performed over the period through the completion of program development activities.

Research and Development Expenses

Research and development expenses increased by $24.8 million, or 35%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to increases of $19.5 million in fees paid to CROs and consultants and milestone fees related to the advancement of our lead product candidates through preclinical and clinical studies, $4.3 million in personnel-related expenses, including salaries, benefits and stock-based compensation, to support our growth and $1.0 million in costs for laboratory supplies, facilities and information technology costs to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $5.9 million, or 44%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to increases of $2.9 million in personnel-related expenses, including salaries, benefits and stock-based compensation and $3.0 million in consulting services related to company growth.

Interest Income and Other Income, Net

Interest income decreased by $2.2 million, or 18%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to lower interest rates and lower investment balances.

Comparison of Three Months Ended March 31, 2026 and December 31, 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	Change	% Change
Revenue:
Collaboration revenue	$6,560	$10,876	$(4,316)	(40%)
Operating expenses:
Research and development	95,726	86,599	9,127	11%
General and administrative	19,378	18,847	531	3%
Loss from operations	(108,544)	(94,570)	(13,974)	(15%)
Interest income and other income, net	10,005	11,297	(1,292)	(11%)
Net loss	$(98,539)	$(83,273)	$(15,266)	(18%)

Collaboration Revenue

Collaboration Revenue decreased by $4.3 million, or 40%, during the three months ended March 31, 2026 compared to the three months ended December 31, 2025 as a result of revenue recognized from the Servier License Agreement. In connection with the Servier License Agreement, we recognized revenue related to amounts allocated to the two research and development service performance obligations over time, as the underlying services are performed over the period through the completion of program development activities.

Research and Development Expenses

Research and development expenses increased by $9.1 million, or 11%, during the three months ended March 31, 2026 compared to the three months ended December 31, 2025 primarily due to $6.0 million in fees paid to CROs and consultants and milestone fees related to the advancement of our lead product candidates through preclinical and clinical studies and $3.1 million in personnel-related expenses, including salaries, benefits and stock-based compensation, to support our growth.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 3%, during the three months ended March 31, 2026 compared to the three months ended December 31, 2025 primarily due to increases of $1.3 million in personnel-related expenses, including salaries, benefits and stock-based compensation, partially offset by a decrease of $0.8 million in consulting fees.

Interest Income and Other Income, Net

Interest income decreased by $1.3 million, or 11%, during the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily due to lower interest rates and lower investment balances.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received from GSK and the upfront payment received from Servier. As of March 31, 2026, we had cash, cash equivalents and marketable securities of approximately $972.9 million, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

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

During the three months ended March 31, 2026, we sold no shares of common stock under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

As of March 31, 2026, approximately $156.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

Material Cash Requirements

We have primarily incurred net losses since our inception. For the three months ended March 31, 2026 and March 31, 2025, we had net losses of $98.5 million and $72.2 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2026, we had an accumulated deficit of $835.1 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

For more information, see Notes 5. Operating Leases, 6. Commitments and Contingencies, 7. Income Taxes and 10. Significant Agreements, each in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(75,170)	$(60,342)
Investing activities	118,952	79,817
Financing activities	1,181	26,143
Net increase in cash, cash equivalents and restricted cash	$44,963	$45,618

Cash Flows from Operating Activities

Net cash used in operating activities was $75.2 million for the three months ended March 31, 2026. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $98.5 million, adjusted for net non-cash charges of $14.5 million and changes in net operating assets and liabilities of $8.9 million. Our non-cash charges consisted of $14.5 million in stock-based compensation, $0.7 million in depreciation and $0.5 million of the amortization of right of use assets, partially offset by $1.2 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities consisted primarily of cash inflows resulting from a $0.7 million increase in lease liabilities, $3.1 million increase in accounts payable, $3.0 million decrease in prepaid expenses and other assets and $2.7 million increase in accrued and other liabilities due to fees paid to CROs, CMOs and consultants in support of research and manufacturing activities, partially offset by cash outflows resulting from a $0.6 million increase in contract assets related to the Servier License Agreement.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $119.0 million for the three months ended March 31, 2026, which consisted primarily of $42.6 million used to purchase marketable securities and $1.0 million used to purchase property and equipment, partially offset by $162.5 million provided by maturities of marketable securities.

Net cash provided by investing activities was $79.8 million for the three months ended March 31, 2025, which consisted primarily of $105.2 million used to purchase marketable securities and $1.3 million used to purchase property and equipment, offset by $186.4 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2026, which consisted primarily of $1.2 million in proceeds from exercise of common stock options, offset by costs related to the at-the-market offering program.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 17, 2026. For the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2026, we had cash, cash equivalents and marketable securities of approximately $972.9 million, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. Treasury securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant.

While we have seen higher inflation in the past few years, we do not believe that inflation or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 17, 2026, or our Annual Report, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the three months ended March 31, 2026, no Section 16 officers or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/18/2025	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

10.1#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Theodora Ross.				X

10.2#	Employment Agreement by and between IDEAYA Biosciences, Inc. and Douglas Snyder.				X

10.3†	Second Amendment to Lease Agreement by and between DW LSP 5000 Shoreline, LLC and IDEAYA Biosciences, Inc. dated as of March 20, 2026				X

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

IDEAYA Biosciences, Inc.

Date: May 5, 2026	By:	/s/ Yujiro Hata
Yujiro Hata
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Joshua Bleharski, Ph.D.
Joshua Bleharski, Ph.D.
Chief Financial Officer
(Principal Financial Officer)