Form 10-Q
period 2026-06-30
IDEAYA Biosciences, Inc.
filed 2026-08-04
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 96,489,484 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our darovasertib (PKC) Phase 2/3 clinical trials, IDE397 (MAT2A) Phase 1/2 clinical trials, IDE849 (DLL3) Phase 1/2 clinical trial, IDE161 (PARG) Phase 1 clinical trials, IDE892 Phase 1/2 clinical trials, IDE034 Phase 1 clinical trial, and IDE574 Phase 1 clinical trial as well as the potential clinical utility and tolerability of our product candidates;
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
•
our expectations regarding the potential market size and size of the potential patient populations for darovasertib, IDE397, IDE849, IDE161, IDE892, IDE034, IDE574, our other product candidates and any future product candidates, if approved for commercial use;
•
the timing and amount of any milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under our License Agreement with Les Laboratoires Servier (Servier);
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Clinical Study Supply and Collaboration Agreement with AstraZeneca plc (AstraZeneca), our Clinical Study Supply and Collaboration Agreement

with F. Hoffmann-La Roche Ltd. (Roche), our Clinical Trial Collaboration and Supply Agreements with Pfizer Inc. (Pfizer), our License Agreement with Novartis, our Option and License Agreement with Cancer Research Technology Ltd. and the University of Manchester, our Option and License Agreement with Biocytogen Pharmaceuticals (Beijing) Co. Ltd. (Biocytogen), our License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma), and our License Agreement with Servier;
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended June 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$272,589	$112,825
Short-term marketable securities	556,366	526,563
Prepaid expenses and other current assets	19,653	21,366
Contract assets	15,417	5,973
Total current assets	864,025	666,727
Restricted cash	1,281	1,015
Long-term marketable securities	413,934	410,297
Property and equipment, net	8,280	8,217
Right-of-use assets	22,179	23,068
Total assets	$1,309,699	$1,109,324
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$30,508	$17,584
Accrued liabilities	50,979	40,892
Operating lease liabilities, current	1,190	339
Total current liabilities	82,677	58,815
Long-term operating lease liabilities	28,117	27,575
Total liabilities	110,794	86,390
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 96,375,637 and 87,796,561 shares issued and outstanding as of June 30, 2026 and December 31, 2025	10	9
Additional paid-in capital	2,148,095	1,757,197
Accumulated other comprehensive (loss) income	(1,670)	2,267
Accumulated deficit	(947,530)	(736,539)
Total stockholders’ equity	1,198,905	1,022,934
Total liabilities and stockholders’ equity	$1,309,699	$1,109,324

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$8,857	$—	$15,417	$—
Total revenue	8,857	—	15,417	—
Operating expenses
Research and development	108,689	74,226	204,415	145,112
General and administrative	22,459	14,580	41,837	28,083
Total operating expenses	131,148	88,806	246,252	173,195
Loss from operations	(122,291)	(88,806)	(230,835)	(173,195)
Other income
Interest income and other income, net	9,839	11,315	19,844	23,526
Net loss	$(112,452)	$(77,491)	$(210,991)	$(149,669)
Unrealized (losses) gains on marketable securities	(1,176)	(64)	(3,937)	709
Comprehensive loss	$(113,628)	$(77,555)	$(214,928)	$(148,960)
Net loss per common share, basic and diluted	$(1.22)	$(0.88)	$(2.33)	$(1.69)
Weighted-average common shares outstanding, basic and diluted	92,061,452	88,472,197	90,389,890	88,414,586

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2026	87,856,154	$9	$1,772,830	$(494)	$(835,078)	$937,267
Issuance of common stock upon follow-on public offering	7,222,225	1	182,397	—	—	182,398
Issuance of pre-funded warrants for the purchase of common stock	—	—	141,000	—	—	141,000
Issuance of common stock related to at-the-market offering program	1,196,423	—	33,183	—	—	33,183
Issuance of common stock upon exercise of stock options	64,038	—	1,105	—	—	1,105
Employee stock purchase plan (ESPP) purchase	36,797	—	922	—	—	922
Stock-based compensation	—	—	16,658	—	—	16,658
Other comprehensive loss	—	—	—	(1,176)	—	(1,176)
Net loss	—	—	—	—	(112,452)	(112,452)
Balances as of June 30, 2026	96,375,637	$10	$2,148,095	$(1,670)	$(947,530)	$1,198,905

Balances as of March 31, 2025	87,565,252	$9	$1,717,560	$1,585	$(695,019)	$1,024,135
Issuance of common stock related to at-the-market offering program, net of issuance costs	—	—	(25)	—	—	(25)
Issuance of common stock upon exercise of stock options	28,034	—	410	—	—	410
Employee stock purchase plan (ESPP) purchase	48,490	—	820	—	—	820
Stock-based compensation	—	—	11,868	—	—	11,868
Other comprehensive loss	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(77,491)	(77,491)
Balances as of June 30, 2025	87,641,776	$9	$1,730,633	$1,521	$(772,510)	$959,653

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	87,796,561	$9	$1,757,197	$2,267	$(736,539)	$1,022,934
Issuance of common stock upon follow-on public offering	7,222,225	1	182,397	—	—	182,398
Issuance of pre-funded warrants for the purchase of common stock	—	—	141,000	—	—	141,000
Issuance of common stock related to at-the-market offering program	1,196,423	—	33,085	—	—	33,085
Issuance of common stock upon exercise of stock options	123,631	—	2,300	—	—	2,300
Employee stock purchase plan (ESPP) purchase	36,797	—	922	—	—	922
Stock-based compensation	—	—	31,194	—	—	31,194
Other comprehensive loss	—	—	—	(3,937)	—	(3,937)
Net loss	—	—	—	—	(210,991)	(210,991)
Balances as of June 30, 2026	96,375,637	$10	$2,148,095	$(1,670)	$(947,530)	$1,198,905

Balances as of December 31, 2024	86,503,509	$9	$1,681,167	$812	$(622,841)	$1,059,147
Issuance of common stock related to at-the-market offering program, net of issuance costs	984,000	—	24,997	—	—	24,997
Issuance of common stock upon exercise of stock options	105,777	—	1,544	—	—	1,544
Employee stock purchase plan (ESPP) purchase	48,490	—	820	—	—	820
Stock-based compensation	—	—	22,105	—	—	22,105
Other comprehensive income	—	—	—	709	—	709
Net loss	—	—	—	—	(149,669)	(149,669)
Balances as of June 30, 2025	87,641,776	$9	$1,730,633	$1,521	$(772,510)	$959,653

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(210,991)	$(149,669)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,376	1,318
Net accretion of discounts on marketable securities	(2,229)	(6,470)
Stock-based compensation	31,194	22,105
Amortization of right-of-use assets	888	1,048
Changes in assets and liabilities:
Prepaid expenses and other assets	1,973	(2,470)
Accounts payable	11,940	2,364
Accrued and other liabilities	10,520	7,718
Contract assets	(9,445)	—
Lease liabilities	1,393	1,240
Net cash used in operating activities	(163,381)	(122,816)
Cash flows from investing activities
Purchases of property and equipment, net	(1,833)	(1,993)
Purchases of marketable securities	(356,043)	(232,760)
Maturities of marketable securities	320,896	360,488
Net cash (used in) provided by investing activities	(36,980)	125,735
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	183,235	—
Proceeds from issuance of pre-funded warrants	141,000	—
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	33,193	24,984
Proceeds from exercise of common stock options	2,041	1,544
Proceeds from ESPP purchase	922	820
Net cash provided by financing activities	360,391	27,348
Net increase in cash, cash equivalents and restricted cash	160,030	30,267
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	113,840	85,183
Cash, cash equivalents and restricted cash, at end of period	$273,870	$115,450

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$272,589	$114,645
Restricted cash	1,281	805
Cash, cash equivalents and restricted cash	$273,870	$115,450

Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	$—	$6,186
Purchases of property and equipment in accounts payable and accrued liabilities	668	657
Unpaid at-the-market offering program costs in accrued liabilities	117	—
Unpaid offering costs	$837	$—

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

Follow-On Offering

In June 2026, the Company completed an underwritten public follow-on offering. The offering consisted of 7,222,225 shares of common stock at an offering price to the public of $27.00 per share, including 1,666,669 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 5,555,576 shares of common stock at a public offering price of $26.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $345.0 million and net proceeds of $323.4 million, after deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Offering

On January 19, 2024, the Company entered into an Open Market Sales Agreement (the “January 2024 Sales Agreement”) with Jefferies, relating to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the year ended December 31, 2025, the Company sold an aggregate of 984,000 shares of its common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

During the three months ended June 30, 2026, the Company sold an aggregate of 1,196,423 shares of the Company's common stock for aggregate net proceeds of $33.1 million at a weighted average sales price of approximately $28.38 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

As of June 30, 2026, approximately $122.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

The Company may cancel its at-the-market offering program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has primarily incurred significant losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $947.5 million as of June 30, 2026.

The Company has financed its operations primarily through the sale and issuance of common stock, the upfront payment and certain milestone payments received under the Company's former collaboration agreement with GSK (as defined below) and the upfront payment received from Servier under the Servier License Agreement.

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

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of approximately $1.24 billion. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least twelve months from the date of the issuance of this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026.

Unaudited Condensed Financial Statements

The accompanying financial information for the three and six months ended June 30, 2026 and June 30, 2025 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2026 and December 31, 2025, its results of operations for the three and six months ended June 30, 2026 and June 30, 2025 and cash flows for the six months ended June 30, 2026 and June 30, 2025. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturers, contract research organizations and collaboration partners, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials and collaboration activities; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that the products will receive the necessary approvals, or that any approved products will be commercially viable. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval, it could have a material adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

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

New Accounting Pronouncements Adopted

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to apply a practical expedient and entities other than public business entities to make an accounting policy election to simplify the estimation of credit losses on these assets. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). The Company adopted this ASU for the quarterly report for the fiscal year beginning January 1, 2026, and it did not have a material impact on the financial statements.

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

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The FASB additionally issued ASU 2025-01 to clarify that the ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects additional detailed expense disclosures upon adoption of this ASU.

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

As of June 30, 2026, financial assets measured and recognized at fair value are as follows (in thousands):

		June 30, 2026
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$452,015	$82	$(1,090)	$451,007
Corporate bonds	Level 2	473,553	94	(729)	472,918
Commercial paper	Level 2	141,166	1	(28)	141,139
Subtotal		1,066,734	177	(1,847)	1,065,064
Money market funds	Level 1	160,874	—	—	160,874
Cash		16,951	—	—	16,951
Total fair value of assets		$1,244,559	$177	$(1,847)	$1,242,889
Included in cash and cash equivalents(1)		272,607	—	(18)	272,589
Included in marketable securities, current(2)		556,683	162	(479)	556,366
Included in marketable securities, non-current(3)		415,269	15	(1,350)	413,934
Total fair value of assets		$1,244,559	$177	$(1,847)	$1,242,889

(1) $94.8 million of commercial paper was included in cash and cash equivalents on the condensed balance sheet due to securities with purchase dates within 90 days of maturity dates.

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

As of June 30, 2026 and December 31, 2025, all marketable securities had a remaining maturity of less than three years. There were no financial liabilities measured and recognized at fair value as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, certain securities were held in an unrealized loss position. Based on review of the portfolio of marketable securities and the creditworthiness of the underlying issuer, the Company determined that the decline in fair value below cost did not result from credit-related factors. Additionally, the Company does not intend to sell these securities, nor will it be required to sell before recovery of the amortized cost basis at maturity. As a result, no credit-related losses have been recognized for any of the periods presented.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(In Years)	2026	2025
Laboratory equipment	5	$15,924	$15,062
Computer equipment	3	540	503
Software	3	314	267
Leasehold improvements	Shorter of useful life or lease term	5,166	5,124
Furniture and fixtures	5	1,969	1,517
Total property and equipment		23,913	22,473
Less: Accumulated depreciation and amortization		(15,633)	(14,256)
Property and equipment, net		$8,280	$8,217

Depreciation and amortization expense was $0.7 million and $0.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Depreciation and amortization expense was $1.4 million and $1.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development expenses	$37,978	$26,508
Accrued salaries and benefits	9,036	11,198
Legal and professional fees	3,336	2,124
Other	629	1,062
Accrued liabilities	$50,979	$40,892

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

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of June 30, 2026	Operating Leases
2026	$1,745
2027	5,379
2028	5,248
2029	5,323
2030	5,509
Thereafter	22,955
Total future minimum lease payments	46,159
Less: imputed interest	(16,852)
Total operating lease liabilities	$29,307

The following table summarizes other information about the Company’s operating leases:

	As of
	June 30, 2026	December 31, 2025
Remaining Lease Term	8.2	8.6
Discount Rate	11.5%	11.5%

Operating lease costs were $1.2 million and $1.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Operating lease costs were $2.5 million and $2.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Variable lease costs were $0.6 million and $0.6 million for the three months ended June 30, 2026 and June 30, 2025.

Variable lease costs were $1.2 million and $1.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

During the six months ended June 30, 2026 and June 30, 2025, cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $0.2 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual following execution. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of June 30, 2026.

7. Income Taxes

The Company did not record a federal or state income tax provision for the six months ended June 30, 2026 and June 30, 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The Company’s 2023 tax year is currently under examination by the IRS. There are currently no proposed adjustments.

8. Common Stock

As of June 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. The Company has not declared any dividends to date.

In June 2026, the Company completed an underwritten public follow-on offering. The offering consisted of 7,222,225 shares of common stock at an offering price to the public of $27.00 per share, including 1,666,669 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 5,555,576 shares of common stock at a public offering price of $26.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $345.0 million and net proceeds of $323.4 million, after deducting underwriting discounts and commissions and other offering expenses.

The Company has completed several underwritten public follow-on offerings, from which shares of common stock and pre-funded warrants were issued. As of June 30, 2026, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	Number of Shares subject to Outstanding Warrants
July 11, 2024	None	$0.0001	285,715
October 27, 2023	None	$0.0001	319,150
April 27, 2023	None	$0.0001	270,270(1)
June 10, 2026	None	$0.0001	5,555,576

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

The Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2026	2025
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	15,442,646	11,130,405
Shares available for grant under the 2019 Plan	2,860,690	2,833,979
Shares available for grant under the 2023 Inducement Plan	566,046	1,516,767
Shares available under the Employee Stock Purchase Plan	3,528,927	2,687,759
Pre-funded warrants issued and outstanding	6,430,711	875,135
Total	28,829,020	19,044,045

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

As of June 30, 2026, the number of shares available for issuance under the 2023 Inducement Plan was 566,046.

2019 Incentive Award Plan

In May 2019, the Company’s board of directors adopted and the Company’s stockholders approved the 2019 Incentive Award Plan (the “2019 Plan”), under which the Company may grant cash and equity-based incentive awards to the Company’s employees, consultants and directors. Following the effectiveness of the 2019 Plan, the Company has not made any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that are forfeited or lapse unexercised and which following the effective date of the 2019 Plan are not issued under the 2015 Plan will be available for issuance under the 2019 Plan.

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

As of June 30, 2026, the number of shares available for issuance under the 2019 Plan was 2,860,690.

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

As of June 30, 2026, the number of shares available for issuance under the ESPP was 3,528,927.

For the three months ended June 30, 2026 and June 30, 2025, the Company recorded $0.2 million and $0.2 million, respectively, of compensation expense related to employee participation in the ESPP. For the six months ended June 30, 2026 and June 30, 2025, the Company recorded $0.4 million and $0.4 million, respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$9,458	$7,131	$17,812	$13,152
General and administrative	7,200	4,737	13,382	8,953
Total stock-based compensation expense	$16,658	$11,868	$31,194	$22,105

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2026	11,130,405	$24.35	7.76	$136.76
Options granted	4,611,341	$31.89
Options exercised	(123,631)	$18.61
Options canceled	(171,600)	$26.83
Options expired	(3,869)	$46.22
Balance, June 30, 2026	15,442,646	$26.61	7.94	$166.01
Exercisable as of June 30, 2026	6,865,798	$23.03	6.59	$101.42
Vested and expected to vest as of June 30, 2026	15,442,646	$26.61	7.94	$166.01

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and June 30, 2025 was $20.85 and $14.02 per share, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2026 and June 30, 2025 was $1.9 million and $0.8 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of June 30, 2026 and December 31, 2025, total unrecognized stock-based compensation expense for stock options was $158.3 million and $96.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.84 years and 2.56 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended June 30,		Six Months Ended
	2026	2025	2026	2025
Expected term	5.5 - 6.1 years	5.5 - 6.1 years	5.5 - 6.1 years	5.5 - 6.1 years
Expected volatility	60.2% - 67.6%	72.6% - 75.8%	60.2% - 70.5%	72.6% - 76.3%
Risk-free interest rate	4.1% - 4.2%	3.8% - 4.1%	3.7% - 4.2%	3.8% - 4.4%
Dividend yield	0%	0%	0%	0%

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

10. Significant Agreements

Novartis License Agreement

In September 2018, the Company entered into a License Agreement with Novartis to develop and commercialize Novartis’ LXS196 (also known as IDE196), a Phase 1 protein kinase C (“PKC”) inhibitor, for the treatment of cancers with GNAQ and GNA11 mutations. The Company renamed Novartis’ LXS196 oncology asset as IDE196, which has a non-proprietary name of darovasertib. Under the license agreement, Novartis granted to the Company a worldwide, exclusive, sublicensable license to research, develop, manufacture, and commercialize certain defined compounds and products, including IDE196 and certain other PKC inhibitors, as well as companion diagnostic products, collectively referred to as the licensed products, for any purpose. The Company paid Novartis an upfront payment of $2.5 million and issued 263,615 shares of its Series B redeemable convertible preferred stock concurrently with the execution of the license agreement.

In March 2025, the FDA granted Breakthrough Therapy designation for darovasertib, a potential first-in-class PKC inhibitor, for the neoadjuvant treatment of adult patients with primary uveal melanoma (“UM”) for whom enucleation has been recommended. Under the license agreement with Novartis, the Company paid Novartis a $1.0 million milestone payment in April 2025.

Subject to completion of certain clinical and regulatory development milestones, the Company agreed to make additional milestone payments in the aggregate of up to $8.0 million, and subject to achievement of certain commercial sales milestones, the Company agreed to make milestone payments in the aggregate of up to $20.0 million. The Company also agreed to pay mid to high single-digit tiered royalty payments based on annual worldwide net sales of licensed products, payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration of the last to expire exclusively licensed patent, the expiration of regulatory exclusivity, and the ten year anniversary of the first commercial sale of such product in such country. The royalty payments are subject to reductions for lack of patent coverage, loss of market exclusivity, and payment obligations for third-party licenses.

The Company owns or controls all commercial rights in its darovasertib program in UM, including in mUM and in primary UM, subject to certain economic obligations pursuant to its exclusive, worldwide license to darovasertib with Novartis.

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Pfizer Inc. (as amended in September 2020, April 2021, September 2021 and May 2023, the “Pfizer Agreement”). Pursuant to the Pfizer Agreement, Pfizer supplies the Company with their MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, the Company is the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

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

Cancer Research UK and University of Manchester Exclusive Option and License Agreement

The Company entered into an exclusive license under the Evaluation, Option and License Agreement with Cancer Research Technology Ltd., also known as Cancer Research United Kingdom Ltd. (“CRT”), and the University of Manchester, pursuant to which the Company holds exclusive worldwide license rights covering a broad class of PARG inhibitors.

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

Gilead Clinical Study Collaboration and Supply Agreement

In November 2023, the Company entered into a Clinical Study Collaboration and Supply Agreement with Gilead Sciences, Inc. (“Gilead”) to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab govitecan-hziy), a Trop-2 directed antibody drug conjugate (“ADC”), in patients having MTAP-deletion urothelial cancer (“UC”), in a Phase 1 clinical trial.

In February 2025, the Company expanded its clinical study collaboration and entered into an additional Clinical Study Collaboration and Supply Agreement with Gilead to evaluate the IDE397 and Trodelvy combination in MTAP-deletion NSCLC.

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

Biocytogen Option and License Agreement

In July 2024, the Company entered into an Option and License Agreement (the “Biocytogen Option and License Agreement”), pursuant to which Biocytogen granted the Company an option for an exclusive worldwide license from Biocytogen to develop and commercialize products in connection with a potential first-in-class B7H3/PTK7 topoisomerase-I-inhibitor-payload BsADC program (the “Option”). Under the terms of the Biocytogen Option and License Agreement, the Company paid Biocytogen an upfront fee and an exercise fee totaling $6.5 million upon exercise of the option. The Company received IND clearance from the FDA for IDE034 in the fourth quarter of 2025. The Company initiated a Phase 1 dose escalation trial in the first quarter of 2026. Dosing of the first patient with IDE034 triggered a $5.0 million milestone payment to Biocytogen, pursuant to the Biocytogen Option and License Agreement.

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

Servier License Agreement

In August 2025, the Company entered into an exclusive license agreement with Servier pursuant to which the Company granted to Servier an exclusive license under certain intellectual property rights controlled by the Company relating to darovasertib to develop and commercialize products in all countries worldwide except for the United States for all diagnostic, prophylactic and therapeutic uses in humans. The Company received an upfront payment of $210.0 million and is eligible to receive development and regulatory milestone payments of up to an aggregate of $100.0 million, commercial milestone payments of up to an aggregate of $220.0 million, clinical trial cost sharing and clinical trial cost reimbursement, and royalties on net sales of products outside of the United States ranging from mid-teens to low-twenties percentages. Servier will be responsible for the regulatory and commercial activities for darovasertib outside the United States. The Company and Servier will collaborate on the development of darovasertib and share the associated costs. The Company retains all rights to darovasertib in the United States. The Servier license agreement will remain in effect on a product-by-product and country-by-country basis until expiration of royalty obligations.

AstraZeneca Clinical Supply and Collaboration Agreement

In April 2026, the Company entered into a Clinical Study Collaboration and Supply Agreement with AstraZeneca plc (“AstraZeneca”) to clinically evaluate IDE849 in combination with AstraZeneca’s Imfinzi® (durvalumab) in extensive-stage small cell lung cancer.

The Company is the study sponsor, and AstraZeneca will provide the supply of Imfinzi®. The Company will bear all internal and external costs and expenses associated with the conduct of the combination study. The Company and AstraZeneca each retain all commercial rights to their respective compounds.

Roche Clinical Supply and Collaboration Agreement

In May 2026, the Company entered into a Clinical Study Collaboration and Supply Agreement with F. Hoffmann-La Roche Ltd. (“Roche”) to clinically evaluate IDE892 in combination with RG6505, a pan-RAS inhibitor, in patients with pancreatic ductal adenocarcinoma (“PDAC”) that carry an MTAP deletion.

The Company is the study sponsor, and Roche will provide the supply of RG6505. The Company will bear all internal and external costs and expenses associated with the conduct of the combination study. The Company and Roche each retain all commercial rights to their respective compounds, including as monotherapy and as combination therapies.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the Servier License Agreement (see Note 10. Significant Agreements).

Servier License Agreement

In connection with the Servier License Agreement entered into in August 2025 (see Note 10 Significant Agreements), the Company recognized $8.9 million and $15.4 million in collaboration revenue for the three and six months ended June 30, 2026, respectively.

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

Contract Balances

The following table presents the changes in the balance of contract assets during the six months ended June 30, 2026 (in thousands):

Contract Assets
Balance as of December 31, 2025	$5,973
Cash received for cost reimbursement	(5,973)
Reclassification to revenue, as the result of performance obligations satisfied	15,417
Balance as of June 30, 2026	$15,417

Transaction price allocated to the remaining performance obligations

At inception of the Servier License Agreement, the Company determined that the transaction price included the upfront payment and the estimated reimbursable program costs. The remaining aggregated performance obligation as of June 30, 2026 was $147.0 million, $31.3 million of which is expected to be satisfied over the next 12 months. The following table presents the transaction price allocated to the remaining performance obligations as of June 30, 2026 (in thousands):

Remaining Performance Obligations	Allocation of Transaction Price
Research and Development Services	$146,992
Total transaction price allocated to the remaining performance obligations	$146,992

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

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(112,452)	$(77,491)	$(210,991)	$(149,669)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	92,061,452	88,472,197	90,389,890	88,414,586
Net loss per share attributable to common stockholders, basic and diluted	$(1.22)	$(0.88)	$(2.33)	$(1.69)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and six months ended June 30, 2026.

The following table summarizes potential shares of common stock that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect on those periods:

	Six Months Ended June 30,
	2026	2025
Options to purchase common stock	15,442,646	11,255,169

13. Segment Information

The Company operates and manages its business as one operating and reportable segment, which is the business of research and development for oncology-focused precision medicine. The Company’s chief operating decision maker (“CODM”) is its Chairman and Chief Executive Officer. The Company’s measure of segment profit or loss is net income (loss). For purposes of evaluating performance and allocating resources, the CODM reviews the financial information and evaluates net income against comparable prior periods and the Company’s forecast. All of the Company's long-lived assets are primarily located in the United States.

In addition to the significant expense categories included within net income presented on the Company's statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Three Months Ended
	June 30, 2026	March 31, 2026
External clinical development expenses(1):
Darovasertib	$32,123	$23,332
IDE397	2,893	3,515
IDE161	1,976	1,607
IDE849	7,397	4,765
IDE892	3,982	2,180
IDE034	3,205	6,808
IDE574	3,222	3,052
Personnel related and stock-based compensation	21,848	20,072
Other research and development expenses(2)	32,043	30,395
Total research and development expenses	$108,689	$95,726

	Six Months Ended
	June 30, 2026	June 30, 2025
External clinical development expenses(1):
Darovasertib	$55,456	$48,109
IDE397	6,407	7,531
IDE161	3,583	4,016
IDE849	12,162	685
IDE892	6,162	2,020
IDE034	10,013	106
IDE574	6,274	1,253
Personnel related and stock-based compensation	41,920	33,015
Other research and development expenses(2)	62,438	48,377
Total research and development expenses	$204,415	$145,112

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

14. Subsequent Events

The Company evaluated all subsequent events from June 30, 2026 through the filing date of this Quarterly Report on Form 10-Q and determined there were no significant events that required recognition or disclosure.

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

Our current clinical pipeline of potential first-in-class product candidates spans four focus areas, as described below.

Darovasertib for Uveal Melanoma

Darovasertib is an oral, potent and selective small molecule inhibitor of protein kinase C and our most advanced clinical program. We are developing darovasertib for uveal melanoma (UM), a rare, aggressive form of ocular cancer, in both the metastatic and pre-metastatic settings of UM, as described below.

•
Metastatic UM (mUM). We are evaluating darovasertib in combination with crizotinib, Pfizer’s oral c-MET inhibitor, in a potentially registration-enabling, Phase 2/3 trial (OptimUM-02) for human leukocyte antigen-A*02:01 negative (HLA*A2(-)), patients with first line mUM. In April 2026, we reported positive topline data from the OptimUM-02, which met its primary endpoint demonstrating as statistically significant improvement in median progression free survival as assessed by blinded independent central review. We presented complete data from the primary analysis of the OptimUM-02 trial in a late-breaking oral presentation at the 2026 American Society of Clinical Oncology meeting in Chicago, Illinois.

We plan to complete a new drug application (NDA) submission in the second half of 2026 to support a potential U.S. approval. Pursuant to Food and Drug Administration's (FDA) authorization, we have begun pre-submitting components of the NDA under the Oncology Center of Excellence Real-Time Oncology Review program (RTOR), which allows an applicant to pre-submit components of its NDA for review before the complete filing is submitted to provide a more efficient review process and ensure safe and effective treatments are available to patients as early as possible.

We are also evaluating the combination of darovasertib and crizotinib in HLA*A2:01 positive (HLA*A2(+)), mUM patients in our ongoing, single-arm Phase 2 OptimUM-01 trial. We plan to present updated clinical data from this trial at the 2026 European Society for Medical Oncology (ESMO) Congress being held in October in Madrid, Spain. These data will be included as part of our NDA submission to the FDA to support regulatory discussions that have the potential to expand the labeled indication of darovasertib. We also plan to publish data from OptimUM-01 for potential inclusion in clinical practice guidelines to support potential use of the combination in certain HLA*A2(+) mUM patients. Inclusion in the clinical practice guidelines, if achieved, is intended to provide healthcare professionals with an evidence-based rationale to consider use of darovasertib in appropriate patients, and may support payer coverage for such patients.

Neoadjuvant UM. We are evaluating single-agent darovasertib in the neoadjuvant setting of primary UM, where the goal of treatment is to prevent enucleation (surgical eye removal), preserve vision prior to and post-plaque brachytherapy and potentially delay or prevent progression to metastatic disease. We plan to present updated clinical data at ESMO from the ongoing Phase 2 OptimUM-09 trial of neoadjuvant darovasertib. Based on ongoing patient recruitment considerations for the global Phase 3 OptimUM-10 trial we are assessing optimal capital allocation across our portfolio, including accelerating investment into other high-value programs. As part of this assessment, we are evaluating whether published data from the OptimUM-09 trial could provide a pathway for inclusion in clinical practice guidelines, supporting the use and payer coverage of darovasertib in the neoadjuvant setting of primary uveal melanoma. If successful, this approach has the potential to accelerate patient access while reducing the investment required to support clinical utility in this setting.

•
Adjuvant UM. In collaboration with our partner, Servier, we have initiated a global Phase 3 registrational trial (OptimUM-11) of darovasertib and crizotinib in the adjuvant setting of primary UM. The trial is expected to enroll approximately 450 primary UM patients with increased risk of metastasis, irrespective of HLA status, randomized 1:1 to 12 months treatment with the combination or observation. The primary endpoint of the trial is relapse-free survival.

Antibody-Drug Conjugates / DNA Damage Response Combinations

•
IDE849 is a potential first-in-class, DLL3 TOP1 ADC being evaluated by our partner, Hengrui Pharma, in a multi-site, open label Phase 1 clinical trial in China in patients with small-cell lung cancer (SCLC) and neuroendocrine carcinomas (NEC). Hengrui plans to provide a clinical data update from this trial at ESMO, and is targeting to initiate a Phase 3 registrational trial in China in refractory SCLC by the end of 2026. We are also conducting a global Phase 1/2 trial of IDE849 in SCLC and NEC and plan to provide our first clinical data from this trial in the second half of the year. We are also having discussions with the FDA to align on the design of a Phase 3 registrational trial of IDE849 in refractory SCLC and/or NEC, and plan to provide more detail on the proposed trial design with our data update in the second half of the year, with the goal of initiating the registrational trial by the end of 2026.

•
IDE034 is a potential first-in-class, B7H3/PTK7 bispecific TOP1 ADC. We are currently conducting a Phase 1 dose escalation trial and are targeting to provide a clinical data update by the end of 2026 or early 2027. Dosing of the first patient with IDE034 in the first quarter of 2026 triggered a $5.0 million milestone payment to Biocytogen, pursuant to our Option and License Agreement.

•
IDE161 is a potential first-in-class, oral small molecule poly (ADP-ribose) glycohydrolase (PARG) inhibitor in a Phase 1 dose optimization trial to inform combination studies with IDE849 and other TOP1-based ADCs where PARG inhibition may synergize with the payload to deepen responses. We are conducting a Phase 1 clinical combination trial of IDE161 with IDE849 in SCLC, NEC, and potentially other DLL3-overexpressing solid tumors. We may also evaluate clinical combinations of IDE161 with IDE034 (B7H3/PTK7) and potentially other TOP1 ADCs in collaboration with third parties.

Methylthioadenosine phosphorylase (MTAP) Deficiency

•
IDE892 is a potential first-in-class, oral small molecule MTA-cooperative inhibitor of protein arginine methyltransferase 5 (PRMT5) being developed for patients with MTAP-deleted solid tumors. We are currently evaluating IDE892 both as a monotherapy and in combination with IDE397, our proprietary inhibitor of MAT2A, in Phase 1/2 dose escalation trials in MTAP-deleted cancers, with a focus on pancreatic ductal adenocarcinoma (PDAC) and non-small cell lung cancer (NSCLC). In May 2026, we entered into a Clinical Supply Collaboration Agreement with Roche to evaluate IDE892 in combination with RG6505, Roche's Phase 1 pan-RAS inhibitor, in MTAP-deleted, RAS-mutant PDAC. We are targeting to begin a Phase 1 combination trial in the second half of 2026.

•
IDE397 is a potential first-in-class, oral small molecule inhibitor of methionine adenosyltransferase 2a (MAT2A), which we are developing for patients with MTAP-deleted solid tumors. IDE397 is currently being evaluated in a Phase 1/2 combination cohort with IDE892 in MTAP-deleted cancers. Expansion is planned by the end of 2026 or early 2027, with an initial clinical focus on MTAP-deleted NSCLC. Dual inhibition of MAT2A and PRMT5 has demonstrated durable and well-tolerated tumor regressions in preclinical MTAP-deleted tumor models, including in NSCLC.

KAT6/7

•
IDE574 is a potential first-in-class, oral small molecule equipotent dual inhibitor of the lysine acetyltransferase (KAT) 6 and 7, both of which have been shown to support cancer cell survival. We are currently conducting a Phase 1 dose escalation trial in patients with breast, lung, prostate and colorectal cancers.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received under our former collaboration agreement with GSK and the upfront payment received from Servier under the Servier License Agreement. As of June 30, 2026, we had cash, cash equivalents and marketable securities of approximately $1.24 billion, consisting primarily of money market funds, U.S. government securities, commercial paper and corporate bonds.

Since our inception in June 2015, we have devoted substantially all of our resources to discovering and developing our product candidates. We have incurred significant operating losses to date and expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development; seek regulatory approval and prepare for, and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. For information about our specific program costs and expenses, see Note 10. Significant Agreements and Note 13. Segment Information.

Our net losses were $211.0 million and $149.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $947.5 million.

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

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed on August 4, 2026.

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

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include certain payroll and personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expenses for our research and product development employees, fees to third parties to conduct certain research and development activities on our behalf including fees to CMOs and CROs in support of manufacturing and clinical activity for darovasertib, IDE397, IDE849, IDE161, IDE892, IDE034, and IDE574 and consulting costs, costs for laboratory supplies, costs for product licenses and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

	Three Months Ended
	June 30, 2026	March 31, 2026
External clinical development expenses(1):
Darovasertib	$32,123	$23,332
IDE397	2,893	3,515
IDE161	1,976	1,607
IDE849	7,397	4,765
IDE892	3,982	2,180
IDE034	3,205	6,808
IDE574	3,222	3,052
Personnel related and stock-based compensation	21,848	20,072
Other research and development expenses(2)	32,043	30,395
Total research and development expenses	$108,689	$95,726

	Six Months Ended
	June 30, 2026	June 30, 2025
External clinical development expenses(1):
Darovasertib	$55,456	$48,109
IDE397	6,407	7,531
IDE161	3,583	4,016
IDE849	12,162	685
IDE892	6,162	2,020
IDE034	10,013	106
IDE574	6,274	1,253
Personnel related and stock-based compensation	41,920	33,015
Other research and development expenses(2)	62,438	48,377
Total research and development expenses	$204,415	$145,112

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 and the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is presented below.

Comparison of Three Months Ended June 30, 2026 and March 31, 2026

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2026	March 31, 2026	Change	% Change
Revenue:
Collaboration revenue	$8,857	$6,560	$2,297	35%
Operating expenses:
Research and development	108,689	95,726	12,963	14%
General and administrative	22,459	19,378	3,081	16%
Loss from operations	(122,291)	(108,544)	(13,747)	(13%)
Interest income and other income, net	9,839	10,005	(166)	(2%)
Net loss	$(112,452)	$(98,539)	$(13,913)	(14%)

Collaboration Revenue

Collaboration revenue increased by $2.3 million, or 35%, during the three months ended June 30, 2026 compared to the three months ended March 31, 2026 as a result of revenue recognized from the Servier License Agreement. In connection with the Servier License Agreement, we recognized revenue related to amounts allocated to the two research and development service performance obligations over time, as the underlying services are performed over the period through the completion of program development activities.

Research and Development Expenses

Research and development expenses increased by $13.0 million, or 14% during the three months ended June 30, 2026 compared to the three months ended March 31, 2026 primarily due to $11.2 million in fees paid to CROs and consultants related to the advancement of our lead product candidates through preclinical and clinical studies and $1.8 million in personnel-related expenses, including salaries, benefits and stock-based compensation, to support our growth and research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 16%, during the three months ended June 30, 2026 compared to the three months ended March 31, 2026 primarily due to increases of $1.7 million in personnel-related expenses, including salaries, benefits and stock-based compensation, $0.8 million in facilities and information technology expenses, to support our growth, and $0.6 million in consulting fees primarily related to support darovasertib commercial preparation activities.

Interest Income and Other Income, Net

Interest income decreased by $0.2 million, or 2%, during the three months ended June 30, 2026 compared to the three months ended March 31, 2026, primarily due to lower average investment balances during the three months ended June 30, 2026.

Comparison of Six Months Ended June 30, 2026 and June 30, 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Revenue:
Collaboration revenue	$15,417	$—	$15,417	100%
Operating expenses:
Research and development	204,415	145,112	59,303	41%
General and administrative	41,837	28,083	13,754	49%
Loss from operations	(230,835)	(173,195)	(57,640)	(33%)
Interest income and other income, net	19,844	23,526	(3,682)	(16%)
Net loss	$(210,991)	$(149,669)	$(61,322)	(41%)

Collaboration Revenue

Collaboration revenue increased by $15.4 million for the six months ended June 30, 2026 as a result of revenue recognized from the Servier License Agreement. In connection with the Servier License Agreement, we recognized revenue related to amounts allocated to the two research and development services performance obligations over time, as the underlying services are performed over the period through the completion of program development activities.

Research and Development Expenses

Research and development expenses increased by $59.3 million, or 41%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to increases of $47.5 million in fees paid to CROs, consultants and milestone fees related to the advancement of our lead product candidates through preclinical and clinical studies, $8.9 million in personnel-related expenses, including salaries, benefits and stock-based compensation, $2.9 million in costs for facilities and information technology to support our growth and research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $13.8 million, or 49%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in general and administrative expenses was primarily due to increases of $6.4 million in personnel-related expenses, including salaries, benefits and stock-based compensation, $6.1 million in consulting services primarily related to support darovasertib commercial preparation activities and company growth, and $1.3 million in legal patent expenses.

Interest Income and Other Income, Net

Interest income decreased by $3.7 million, or 16%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to lower interest rates and lower investment balances during the six months ended June 30, 2026.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received under our former collaboration agreement with GSK and the upfront payment received from Servier under the Servier License Agreement. As of June 30, 2026, we had cash, cash equivalents and marketable securities of approximately $1.24 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

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

During the six months ended June 30, 2026, we sold an aggregate of 1,196,423 shares of our common stock for aggregate net proceeds of $33.1 million at a weighted average sales price of approximately $28.38 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

As of June 30, 2026, approximately $122.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement.

We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

On June 10, 2026, we completed an underwritten public follow-on offering. The offering consisted of 7,222,225 shares of common stock at an offering price to the public of $27.00 per share, including 1,666,669 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 5,555,576 shares of common stock at a public offering price of $26.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $345.0 million and net proceeds of $323.4 million, after deducting underwriting discounts and commissions and other offering expenses.

Material Cash Requirements

We have primarily incurred net losses since our inception. For the six months ended June 30, 2026 and June 30, 2025, we had net losses of $211.0 million and $149.7 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2026, we had an accumulated deficit of $947.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies and testing, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material. We also enter into lease agreements for office and lab space, the terms of which are described in Note 5. Operating Leases.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(163,381)	$(122,816)
Investing activities	(36,980)	125,735
Financing activities	360,391	27,348
Net increase in cash, cash equivalents and restricted cash	$160,030	$30,267

Cash Flows from Operating Activities

Net cash used in operating activities was $163.4 million for the six months ended June 30, 2026. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $211.0 million, adjusted for net non-cash charges of $31.2 million and changes in net operating assets and liabilities of $16.4 million. Our non-cash charges consisted of $31.2 million in stock-based compensation, $1.4 million in depreciation and $0.9 million of the amortization of right-of-use assets, partially offset by $2.2 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities was primarily of cash inflows resulting from a $1.4 million increase in lease liabilities, $11.9 million increase in accounts payable, $2.0 million decrease in prepaid expenses and other assets and $10.5 million increase in accrued and other liabilities due to fees paid to CROs, CMOs and consultants in support of research and manufacturing activities, partially offset by cash outflows resulting from a $9.4 million increase in contract assets related to the Servier License Agreement.

Net cash used in operating activities was $122.8 million for the six months ended June 30, 2025. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $149.7 million, adjusted for net non-cash charges of $18.0 million and changes in net operating assets and liabilities of $8.9 million. Our non-cash charges consisted of $22.1 million in stock-based compensation, $1.3 million in depreciation and $1.0 million of the amortization of right-of-use assets, partially offset by $6.5 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities was primarily due to cash inflows from $2.4 million in accounts payable, $7.7 million accrued and other liabilities in support of research and manufacturing activities and $1.2 million in lease liabilities, partially offset by outflows of $2.5 million in prepaid and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $37.0 million for the six months ended June 30, 2026, which consisted primarily of $356.0 million used to purchase marketable securities and $1.8 million used to purchase property and equipment, partially offset by $320.9 million provided by maturities of marketable securities.

Net cash provided by investing activities was $125.7 million for the six months ended June 30, 2025, which consisted primarily of $232.8 million used to purchase marketable securities and $2.0 million used to purchase property and equipment, offset by $360.5 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $360.4 million for the six months ended June 30, 2026, which consisted primarily of $183.2 million of net proceeds from issuance of common stock upon public offering, $141.0 million of proceeds from issuance of pre-funded warrants, $33.2 million in net proceeds from at-the-market offerings, $2.0 million in proceeds from exercise of common stock options and $0.9 million in proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 17, 2026. For the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2026, we had cash, cash equivalents and marketable securities of approximately $1.24 billion, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily less than three years and our holdings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the quarter ended June 30, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/17/2026	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

4.7	Form of June 2026 Pre-funded Warrant	8-K	6/10/2026	4.1

10.1#	Non-Employee Director Compensation Program				X

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

IDEAYA Biosciences, Inc.

Date: August 4, 2026	By:	/s/ Yujiro Hata
Yujiro Hata
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Joshua Bleharski, Ph.D.
Joshua Bleharski, Ph.D.
Chief Financial Officer
(Principal Financial Officer)