Form 10-Q
period 2026-09-30
IDEAYA Biosciences, Inc.
filed 2026-11-03
CIK 1676725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 96,694,575 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including those of our following product candidates: darovasertib (PKC), IDE397 (MAT2A), IDE849 (DLL3), IDE161 (PARG), IDE892 (PRMT5), IDE034 (B7H3/PTK7), and IDE574 (KAT6/7);
•
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
•
our expectations about the impact of macroeconomic developments, such as health epidemics or pandemics, macroeconomic uncertainties, social unrest, geopolitical hostilities, natural disasters or other catastrophic events, on our business and operations, including clinical trials, manufacturing suppliers and collaborators, and on our results of operations and financial condition;
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
•
the timing and amount of any milestone, royalty or other payments we may or may not receive pursuant to any current or future collaboration or license agreement, including under our License Agreement with Les Laboratoires Servier (Servier License Agreement);
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including our Clinical Study Supply and Collaboration Agreement with AstraZeneca plc (AstraZeneca), our Clinical Study Supply and Collaboration Agreement

with F. Hoffmann-La Roche Ltd. (Roche), our Clinical Study Supply and Collaboration Agreement with Genentech, Inc. (Genentech), our Clinical Trial Collaboration and Supply Agreements with Pfizer, Inc. (Pfizer), our License Agreement with Novartis, our Option and License Agreement with Cancer Research Technology Ltd. and the University of Manchester, our Option and License Agreement with Biocytogen Pharmaceuticals (Beijing) Co. Ltd. (Biocytogen), our License Agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma), and our License Agreement with Les Laboratories Servier (Servier);
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

IDEAYA Biosciences, Inc.

Form 10-Q for Quarterly Period Ended September 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED).

IDEAYA Biosciences, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$261,452	$112,825
Short-term marketable securities	577,089	526,563
Prepaid expenses and other current assets	23,182	21,366
Contract assets	10,242	5,973
Total current assets	871,965	666,727
Restricted cash	1,281	1,015
Long-term marketable securities	312,286	410,297
Property and equipment, net	7,942	8,217
Right-of-use assets	21,637	22,942
Other non-current assets	909	126
Total assets	$1,216,020	$1,109,324
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,039	$17,584
Accrued liabilities	72,215	40,892
Operating lease liabilities, current	2,151	339
Total current liabilities	96,405	58,815
Long-term operating lease liabilities	27,552	27,575
Total liabilities	123,957	86,390
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 96,649,978 and 87,796,561 shares issued and outstanding as of September 30, 2026 and December 31, 2025	10	9
Additional paid-in capital	2,170,216	1,757,197
Accumulated other comprehensive (loss) income	(4,884)	2,267
Accumulated deficit	(1,073,279)	(736,539)
Total stockholders’ equity	1,092,063	1,022,934
Total liabilities and stockholders’ equity	$1,216,020	$1,109,324

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$10,242	$207,834	$25,660	$207,834
Total revenue	10,242	207,834	25,660	207,834
Operating expenses
Research and development	121,576	82,993	325,991	228,105
General and administrative	26,298	16,389	68,135	44,472
Total operating expenses	147,874	99,382	394,126	272,577
Loss from operations	(137,632)	108,452	(368,466)	(64,743)
Other income
Interest income and other income, net	11,883	10,792	31,726	34,318
Net income (loss)	$(125,749)	$119,244	$(336,740)	$(30,425)
Unrealized (losses) gains on marketable securities	(3,214)	531	(7,151)	1,240
Comprehensive income (loss)	$(128,963)	$119,775	$(343,891)	$(29,185)
Net income (loss) per common share, basic	$(1.22)	$1.35	$(3.56)	$(0.34)
Weighted-average common shares outstanding, basic	102,944,175	88,526,781	94,620,638	88,452,395
Net income (loss) per common share, diluted	$(1.22)	$1.33	$(3.56)	$(0.34)
Weighted-average common shares outstanding, diluted	102,944,175	89,690,878	94,620,638	88,452,395

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock			Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares		Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of June 30, 2026	96,375,637		$10	$2,148,095	$(1,670)	$(947,530)	$1,198,905
Issuance costs related to at-the-market offering program	—		—	(163)	—	—	(163)
Issuance costs related to public offering	—		—	(64)	—	—	(64)
Issuance of common stock upon exercise of stock options	274,341		—	4,618	—	—	4,618
Stock-based compensation	—		—	17,730	—	—	17,730
Other comprehensive loss	—		—	—	(3,214)	—	(3,214)
Net loss	—					(125,749)	(125,749)
Balances as of September 30, 2026	96,649,978		$10	$2,170,216	$(4,884)	$(1,073,279)	$1,092,063

Balances as of June 30, 2025	87,641,776	9	$9	$1,730,633	$1,521	$(772,510)	$959,653
Issuance of common stock related to at-the-market offering program, net of issuance costs	24,632		—	(84)	—	—	(84)
Issuance of common stock upon exercise of stock options	—		—	473	—	—	473
Stock-based compensation	—		—	12,217	—	—	12,217
Other comprehensive income	—		—	—	531	—	531
Net income	—		—	—	—	119,244	119,244
Balances as of September 30, 2025	87,666,408		$9	$1,743,239	$2,052	$(653,266)	$1,092,034

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	87,796,561	$9	$1,757,197	$2,267	$(736,539)	$1,022,934
Issuance of common stock upon follow-on public offering	7,222,225	1	182,332	—	—	182,333
Issuance of pre-funded warrants for the purchase of common stock	—	—	141,000	—	—	141,000
Issuance of common stock related to at-the-market offering program	1,196,423	—	32,921	—	—	32,921
Issuance of common stock upon exercise of stock options	397,972	—	6,919	—	—	6,919
Employee stock purchase plan (ESPP) purchase	36,797	—	922	—	—	922
Stock-based compensation	—	—	48,925	—	—	48,925
Other comprehensive loss	—	—	—	(7,151)	—	(7,151)
Net loss	—	—	—	—	(336,740)	(336,740)
Balances as of September 30, 2026	96,649,978	$10	$2,170,216	$(4,884)	$(1,073,279)	$1,092,063

Balances as of December 31, 2024	86,503,509	$9	$1,681,167	$812	$(622,841)	$1,059,147
Issuance of common stock related to at-the-market offering program, net of issuance costs	984,000	—	24,914	—	—	24,914
Issuance of common stock upon exercise of stock options	130,409	—	2,016	—	—	2,016
Employee stock purchase plan (ESPP) purchase	48,490	—	820	—	—	820
Stock-based compensation	—	—	34,322	—	—	34,322
Other comprehensive income	—	—	—	1,240	—	1,240
Net loss	—	—	—	—	(30,425)	(30,425)
Balances as of September 30, 2025	87,666,408	$9	$1,743,239	$2,052	$(653,266)	$1,092,034

The accompanying notes are an integral part of these condensed financial statements.

IDEAYA Biosciences, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(336,740)	$(30,425)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,990	1,979
Net accretion of discounts on marketable securities	(3,440)	(8,452)
Stock-based compensation	48,925	34,322
Amortization of right-of-use assets	1,305	1,417
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,600)	(2,278)
Accounts payable	4,443	3,555
Accrued and other liabilities	31,735	15,226
Contract assets	(4,269)	2,166
Lease liabilities	1,789	1,888
Net cash (used in) provided by operating activities	(256,862)	19,398
Cash flows from investing activities
Purchases of property and equipment, net	(2,106)	(2,035)
Purchases of marketable securities	(419,408)	(371,751)
Maturities of marketable securities	463,183	541,288
Net cash (used in) provided by investing activities	41,669	167,502
Cash flows from financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	182,333	—
Proceeds from issuance of pre-funded warrants	141,000	—
Proceeds from issuance of common stock related to at-the-market offering program, net of issuance costs	32,912	24,901
Proceeds from exercise of common stock options	6,919	1,928
Proceeds from ESPP purchase	922	820
Net cash (used in) provided by financing activities	364,086	27,649
Net increase in cash, cash equivalents and restricted cash	148,893	214,549
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, at beginning of period	113,840	85,183
Cash, cash equivalents and restricted cash, at end of period	$262,733	$299,732

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$261,452	$298,927
Restricted cash	1,281	805
Cash, cash equivalents and restricted cash	$262,733	$299,732

Supplemental non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a new operating lease liability	$—	$6,186
Purchases of property and equipment in accounts payable and accrued liabilities	$671	$629

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

During the nine months ended September 30, 2026, the Company sold an aggregate of 1,196,423 shares of the Company's common stock for aggregate net proceeds of $32.9 million at a weighted average sales price of approximately $28.38 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

As of September 30, 2026, approximately $122.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement. The Company may cancel its at-the-market offering program at any time upon written notice, pursuant to its terms.

Liquidity

The Company has primarily incurred significant losses and negative cash flows from operations in most periods since inception and had an accumulated deficit of $1,073.3 million as of September 30, 2026.

The Company has financed its operations primarily through the sale and issuance of common stock, the upfront payment and certain milestone payments received under the Company's former collaboration agreement with GlaxoSmithKline and the upfront payment received from Servier under the Servier License Agreement.

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

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of approximately $1.15 billion. Management believes that the Company’s current cash, cash equivalents and marketable securities will be sufficient to fund its planned operations for at least twelve months from the date of the issuance of this Quarterly Report on Form 10-Q.

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

Unaudited Condensed Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2026 and September 30, 2025 is unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2026 and December 31, 2025, its results of operations for the three and nine months ended September 30, 2026 and September 30, 2025 and cash flows for the nine months ended September 30, 2026 and September 30, 2025. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that the products will receive the necessary approvals, or that any approved products will be commercially viable. If the Company was denied approval, if approval were delayed or if the Company was unable to maintain approval, it could have a material adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

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

In December 2025, the FASB issued ASU 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify interim disclosure requirements, the applicability of ASC 270 and the form and content of interim financial statements in accordance with GAAP. The guidance creates a comprehensive list of interim disclosures required under GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. For public business entities, the amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued. The Company is currently evaluating the effect of adopting this ASU.

In December 2025, the FASB issued ASU 2025-12 — Codification Improvements to clarify, correct errors in or make other minor improvements to a broad range of topics in the ASC that is intended to make it easier to understand and apply, including ASC 260, Earnings Per Share, ASC 325, Investments – Other, and ASC 958, Not-for-Profit Entities. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued. The Company is currently evaluating the effect of adopting this ASU.

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

As of September 30, 2026, financial assets measured and recognized at fair value are as follows (in thousands):

		September 30, 2026
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
U.S. government securities	Level 2	$419,894	$1	$(2,462)	$417,433
Corporate bonds	Level 2	432,018	1	(2,363)	429,656
Commercial paper	Level 2	137,473	—	(61)	137,412
Subtotal		989,385	2	(4,886)	984,501
Money market funds	Level 1	150,676	—	—	150,676
Cash		15,650	—	—	15,650
Total fair value of assets		$1,155,711	$2	$(4,886)	$1,150,827
Included in cash and cash equivalents(1)		261,468	—	(16)	261,452
Included in marketable securities, current(2)		578,898	2	(1,811)	577,089
Included in marketable securities, non-current(3)		315,345	—	(3,059)	312,286
Total fair value of assets		$1,155,711	$2	$(4,886)	$1,150,827

(1) $95.1 million of commercial paper was included in cash and cash equivalents on the condensed balance sheet due to securities with purchase dates within 90 days of maturity dates.

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

As of September 30, 2026 and December 31, 2025, all marketable securities had a remaining maturity of less than three years. There were no financial liabilities measured and recognized at fair value as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, certain securities were held in an unrealized loss position. Based on review of the portfolio of marketable securities and the creditworthiness of the underlying issuer, the Company determined that the decline in fair value below cost did not result from credit-related factors. Additionally, the Company does not intend to sell these securities, nor will it be required to sell before recovery of the amortized cost basis at maturity. As a result, no credit-related losses have been recognized for any of the periods presented.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(In Years)	2026	2025
Laboratory equipment	5	$15,945	$15,062
Computer equipment	3	540	503
Software	3	351	267
Leasehold improvements	Shorter of useful life or lease term	5,166	5,124
Furniture and fixtures	5	2,186	1,517
Total property and equipment		24,188	22,473
Less: Accumulated depreciation and amortization		(16,246)	(14,256)
Property and equipment, net		$7,942	$8,217

Depreciation and amortization expense was $0.7 million and $0.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Depreciation and amortization expense was $2.0 million and $2.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development expenses	$54,444	$26,508
Accrued salaries and benefits	12,733	11,198
Legal and professional fees	4,388	2,124
Other	650	1,062
Accrued liabilities	$72,215	$40,892

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

Future minimum lease payments under operating leases included on the Company's condensed balance sheet are as follows:

As of September 30, 2026	Operating Leases
2026	$1,316
2027	5,379
2028	5,248
2029	5,323
2030	5,509
Thereafter	22,956
Total future minimum lease payments	45,731
Less: imputed interest	(16,028)
Total operating lease liabilities	$29,703

The following table summarizes other information about the Company’s operating leases:

	As of
	September 30, 2026	December 31, 2025
Remaining Lease Term	8.0	8.6
Discount Rate	11.5%	11.5%

Operating lease costs were $1.2 million and $1.2 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Operating lease costs were $3.7 million and $3.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Variable lease costs were $0.7 million and $0.5 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Variable lease costs were $1.2 million and $1.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Variable lease costs represent additional costs incurred, related to administration, maintenance and property tax costs, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

During the nine months ended September 30, 2026 and September 30, 2025, cash paid for amounts included in the measurement of lease liabilities was $0.7 million and $0.3 million, respectively.

6. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business with vendors, clinical trial sites and other parties. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. The term of these indemnification agreements is generally perpetual following execution. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has not recorded a liability related to such indemnification agreements as of September 30, 2026.

7. Income Taxes

The Company did not record a federal or state income tax provision for the nine months ended September 30, 2026 and September 30, 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

The Company’s 2023 tax year is currently under examination by the IRS. There are currently no proposed adjustments.

8. Common Stock

As of September 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors. The Company has not declared any dividends to date.

In June 2026, the Company completed an underwritten public follow-on offering. The offering consisted of 7,222,225 shares of common stock at an offering price to the public of $27.00 per share, including 1,666,669 shares of common stock issued upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 5,555,576 shares of common stock at a public offering price of $26.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $345.0 million and net proceeds of $323.4 million, after deducting underwriting discounts and commissions and other offering expenses.

The Company has completed several underwritten public follow-on offerings, from which shares of common stock and pre-funded warrants were issued. As of September 30, 2026, the following aggregate warrants to purchase shares of the Company’s common stock were issued and outstanding:

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

The Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2026	2025
Exercise of outstanding options under the 2015, 2019 and 2023 Plans	15,444,372	11,130,405
Shares available for grant under the 2019 Plan	2,896,792	2,833,979
Shares available for grant under the 2023 Inducement Plan	3,253,877	1,516,767
Shares available under the Employee Stock Purchase Plan	2,074,507	2,687,759
Pre-funded warrants issued and outstanding	6,430,711	875,135
Total	30,100,259	19,044,045

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

In June 2024, the Company amended the 2023 Inducement Plan, increasing the number of shares available for issuance by 1,000,000. In May 2025, the Company further amended the 2023 Inducement Plan, increasing the number of shares available for issuance by 2,000,000. In August 2026, the Company further amended the 2023 Inducement Plan, increasing the number of shares available for issuance by 3,000,000.

As of September 30, 2026, the number of shares available for issuance under the 2023 Inducement Plan was 3,253,877.

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

As of September 30, 2026, the number of shares available for issuance under the 2019 Plan was 2,896,792.

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

As of September 30, 2026, the number of shares available for issuance under the ESPP was 2,074,507.

For the three months ended September 30, 2026 and September 30, 2025, the Company recorded $0.2 million and $0.2 million, respectively, of compensation expense related to employee participation in the ESPP. For the nine months ended September 30, 2026 and September 30, 2025, the Company recorded $0.6 million and $0.6 million, respectively, of compensation expense related to employee participation in the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded related to awards granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$10,107	$7,178	$27,920	$20,330
General and administrative	7,623	5,039	21,005	13,992
Total stock-based compensation expense	$17,730	$12,217	$48,925	$34,322

Stock Options

Activity under the Company’s 2015 and 2019 Plans and 2023 Inducement Plan is set forth below:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance, January 1, 2026	11,130,405	$24.35	7.76	$136.76
Options granted	5,057,941	$32.38
Options exercised	(397,972)	$17.39
Options canceled	(323,874)	$27.48
Options expired	(22,128)	$44.84
Balance, September 30, 2026	15,444,372	27.06	7.70	191.55
Exercisable as of September 30, 2026	7,123,845	$23.50	6.39	$116.40
Vested and expected to vest as of September 30, 2026	15,444,372	$27.06	7.70	$191.55

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and September 30, 2025 was $21.01 and $14.18 per share, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2026 and September 30, 2025 was $8.0 million and $0.9 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

As of September 30, 2026 and December 31, 2025, total unrecognized stock-based compensation expense for stock options was $148.5 million and $96.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.71 years and 2.56 years, respectively.

Black-Scholes Assumptions

The fair values of options were calculated using the assumptions set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term	6.08 years	6.1 years	5.50- 6.08 years	5.5 - 6.1 years
Expected volatility	59.7% - 60.6%	75.0% - 75.4%	59.7% - 70.5%	72.7% - 76.3%
Risk-free interest rate	4.5% - 5.1%	3.8% - 4.1%	3.7%- 5.1%	3.8% - 4.4%
Dividend yield	0%	0%	0%	0%

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

In the third quarter of 2026, the Company completed the darovasertib mUM new drug application (“NDA”) submission to the FDA. Under the license agreement with Novartis, the Company paid a $2.0 million milestone payment.

Subject to completion of certain clinical and regulatory development milestones, the Company will pay additional milestone payments in the aggregate of up to $6.0 million, and subject to achievement of certain commercial sales milestones, the Company will pay milestone payments in the aggregate of up to $20.0 million. The Company will also pay mid to high single-digit tiered royalty payments based on annual worldwide net sales of licensed products, payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration of the last to expire exclusively licensed patent, the expiration of regulatory exclusivity, and the ten year anniversary of the first commercial sale of such product in such country. The royalty payments are subject to reductions for lack of patent coverage, loss of market exclusivity, and payment obligations for third-party licenses.

The Company owns or controls all commercial rights in its darovasertib program in UM in the United States, including in mUM and in primary UM, subject to certain economic obligations pursuant to its exclusive, worldwide license to darovasertib with Novartis. Outside of the United States, the Company has granted Servier an exclusive license to develop and commercialize darovasertib pursuant to the Servier License Agreement (see "Servier License Agreement" below).

Pfizer Clinical Trial Collaboration and Supply Agreements

In March 2020, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Pfizer Inc. (as amended in September 2020, April 2021, September 2021 and May 2023, the “Pfizer Agreement”). Pursuant to the Pfizer Agreement, Pfizer supplies the Company with its MEK inhibitor, binimetinib, and their cMET inhibitor, crizotinib, to evaluate combinations of darovasertib independently with each of the Pfizer compounds, in patients with tumors harboring activating GNAQ or GNA11 mutations. Under the Pfizer Agreement, the Company is the sponsor of the combination studies and will provide darovasertib and pay for the costs of the combination studies. Pfizer will provide binimetinib and crizotinib for use in the clinical trial at no cost to the Company. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the clinical trial and will also jointly own inventions, if any, relating to the combined use of darovasertib and binimetinib, or independently, to the combined use of darovasertib and crizotinib. The Company and Pfizer have formed a joint development committee responsible for coordinating all regulatory and other activities under the agreement.

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

Gilead Clinical Study Collaboration and Supply Agreement

In November 2023, the Company entered into a Clinical Study Collaboration and Supply Agreement with Gilead Sciences, Inc. (“Gilead”) to clinically evaluate IDE397 in combination with Trodelvy (sacituzumab govitecan-hziy). In March 2026, the Company deprioritized its clinical activity with Gilead evaluating the combination of IDE397 and Trodelvy.

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

Genentech Clinical Supply and Collaboration Agreement

In August 2026, the Company entered into a clinical collaboration with Genentech, a member of the Roche Group, to evaluate the efficacy and safety of IDE892, its investigational, potential best-in-class MTA-cooperative PRMT5 inhibitor, in combination with GDC-7035 (RG6620), Genentech's KRAS G12D inhibitor, in patients with pancreatic ductal adenocarcinoma (PDAC) harboring both an MTAP-deletion and a KRAS G12D mutation. Genentech will sponsor the clinical combination study, and the Company will supply IDE892.

11. Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 for the Servier License Agreement (see Note 10. Significant Agreements).

Servier License Agreement

In connection with the Servier License Agreement entered into in August 2025 (see Note 10. Significant Agreements), the Company recognized $10.2 million and $25.7 million in collaboration revenue for the three and nine months ended September 30, 2026, respectively.

The Company identified the following performance obligations associated with the Servier License Agreement:

•
Development and commercialization license (the “D&C license”) for regulatory and commercial rights to darovasertib outside the U.S.
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

Contract Balances

The following table presents the changes in the balance of contract assets during the nine months ended September 30, 2026 (in thousands):

Contract Assets
Balance as of December 31, 2025	$5,973
Cash received for cost reimbursement	(21,391)
Reclassification to revenue, as the result of performance obligations satisfied	25,660
Balance as of September 30, 2026	$10,242

Transaction price allocated to the remaining performance obligations

At inception of the Servier License Agreement, the Company determined that the transaction price included the upfront payment and the estimated reimbursable program costs. The remaining aggregated performance obligation as of September 30, 2026 was $139.8 million, $32.5 million of which is expected to be satisfied over the next 12 months. The following table presents the transaction price allocated to the remaining performance obligations as of September 30, 2026 (in thousands):

Remaining Performance Obligations	Allocation of Transaction Price
Research and Development Services	$139,789
Total transaction price allocated to the remaining performance obligations	$139,789

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

12. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(125,749)	$119,244	$(336,740)	$(30,425)
Denominator:
Weighted-average common shares outstanding, basic(1)	102,944,175	88,526,781	94,620,638	88,452,395
Effect of dilutive shares	—	1,164,097	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stock, diluted(1)	102,944,175	89,690,878	94,620,638	88,452,395
Net income (loss) per share attributable to common stockholders, basic	(1.22)	1.35	(3.56)	(0.34)
Net income (loss) per share attributable to common stockholders, diluted	$(1.22)	$1.33	$(3.56)	$(0.34)

(1) The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended September 30, 2026.

The following table summarizes potential shares of common stock that were excluded from the computation of diluted net loss per share due to their anti-dilutive effect on those periods:

	Nine Months Ended September 30,
	2026	2025
Options to purchase common stock	15,444,372	11,325,082

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

In addition to the significant expense categories included within net income presented on the Company's statements of operations and comprehensive loss, see below for disaggregated research and development expenses:

	Three Months Ended
	September 30, 2026	September 30, 2025
External clinical development expenses(1):
Darovasertib	$35,132	$26,881
IDE849	14,943	3,915
IDE892	5,185	1,245
IDE574	3,764	1,101
IDE034	3,580	367
IDE397	2,240	3,699
IDE161	1,392	1,791
Personnel related and stock-based compensation	22,964	17,189
Other research and development expenses(2)	32,376	26,805
Total research and development expenses	$121,576	$82,993

	Nine Months Ended
	September 30, 2026	September 30, 2025
External clinical development expenses(1):
Darovasertib	$90,588	$74,989
IDE849	27,105	4,600
IDE034	13,593	473
IDE892	11,346	3,265
IDE574	10,037	2,354
IDE397	8,647	11,230
IDE161	4,975	5,807
Personnel related and stock-based compensation	64,884	50,205
Other research and development expenses(2)	94,816	75,182
Total research and development expenses	$325,991	$228,105

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

14. Subsequent Events

The Company evaluated all subsequent events from September 30, 2026 through the filing date of this Quarterly Report on Form 10-Q and determined there were no significant events that required recognition or disclosure.

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

•
Metastatic UM (mUM). We are evaluating darovasertib in combination with crizotinib, Pfizer’s oral c-MET inhibitor (the darovasertib combination), in a potentially registration-enabling, Phase 2/3 trial (OptimUM-02) in patients with first line, human leukocyte antigen-A*02:01 negative (HLA*A2(-)) mUM. We are also evaluating the darovasertib combination in HLA-A*02:01 positive (HLA*A2(+)) mUM patients in our single-arm Phase 2 OptimUM-01 trial, and presented updated clinical data from these trials at the 2026 European Society for Medical Oncology (ESMO) Congress in Madrid, Spain. Collectively, we believe the data presented at ESMO supports the broad potential of the darovasertib combination to drive meaningful clinical benefits for patients with mUM, irrespective of HLA*A2 allele status or line of therapy.

During the third quarter, we successfully submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA) under the Oncology Center of Excellence Real-Time Oncology Review (RTOR) program to support a potential U.S. approval of the darovasertib combination in mUM. The RTOR program is designed to enable a more efficient NDA submission and review process to make safe and effective treatments available to patients as early as possible.

•
Neoadjuvant UM. We are evaluating single-agent darovasertib in the neoadjuvant setting of primary UM, where the goal of treatment is to prevent enucleation (surgical eye removal), preserve vision prior to and post-plaque brachytherapy and potentially delay or prevent progression to metastatic disease. We presented updated data from our Phase 2 OptimUM-09 trial at ESMO in 2026 showing that treatment with neoadjuvant darovasertib continued to drive robust tumor shrinkage in primary UM patients, resulting in meaningful improvements in eye preservation rate and predicted vision loss in enucleation-eligible and plaque brachytherapy-eligible patients, respectively.

Due to ongoing site activation and enrollment challenges, we have decided to stop enrollment and close the Phase 3 OptimUM-010 trial. We remain committed to enabling patient access to neoadjuvant darovasertib, and plan to submit published data from OptimUM-09 to support potential inclusion in clinical practice guidelines. If successful, guideline inclusion is intended to provide evidence to support the potential clinical benefit of neoadjuvant darovasertib and may allow payor coverage for eligible patients in the United States.

•
Adjuvant UM. In collaboration with Servier we initiated our OptimUM-011 trial, a global, Phase 3 registrational trial evaluating the darovasertib combination in the adjuvant setting of primary UM. The trial is expected to enroll approximately 450 primary UM patients with increased risk of metastasis, irrespective of HLA status, randomized 1:1 to either 12 months of treatment with the combination or observation. The primary endpoint of the trial is relapse-free survival.

Antibody-Drug Conjugates (ADCs)

•
IDE849 is a potential first-in-class, DLL3 TOP1 ADC being evaluated by our partner, Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui) in a multi-site, open label Phase 1 clinical trial in China in patients with relapsed small-cell lung cancer (SCLC) and neuroendocrine carcinomas (NEC). Hengrui provided a clinical data update from this trial at ESMO which continued to demonstrate the robust anti-tumor activity of IDE849 that was consistent with data previously shared from this trial at the 2025 World Conference on Lung Cancer. Hengrui plans to initiate a Phase 3 registrational trial in China in relapsed SCLC by the end of 2026.

We are conducting a global Phase 1/2 trial of IDE849 in extensive-stage SCLC (ES-SCLC) and NEC and plan to provide our first clinical data from this trial by the end of 2026 or early in 2027. Following successful Type C meetings with the U.S. FDA, we plan to initiate two Phase 3 registrational trials with IDE849 in ES-SCLC and NEC by the end of 2026.

•
IDE034 is a potential first-in-class, B7H3/PTK7 bispecific TOP1 ADC designed to be internalized only when its target antigens are co-expressed on the same tumor cell, which may enhance its selectivity and tolerability profile relative to monovalent antibody formats. We are conducting a Phase 1 dose escalation trial and are targeting to provide a clinical data update in 2027.

•
IDE161 is a potential first-in-class, oral small molecule poly (ADP-ribose) glycohydrolase (PARG) inhibitor in a Phase 1 dose optimization trial to inform combination studies with IDE849 and other TOP1-based ADCs where PARG inhibition may synergize with the payload to deepen responses. We are evaluating IDE161 in a Phase 1 combination cohort with IDE849 in ES-SCLC, NEC, and other DLL3-overexpressing solid tumors. We may also evaluate clinical combinations of IDE161 with IDE034 (B7H3/PTK7) or other TOP1 ADCs in collaboration with third parties.

Methylthioadenosine phosphorylase (MTAP) Deficiency

•
IDE892 is a potential first-in-class, oral small molecule MTA-cooperative inhibitor of protein arginine methyltransferase 5 (PRMT5) being developed for patients with MTAP-deleted solid tumors. We are evaluating IDE892 both as a monotherapy and in combination with IDE397, our proprietary inhibitor of MAT2A, in a Phase 1/2 trial in MTAP-deleted cancers, with a focus on pancreatic ductal adenocarcinoma (PDAC) and non-small cell lung cancer (NSCLC). In May 2026 we entered into a Clinical Supply Collaboration Agreement with Roche to evaluate IDE892 in combination with RG6505, their Phase 1 pan-RAS inhibitor, in MTAP-deleted, RAS-mutant PDAC. We will sponsor and conduct the clinical trial and Roche will provide clinical supply of RG6505, with a goal of initiating a Phase 1 combination trial by the end of the year. In August 2026 we entered into a Clinical Supply Collaboration Agreement with Genentech to evaluate IDE892 in combination with RG6620, a Phase 1 KRAS G12D inhibitor, in MTAP-deleted, KRAS G12D-mutant PDAC. Genentech will sponsor and conduct the trial and we will provide clinical supply of IDE892.
•
IDE397 is a potential first-in-class, oral small molecule inhibitor of methionine adenosyltransferase 2a (MAT2A), which we are developing for patients with MTAP-deleted solid tumors. IDE397 is currently being evaluated in a Phase 1/2 combination cohort with IDE892 in MTAP-deleted cancers. Expansion is planned by the first half of 2027, with an initial clinical focus on MTAP-deleted NSCLC. Dual inhibition of MAT2A and PRMT5 has demonstrated durable tumor regressions in several preclinical MTAP-deleted tumor models, including in NSCLC.

KAT6/7

•
IDE574 is a selective, equipotent dual inhibitor of both KAT6 and KAT7 which spares other structurally similar paralogs, including KAT5 and KAT8 that are required for normal cell function. KAT6 and KAT7 are epigenetic modulators of cell identity and lineage commitment programs that are corrupted by oncogenic transformation. We are currently conducting a Phase 1 dose escalation trial in patients with breast, lung, prostate and colorectal cancers. In October, we dosed our first patient in a Phase 1 combination cohort of IDE574 with fulvestrant in estrogen receptor positive (ER+) metastatic breast cancer.

Corporate Update

We do not have any products approved for sale and have not generated any product revenue since inception. We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received under our former collaboration agreement with GSK and the upfront payment received from Servier under the Servier License Agreement. As of September 30, 2026, we had cash, cash equivalents and marketable securities of approximately $1.15 billion, consisting primarily of money market funds, U.S. government securities, commercial paper and corporate bonds.

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

Our net losses were $336.7 million and $30.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,073.3 million.

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

We believe that our cash, cash equivalents, and short-term and long-term marketable securities will be sufficient to fund our planned operations for at least twelve months from the date of the issuance of our Quarterly Report on Form 10-Q filed on November 3, 2026.

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

	Three Months Ended
	September 30, 2026	September 30, 2025
External clinical development expenses(1):
Darovasertib	$35,132	$26,881
IDE849	14,943	3,915
IDE892	5,185	1,245
IDE574	3,764	1,101
IDE034	3,580	367
IDE397	2,240	3,699
IDE161	1,392	1,791
Personnel related and stock-based compensation	22,964	17,189
Other research and development expenses(2)	32,376	26,805
Total research and development expenses	$121,576	$82,993

	Nine Months Ended
	September 30, 2026	September 30, 2025
External clinical development expenses(1):
Darovasertib	$90,588	$74,989
IDE849	27,105	4,600
IDE034	13,593	473
IDE892	11,346	3,265
IDE574	10,037	2,354
IDE397	8,647	11,230
IDE161	4,975	5,807
Personnel related and stock-based compensation	64,884	50,205
Other research and development expenses(2)	94,816	75,182
Total research and development expenses	$325,991	$228,105

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

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 and the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is presented below.

Comparison of Three Months Ended September 30, 2026 and June 30, 2026

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2026	June 30, 2026	Change	% Change
Revenue:
Collaboration revenue	$10,242	$8,857	$1,385	16%
Operating expenses:
Research and development	121,576	108,689	12,887	12%
General and administrative	26,298	22,459	3,839	17%
Loss from operations	(137,632)	(122,291)	(15,341)	(13%)
Interest income and other income, net	11,883	9,839	2,044	21%
Net loss	$(125,749)	$(112,452)	$(13,297)	(12%)

Collaboration Revenue

Collaboration revenue increased by $1.4 million, or 16%, during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 as a result of revenue recognized from the Servier License Agreement. In connection with the Servier License Agreement, we recognized revenue related to amounts allocated to the two research and development service performance obligations over time, as the underlying services are performed over the period through the completion of program development activities.

Research and Development Expenses

Research and development expenses increased by $12.9 million, or 12% during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 primarily due to increases of $11.4 million in fees paid to CROs, consultants and milestone payments related to the advancement of our lead product candidates through preclinical and clinical studies, including a $2.0 million milestone payment to Novartis triggered by the submission of the darovasertib NDA for mUM to the FDA in the third quarter of 2026, $1.5 million in personnel-related expenses, including salaries, benefits and stock-based compensation and other expenses, to support our growth and research development programs.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million, or 17%, during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 primarily due to increases of $1.7 million in personnel-related expenses, including salaries, benefits and stock-based compensation, $1.5 million in facilities and information technology expenses to support our continued growth, and $0.6 million in consulting fees primarily related to commercial preparation activities for darovasertib.

Interest Income and Other Income, Net

Interest income increased by $2.0 million, or 21%, during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 primarily due to higher average investment balances during the three months ended September 30, 2026.

Comparison of Nine Months Ended September 30, 2026 and September 30, 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Revenue:
Collaboration revenue	$25,660	$207,834	$(182,174)	(88%)
Operating expenses:
Research and development	325,991	228,105	97,886	43%
General and administrative	68,135	44,472	23,663	53%
Loss from operations	(368,466)	(64,743)	(303,723)	(469%)
Interest income and other income, net	31,726	34,318	(2,592)	(8%)
Net loss	$(336,740)	$(30,425)	$(306,315)	(1007%)

Collaboration Revenue

Collaboration revenue decreased by $182.2 million, or 88% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the recognition of upfront license revenue associated with the Servier collaboration in the prior-year period.

Research and Development Expenses

Research and development expenses increased by $97.9 million, or 43%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to increases of $80.1 million in fees paid to CROs and consultants, clinical trial and manufacturing costs and milestone payments related to the advancement of our lead product candidates through preclinical and clinical studies, $14.9 million in personnel-related expenses, including salaries, benefits and stock-based compensation, to support our growth, and $2.9 million in facilities and information technology costs to support our research and development programs.

General and Administrative Expenses

General and administrative expenses increased by $23.7 million, or 53%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to increases of $15.2 million in personnel-related expenses, including salaries, benefits and stock-based compensation, $4.8 million in commercial preparation activities for darovasertib, $3.1 million in audit, tax, consulting and other external services for continued company growth, and $0.6 million in legal expenses, including contracting and patent support.

Interest Income and Other Income, Net

Interest income decreased by $2.6 million, or 8%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to lower investment yields.

Liquidity and Capital Resources; Plan of Operations

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and the upfront payment and certain milestone payments received under our former collaboration agreement with GSK and the upfront payment received from Servier under the Servier License Agreement. As of September 30, 2026, we had cash, cash equivalents and marketable securities of approximately $1.15 billion, consisting primarily of money market funds, U.S. government securities, commercial paper, and corporate bonds.

On January 19, 2024, we entered into an Open Market Sales Agreement, or the January 2024 Sales Agreement, with Jefferies LLC, or Jefferies, relating to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of common stock, par value $0.0001 per share, or common stock, having aggregate gross proceeds of up to $350.0 million through Jefferies as sales agent.

During the year ended December 31, 2025, we sold an aggregate of 984,000 shares of our common stock for aggregate net proceeds of $25.0 million at a weighted average sales price of approximately $26.00 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

During the nine months ended September 30, 2026, we sold an aggregate of 1,196,423 shares of our common stock for aggregate net proceeds of $32.9 million at a weighted average sales price of approximately $28.38 per share under the at-the-market offering pursuant to the January 2024 Sales Agreement with Jefferies as sales agent.

As of September 30, 2026, approximately $122.6 million of common stock remained available to be sold pursuant to the January 2024 Sales Agreement. We may cancel our at-the-market program at any time upon written notice, pursuant to its terms.

On June 10, 2026, we completed an underwritten public follow-on offering. The offering consisted of 7,222,225 shares of common stock at an offering price to the public of $27.00 per share, including 1,666,669 shares of common stock issued upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 5,555,576 shares of common stock at a public offering price of $26.9999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, we received aggregate gross proceeds of approximately $345.0 million and net proceeds of $323.4 million, after deducting underwriting discounts and commissions and other offering expenses.

Material Cash Requirements

We have primarily incurred net losses since our inception. For the nine months ended September 30, 2026 and September 30, 2025, we had net losses of $336.7 million and $30.4 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2026, we had an accumulated deficit of $1,073.3 million. Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(256,862)	$19,398
Investing activities	41,669	167,502
Financing activities	364,086	27,649
Net increase in cash, cash equivalents and restricted cash	$148,893	$214,549

Cash Flows from Operating Activities

Net cash used in operating activities was $256.9 million for the nine months ended September 30, 2026. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $336.7 million, adjusted for net non-cash charges of $48.8 million and changes in net operating assets and liabilities of $31.1 million. Our non-cash charges consisted of $48.9 million in stock-based compensation, $2.0 million in depreciation and $1.3 million of the amortization of right-of-use assets, partially offset by $3.4 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities was primarily of cash inflows resulting from a $1.8 million increase in lease liabilities, $4.4 million increase in accounts payable, $2.6 million decrease in prepaid expenses and other assets and $31.7 million increase in accrued and other liabilities due to fees paid to CROs, CMOs and consultants in support of research and manufacturing activities, partially offset by cash outflows resulting from a $4.3 million increase in contract assets related to the Servier License Agreement.

Net cash provided by operating activities was $19.4 million for the nine months ended September 30, 2025. Cash provided by operating activities was primarily due to the upfront payment from Servier License Agreement, partially offset by the use of funds in our operations to develop our product candidates, resulting in a net loss of $30.4 million, adjusted for net non-cash charges of $29.3 million and changes in net operating assets and liabilities of $20.6 million. Our non-cash charges consisted of $34.3 million in stock-based compensation, $2.0 million in depreciation and $1.4 million of the amortization of right of use assets, partially offset by $8.5 million accretion of discounts on marketable securities. The net change in our operating assets and liabilities was primarily due to cash inflows from $3.6 million in accounts payable, $15.2 million accrued and other liabilities in support of the advancement of our lead product candidates, $2.2 million in contract liabilities related to the Servier License Agreement, $1.9 million in lease liabilities, partially offset by outflows of $2.3 million in prepaid and other assets.

Cash Flows from Investing Activities

Net cash provided by investing activities was $41.7 million for the nine months ended September 30, 2026, which consisted primarily of $419.4 million used to purchase marketable securities and $2.1 million used to purchase property and equipment, partially offset by $463.2 million provided by maturities of marketable securities.

Net cash provided by investing activities was $167.5 million for the nine months ended September 30, 2025, which consisted primarily of $371.8 million used to purchase marketable securities and $2.0 million used to purchase property and equipment, offset by $541.3 million provided by maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $364.1 million for the nine months ended September 30, 2026, which consisted primarily of $182.3 million of net proceeds from issuance of common stock upon public offering, $141.0 million of proceeds from issuance of pre-funded warrants, $32.9 million in net proceeds from at-the-market offerings, $6.9 million in proceeds from exercise of common stock options and $0.9 million in proceeds from ESPP purchase.

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

For more detail on our critical accounting policies, refer to Note 2 in the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and the notes to the financial statements appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on February 17, 2026. For the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2026, we had cash, cash equivalents and marketable securities of approximately $1.15 billion, consisting of bank deposits, interest-bearing money market funds, investments in U.S. government securities, commercial paper and corporate bonds, for which the fair value would be affected by changes in the general level of U.S. interest rates. Even if the fair value of certain government securities, commercial paper, and corporate bonds is affected by changes in U.S. interest rates, the principal of such instruments will be due to us upon maturity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the three months ended September 30, 2026, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Adoption Date	Termination Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
				Rule 10b5-1*	Non-Rule 10b5‑1**
Yujiro S. Hata Chairman and Chief Executive Officer	Adopt	July 7, 2026		X		330,316	July 2, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Exhibit Index

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/28/2019	3.1

3.2	Amended and Restated Bylaws.	8-K	5/28/2019	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	5/13/2019	4.2

4.3	Description of Common Stock.	10-K	2/17/2026	4.3

4.4	Form of April 2023 Pre-funded Warrant.	8-K	4/27/2023	4.1

4.5	Form of October 2023 Pre-funded Warrant.	8-K	10/27/2023	4.1

4.6	Form of July 2024 Pre-funded Warrant.	8-K	7/11/2024	4.1

4.7	Form of June 2026 Pre-funded Warrant	8-K	6/10/2026	4.1

10.1#	Amendment to IDEAYA Biosciences, Inc. 2023 Employment Inducement Award Plan				X

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

IDEAYA Biosciences, Inc.

Date: November 3, 2026	By:	/s/ Yujiro Hata
Yujiro Hata
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Joshua Bleharski, Ph.D.
Joshua Bleharski, Ph.D.
Chief Financial Officer
(Principal Financial Officer)